Form 10-K
period 2016-12-31
PEPSICO INC
filed 2017-02-15
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission file number 1-1183
PepsiCo, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	13-1584302 (I.R.S. Employer Identification No.)
700 Anderson Hill Road, Purchase, New York (Address of Principal Executive Offices)	10577 (Zip Code)
Registrant’s telephone number, including area code: 914-253-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	New York and Chicago Stock Exchanges
2.500% Senior Notes Due 2022	New York Stock Exchange
1.750% Senior Notes Due 2021	New York Stock Exchange
2.625% Senior Notes Due 2026	New York Stock Exchange
0.875% Senior Notes due 2028	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 10, 2016, the last day of business of our most recently completed second fiscal quarter, was $148.7 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 7, 2017 was 1,427,214,232.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2016

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
Our Operations
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Our segment net revenue (in millions) and contributions to consolidated net revenue for each of the last three fiscal years were as follows:

	Net Revenue			% of Total Net Revenue
	2016 (a)	2015	2014	2016	2015	2014
FLNA	$15,549	$14,782	$14,502	25%	23%	22%
QFNA	2,564	2,543	2,568	4	4	4
NAB	21,312	20,618	20,171	34	33	30
Latin America	6,820	8,228	9,425	11	13	14
ESSA	10,216	10,510	13,399	16	17	20
AMENA	6,338	6,375	6,618	10	10	10
	$62,799	$63,056	$66,683	100%	100%	100%

(a)
Our fiscal 2016 results include an extra week of results (53rd reporting week). The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

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
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Quaker simply granola and Quaker oat squares. These branded products are sold to independent distributors and retailers.
North America Beverages
Either independently or in conjunction with third parties, NAB makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Gatorade, Mountain Dew, Aquafina, Diet Pepsi, Diet Mountain Dew, Tropicana Pure Premium, Mist Twst and Mug. NAB also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, NAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper, Crush and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). NAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. NAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets.

Latin America
Either independently or in conjunction with third parties, Latin America makes, markets, distributes and sells a number of snack food brands including Doritos, Cheetos, Marias Gamesa, Lay’s, Ruffles, Emperador, Saladitas, Rosquinhas Mabel, Sabritas and Tostitos, as well as many Quaker-branded cereals and snacks. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP, Gatorade, Toddy, Mirinda, Manzanita Sol, H2oh! and Diet Pepsi. These branded products are sold to authorized bottlers, independent distributors and retailers. Latin America also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea through an international joint venture with Unilever (under the Lipton brand name).
See Note 1 to our consolidated financial statements for information about the deconsolidation of our Venezuelan subsidiaries, which was effective as of the end of the third quarter of 2015.
Europe Sub-Saharan Africa
Either independently or in conjunction with third parties, ESSA makes, markets, distributes and sells a number of leading snack food brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Mirinda, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, ESSA operates its own bottling plants and distribution facilities. ESSA also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, ESSA makes, markets, sells and distributes a number of leading dairy products including Chudo, Agusha and Domik v Derevne.
Asia, Middle East and North Africa
Either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Cheetos, Doritos and Crunchy through consolidated businesses, as well as through noncontrolled affiliates. Further, either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells many Quaker-branded cereals and snacks. AMENA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Aquafina, Mountain Dew, and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, AMENA operates its own bottling plants and distribution facilities. AMENA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi).
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
Ingredients and Other Supplies
The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oranges and other fruits, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel, electricity and natural gas are also important commodities for our business due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including by developing our initiative to advance sustainable farming practices by our suppliers and expanding it globally. See Note 9 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mist Twst, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, G Series, G2, Gatorade, Grandma’s, H2oh!, Imunele, Izze, J-7 Tonus, Kas, KeVita, Kurkure, Lay’s, Life, Lifewtr, Lifewater, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mist Twst, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Kickstart, Mug, Munchies, Naked, Near East, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi Next, Pepsi Zero Sugar, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, Sandora, Santitas, 7UP (outside the United States), 7UP Free (outside the United States), Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, Sting, SunChips, Toddy, Toddynho, Tostitos, Trop 50, Tropicana, Tropicana Farmstand, Tropicana Pure Premium, Tropicana

Twister, V Water, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks, Muscle Milk protein shakes and various DPSG brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, and the current economic environment continue to increase the importance of major customers. In 2016, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 13% of our total net revenue. Our top five retail customers represented approximately 32% of our 2016 net revenue in North America, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers, which were used in finished goods sold by them to these retailers.

See “Off-Balance-Sheet Arrangements” in “Our Financial Results – Our Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our independent bottlers.
Our Competition
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers, economy brands and other competitors. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, DPSG, Kellogg Company, The Kraft Heinz Company, Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc.
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2016, we and The Coca-Cola Company represented approximately 24% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting changing consumer demands and preferences and accelerating sustainable growth. These activities principally involve: development of new ingredients, flavors and products; reformulation and improvement in the quality and appeal of existing products; improvement and modernization of manufacturing processes, including cost reduction; improvements in product quality, safety and integrity; development of, and improvements in, dispensing equipment, packaging technology, package design and portion sizes; efforts focused on identifying opportunities to transform, grow and broaden our product portfolio, including by developing products with improved nutrition profiles that reduce sodium, saturated fat or added sugars, including through the use of sweetener alternatives and flavor modifiers and innovation in existing sweeteners, and by offering more products with positive nutrition including whole grains, fruits and vegetables, dairy, protein and hydration; and improvements in energy efficiency and efforts focused on reducing our impact on the environment. Our research centers are located around the world, including in Brazil, China, India, Mexico, Russia, the United Arab Emirates, the United Kingdom and the United States, and leverage nutrition science, food science, engineering and consumer insights to meet our strategy to continue to develop nutritious and convenient beverages, foods and snacks.
In 2016, we continued to refine our beverage, food and snack portfolio to meet changing consumer demands by reducing added sugars in many of our beverages and saturated fat and sodium in many of our foods and snacks, and by developing a broader portfolio of product choices, including: continuing to expand our beverage options that contain no high-fructose corn syrup and that are made with natural flavors; launching a state-of-the-art food and beverage healthy vending initiative to increase the availability of convenient, affordable and enjoyable nutrition; further expanding our portfolio of nutritious products by building on our important nutrition platforms and brands — Quaker (grains), Tropicana (fruits and vegetables), Gatorade (sports nutrition for athletes) and Naked Juice (juices and smoothies); further expanding our whole grain products globally; and further expanding our portfolio of nutritious products in growing categories, such as dairy, hummus and other refrigerated dips, and baked grain snacks. In addition, we continued to make investments to reduce our impact on the environment, including: efforts to conserve raw materials and energy, such as by working to achieve reductions in greenhouse gas emissions across our global businesses, by helping to protect and conserve global water supplies especially in high water-risk areas (including conserving water within our operations and promoting the efficient use of water use in our agricultural supply chain), and by incorporating into our operations, improvements in the sustainability and resources of our agricultural supply chain; efforts to reduce waste generated by our operations and disposed of in landfills; efforts to support increased packaging recovery and recycling rates; efforts to increase energy efficiency, including the increased use of renewable energy and resources; efforts to support sustainable agriculture by expanding best practices with our growers and suppliers; and efforts to optimize packaging technology and design to make our packaging increasingly recoverable or recyclable with lower environmental impact.
Research and development costs were $760 million, $754 million and $718 million in 2016, 2015 and 2014, respectively, and are reported within selling, general and administrative expenses. Consumer research is excluded from such research and development costs and included in other marketing costs.
Regulatory Matters
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, disposal, recycling and use of our products, as well as our occupational health and safety practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies in the more than 200 other countries and territories in which our products are made, manufactured, distributed or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
The U.S. laws and regulations that we are subject to include: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; customs and foreign trade laws and regulations; and laws regulating the sale of certain of our products in schools. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
We are also subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, occupational health and safety, competition, anti-corruption and data privacy. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-

house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
In addition, certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, sale or distribution of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage.
In addition, certain jurisdictions have either imposed, or are considering imposing, product labeling or warning requirements or other limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products or the audience to whom products are marketed. These types of provisions have required that we provide a label that highlights perceived concerns about a product or warns consumers to avoid consumption of certain ingredients or substances present in our products. It is possible that similar or more restrictive requirements may be proposed or enacted in the future. Regulators may also restrict consumers’ ability to use benefit programs, such as the Supplemental Nutrition Assistance Program in the United States, to purchase certain beverages and foods. In addition, legislation has been enacted in certain U.S. states and in certain other countries where our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers, unless a deposit, ecotax or other fee is charged. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, the Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities and our facilities outside the United States must comply with similar laws and regulations. In addition, continuing concern over climate change may result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce or mitigate the potential effects of greenhouse gases, or to limit or impose additional costs on commercial water use due to local water scarcity concerns. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations. While these expenditures have not had a material impact on our business, financial condition or results of operations to date, changes in environmental compliance requirements, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
In addition to the discussion in this section, see also “Item 1A. Risk Factors.”
Employees
As of December 31, 2016, we and our consolidated subsidiaries employed approximately 264,000 people worldwide, including approximately 113,000 people within the United States. In certain countries, our employment levels are subject to seasonal variations. We or our subsidiaries are party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.
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
Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our corporate website (www.pepsico.com), including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, our customers, consumers, business partners and others interested in us to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.pepsico.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
Item 1A. Risk Factors.
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. Any of the factors described below could occur or continue to occur and could have a material adverse effect on our business, financial condition, results of operations or the price of our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and may also adversely affect our business, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends may not be a reliable indicator of future operating results, financial and business performance, events or trends.
Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.
We are a global food and beverage company operating in highly competitive categories and markets. To generate revenues and profits, we rely on continued demand for our products and therefore must sell products that appeal to our customers and consumers. In general, changes in consumption in our product categories or consumer demographics could result in reduced demand for our products. Demand for our products depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including increased demand for products that meet the needs of consumers who are concerned with: health and wellness (including products that have less sodium, added sugars and saturated fat); convenience

(including responding to changes in in-home and on-the-go consumption patterns); or the location of origin or source of the ingredients and products (including the environmental impact related to the production of our products).
Consumer preferences have been evolving, and are expected to continue to evolve, due to a variety of factors, including: the aging of the general population; consumer concerns or perceptions regarding the nutrition profile of certain of our products, including the presence of added sugar, sodium and saturated fat in certain of our products; growing demand for organic or locally sourced ingredients, or consumer concerns or perceptions (whether or not valid) regarding the health effects of ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, artificial flavors and colors, artificial sweeteners, aspartame, caffeine, high-fructose corn syrup, partially hydrolyzed oils, saturated fat, sodium, sugar, trans fats or other product ingredients, substances or attributes, including genetically engineered ingredients; taxes or other restrictions, including labeling requirements, imposed on our products; consumer concerns or perceptions regarding packaging materials, such as with respect to the environmental sustainability or chemical makeup thereof; changes in package or portion size; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; negative publicity (whether or not valid) resulting from regulatory actions, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our employees, our products or advertising campaigns and marketing programs; perception of social media posts or other information disseminated by us or our employees and executives, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; perception of our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties or the business practices of such parties; product boycotts; or a downturn in economic conditions. Any of these factors may reduce consumers’ willingness to purchase our products and any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position and could adversely affect our business, reputation, financial condition or results of operations.
Demand for our products is also dependent in part on product quality, product and marketing innovation and production and distribution, including our ability to: maintain a robust pipeline of new products; improve the quality of existing products; extend our portfolio of products in growing markets and categories; respond to cultural differences and regional consumer preferences (whether through developing or acquiring new products that are responsive to such preferences); monitor and adjust our use of ingredients (including to respond to applicable regulations); develop a broader portfolio of product choices and continue to increase non-carbonated beverage offerings and other alternatives to traditional carbonated beverage offerings; develop sweetener alternatives and innovation; improve the production, packaging and distribution of our products; respond to competitive product and pricing pressures and changes in distribution channels, including in the growing e-commerce channel; and implement effective advertising campaigns and marketing programs, including successfully adapting to a rapidly changing media environment through the use of social media and online advertising campaigns and marketing programs.
Although we devote significant resources to the items mentioned above, there can be no assurance as to our continued ability to develop, launch and maintain successful new products or variants of existing products in a timely manner (including to correctly anticipate or effectively react to changes in consumer preferences) or to develop and effectively execute advertising and marketing campaigns that appeal to customers and consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products could decrease demand for our existing products by negatively affecting consumer perception of our existing brands and may result in inventory write-offs and other costs that could adversely affect our business, financial condition or results of operations.

Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.
The conduct of our business is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as government entities and agencies outside the United States, including laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, disposal, recycling and use of our products, as well as our employment and occupational health and safety practices. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. Many of these laws and regulations have differing or conflicting legal standards across the various markets where our products are made, manufactured, distributed or sold and, in certain markets, such as developing and emerging markets, may be less developed or certain. For example, products containing genetically engineered ingredients are subject to varying regulations and restrictions in jurisdictions in which our products are made, manufactured, distributed or sold. In addition, these laws and regulations and related interpretations may change, sometimes dramatically and unexpectedly, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws and treaties related to international trade, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws and programs restricting the sale and advertising of certain of our products, including restrictions on the audience to whom products are marketed; laws and programs aimed at reducing, restricting or eliminating ingredients or substances in, or attributes of, certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government funds or programs, such as the Supplemental Nutrition Assistance Program in the United States, to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving product claims and concerns (whether or not valid) regarding the effects on health of ingredients or substances in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures impacting the manufacture, sale or distribution of our products; accounting rules and interpretations; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating water rights and access to and use of water or utilities; environmental laws, including laws relating to the regulation of water treatment and discharge of wastewater and air emissions and laws relating to the disposal, recovery or recycling of our products and their packaging. Changes in regulatory requirements, and competing regulations and standards, where our products are made, manufactured, distributed or sold, may result in higher compliance costs, capital expenditures and higher production costs, which could adversely affect our business, reputation, financial condition or results of operations.
The imposition by any jurisdiction in the United States or outside the United States of new laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes, labeling, product or production requirements or other limitations on, or pertaining to, the sale or advertisement of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, may continue to alter the environment in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our products, which could adversely affect our business, financial condition or results of operations. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions may follow and the requirements or restrictions, or proposed requirements or restrictions, may also result in adverse publicity (whether or not valid). For example, if one jurisdiction imposes a tax on sugar-sweetened beverages or foods, or imposes a specific labeling or warning requirement, other jurisdictions may impose similar or other measures that impact the manufacture, sale or distribution of our products. The foregoing may result in decreased demand for our products, adverse publicity or increased concerns about the health implications of consumption of ingredients or substances in our products (whether or not valid).
In addition, studies are underway by third parties to assess the health implications of consumption of certain ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, caffeine, added sugars, saturated fat and sodium. Third parties, such as the World Health Organization, have also published documents or studies claiming that taxes can address consumer consumption of sugar-sweetened beverages and other foods high in sugar, sodium or saturated fat. If, as a result of these studies and documents or otherwise, there is an increase in consumer concerns (whether or not valid) about the health implications of consumption of our products, an increase in the number of jurisdictions that impose taxes on our products, or an increase in new labeling, product or production requirements or other restrictions on the manufacturing, sale or display of our products, demand for our products could decline, or we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could adversely affect our business, financial condition or results of operations.
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
In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot guarantee that our costs in relation to these matters will not exceed our estimates or otherwise have an adverse effect on our business, financial condition or results of operations.
The imposition or proposed imposition of new or increased taxes aimed at our products could adversely affect our business, financial condition or results of operations.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, sale or distribution of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage. For example, effective January 2017, the City of Philadelphia, Pennsylvania in the United States enacted a per-ounce surcharge on all sweetened beverages (including artificially and non-caloric sweetened beverages). By contrast, the U.K. has proposed a graduated tax, in which the per-ounce tax rate is tied to the amount of added sugar present in the beverage: the higher the amount of added sugar, the higher the per-ounce tax rate. These tax measures - whatever their scope or form - could increase the cost of our products, reduce overall consumption of our products, lead to negative publicity

(whether based in scientific fact or not ) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business, financial condition or results of operations.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may reduce demand for such products and could adversely affect our business, financial condition or results of operations.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. These types of provisions have required that we provide a label that highlights perceived concerns about a product or warns consumers to avoid consumption of certain ingredients or substances present in our products. For example, in California in the United States, Proposition 65 requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level.
In addition, some jurisdictions, including Chile and Peru, have adopted labeling requirements or have begun to require color-coded labeling of certain food and beverage products where black, red, yellow and green are used to indicate various levels of a particular ingredient, such as sodium, saturated fat or sugar. In addition, a number of other jurisdictions both in and outside the United States are considering similar measures. The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based in scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business, financial condition or results of operations.
Changes in laws and regulations relating to packaging or disposal of our products could continue to increase our costs and reduce demand for our products or otherwise have an adverse impact on our business, reputation, financial condition or results of operations.
Certain of our products are sold in packaging designed to be recoverable for recycling but not all packaging is recovered, whether due to low value, lack of infrastructure or otherwise. The United States and many other jurisdictions have imposed or are considering imposing regulations or policies designed to encourage recycling, including requiring that deposits or certain taxes or fees be charged in connection with the sale, distribution, marketing and use of certain packaging; extended producer responsibility policies which makes brand owners responsible for the costs of recycling products after consumers have used them; and adopting or extending product stewardship policies which could require brand owners to plan for and, if necessary, pay for the recycling or disposal of packaging after consumers have used them. Compliance with these laws and regulations could continue to affect our costs or require changes in our distribution model, which could adversely affect our business, financial condition or results of operations. Further, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to packaging or disposal of our products.
Our business, financial condition or results of operations could suffer if we are unable to compete effectively.
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local, and private label manufacturers, economy brands and other competitors. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, DPSG,

Kellogg Company, The Kraft Heinz Company, Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness. If we are unable to effectively promote our existing products or introduce new products, if our advertising or marketing campaigns are not effective or if we are otherwise unable to compete effectively (including in distributing our products effectively and cost efficiently through all existing and emerging channels of trade, including through e-commerce), we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures, which may adversely affect our business, financial condition or results of operations.
Our business, financial condition or results of operations could be adversely affected as a result of political conditions in the markets in which our products are made, manufactured, distributed or sold.
Political conditions in the markets in which our products are made, manufactured, distributed or sold may be difficult to predict and may adversely affect our business, financial condition and results of operations. For example, the decision by the United Kingdom to leave the European Union has created uncertainty regarding how the United Kingdom will interact with other European Union countries following its departure and during the time leading up to its departure. In addition, many of the markets in which our products are made, manufactured, distributed or sold, have recently held, or will hold in the near future, elections, the results of which could create uncertainty regarding how existing laws and regulations may change, including with respect to sanctions, climate change regulation, taxes, the movement of goods, services and people between countries and other matters, and could result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty. Any changes in, or the imposition of new, laws, regulations or governmental policy and their related interpretations due to elections, referendums or other political conditions could have an adverse impact on our business, financial conditions and results of operations.
Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, Brazil, the Middle East, China and India. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. The following factors could reduce demand for our products or otherwise impede the growth of our business in developing and emerging markets: unstable economic, political or social conditions, acts of war, terrorist acts, and civil unrest; increased competition; volatility in the economic growth of certain of these markets and the related impact on developed countries who export to these markets; volatile oil prices and the impact on the local economy in certain of these markets; our inability to acquire businesses, form strategic business alliances or to make necessary infrastructure investments; our inability to complete divestitures or refranchisings; imposition of new or increased labeling, product or production requirements, or other restrictions; imposition of new or increased sanctions against, or other regulations restricting contact with, certain countries in these markets, or imposition of new or increased sanctions against U.S. multinational corporations operating in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our suppliers, bottlers, distributors, joint venture partners or other third parties; imposition of taxes on our products or the ingredients or substances used in our products; government-mandated closure, or threatened closure, of our operations or the operations of our suppliers, bottlers, distributors, joint venture partners, customers or other third parties; restrictions on the import or export of our products or ingredients or substances used in our products; regulations relating to the repatriation of funds currently held in foreign jurisdictions to the United States; highly-inflationary economies, devaluation or fluctuation, such as the devaluation of the Mexican peso, Russian ruble, Egyptian pound and the Argentine peso, or demonetization of currency, such as the withdrawal in India of 500 and 1,000 rupee notes; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or could significantly affect our ability to effectively manage our operations in certain of these markets and could result in the deconsolidation of such businesses, such as the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with these laws and regulations. If we are unable to expand our businesses in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets, our reputation, business, financial condition or results of operations could be adversely affected.
Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.
Many of the countries in which our products are made, manufactured, distributed and sold have experienced and continue to experience unfavorable economic conditions, such as recessions or economic slowdowns. Our business or financial results may be adversely impacted by unfavorable economic conditions in the United States and globally, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets, including speculative influences; highly-inflationary economies, devaluation, fluctuation or demonetization; contraction in the availability of credit in the marketplace due to legislation or economic conditions; the effects of government initiatives, including demonetization, austerity or stimulus measures to manage economic conditions and any changes to or cessation of such initiatives; the effects of any default by or deterioration in the credit worthiness of the countries in which our products are made, manufactured, distributed or sold or of countries that may then impact countries in which our products are made, manufactured, distributed or sold; reduced demand for our products resulting from volatility in general global economic conditions or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other lower-cost products, or to less profitable channels; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our customers, consumers, suppliers, bottlers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business, financial condition or results of operations.
In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions, changing regulatory requirements or other factors beyond our control. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution, or changes in the regulatory environment, may limit the ability or willingness of financial institutions to enter into financial transactions with us, including to provide banking or related cash management services, or to extend credit on terms commercially acceptable to us or at all; may leave us with reduced borrowing capacity or exposed to certain currencies or price risk associated with forecasted purchases of raw materials; or may result in a decline in the market value of our investments in debt securities, which could have an adverse impact on our business, financial condition or results of operations. Similar risks exist with respect to our customers, suppliers, bottlers, distributors and joint venture partners and could result in their inability to obtain credit to purchase our products or to finance the manufacture and distribution of our products resulting in product delays, which could also have an adverse impact on our reputation, business, financial condition or results of operations.
Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cyberattacks or other cyber incidents or if our information systems, or those of our customers, suppliers, bottlers, distributors, joint venture partners or other third parties, are otherwise disrupted.
We depend on information systems and technology, some of which are provided by third parties, including public websites and cloud-based services, for many activities important to our business, including: to interface with our customers and consumers; to engage in marketing activities; to enable and improve the effectiveness of our operations; to order and manage materials from suppliers; to manage inventory; to manage our facilities; to conduct research and development; to maintain financial accuracy and efficiency; to comply with regulatory, financial reporting, legal and tax requirements; to collect and store sensitive data and confidential information; to communicate electronically among our global operations and with our employees and the employees of our independent bottlers, contract manufacturers, distributors, joint ventures, suppliers and other third parties; and to communicate with our investors.
As with other global companies, we are regularly subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, social engineering, introduction of viruses or malware, such as ransomware through phishing emails, or password theft. To date, no cyberattack or other cyber incident has to our knowledge had a material adverse effect on our business, financial condition or results of operations. If we do not allocate and effectively manage the resources necessary to build and maintain our information technology infrastructure, including monitoring networks and systems, upgrading our security policies and the skills and training of our employees, and requiring our third-party service providers, customers, suppliers, bottlers, distributors, joint venture partners or other third parties to do the same, if we or they fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, or if our or their information systems are damaged, compromised, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, technology development defects, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract new, customers and consumers; lost revenues resulting from the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities, or the loss of a competitive advantage due to the unauthorized use, acquisition or disclosure of, or access to, confidential information; the incurrence of costs to restore data and to safeguard against future extortion attempts; the loss of, or damage to, intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data or other assets; alteration, corruption or loss of accounting, financial or other data on which we rely for financial reporting and other purposes, which could cause delays in our financial reporting; damage to our reputation; litigation; regulatory enforcement actions or fines; violation of data privacy, security or other laws and regulations; and

remediation costs. Further, our information systems and the information stored therein could be compromised by, and we could experience similar adverse consequences due to, unauthorized outside parties accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes (or demonstrating an ability to do so) or by inadvertent or intentional actions by our employees, agents or third parties. We continue to devote significant resources to network security, backup and disaster recovery, and other security measures to protect our systems and data, but these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. In addition, due to the constantly evolving nature of these security threats, the form and impact of any future incident cannot be predicted.
Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. The need to coordinate with various third-party vendors may complicate our efforts to resolve any issues that may arise. As a result, we are subject to the risk that the activities associated with our third-party vendors may adversely affect our business even if the attack or breach does not directly impact our systems or information.
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
Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy, water and other supplies.
We and our business partners use various raw materials, energy, water and other supplies in our business. The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including PET and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products.
Some of these raw materials and supplies are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions, and some are available from a limited number of suppliers or are in short supply when seasonal demand is at its peak. The raw materials and energy, including fuel, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), disease or pests, agricultural uncertainty, health epidemics or pandemics, governmental incentives and controls, political uncertainties, governmental instability or currency exchange rates. Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.
Water is also a limited resource in many parts of the world. The lack of available water of acceptable quality and increasing pressure to conserve water in areas of scarcity and stress may lead to: supply chain disruption; adverse effects on our operations; higher compliance costs; capital expenditures (including additional investments in the development of technologies to enhance water efficiency and reduce water consumption); higher production costs; the cessation of operations at, or relocation of, our facilities or the facilities of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; or damage to our reputation, any of which could adversely affect our business, financial condition or results of operations.
Business disruptions could have an adverse impact on our business, financial condition or results of operations.
Our ability, and that of our suppliers and other third parties, including our bottlers, contract manufacturers, joint venture partners, distributors and customers, to make, manufacture, transport, distribute and sell products in our portfolio is critical to our success. Damage or disruption to our or their operations due to any of the following factors could impair the ability to make, manufacture, transport, distribute or sell products in our portfolio: adverse weather conditions (including any potential effects of climate change) or natural disaster, such as a hurricane, tornado, earthquake or flooding; government action; economic or political uncertainties or instability in countries in which such products are made, manufactured, distributed or sold, which may also affect our ability to protect the security of our assets and employees; fire; terrorism; outbreak or escalation of armed hostilities; food safety warnings or recalls, whether related to products in our portfolio or otherwise; health epidemics or pandemics; supply and commodity shortages; unplanned delays or unexpected problems associated with repairs or enhancements of facilities in which such products are made, manufactured, distributed or sold; loss or impairment of key manufacturing sites; cyber incidents, including the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities; industrial accidents or other occupational health and safety issues; telecommunications failures; power or water shortages; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and other third parties. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition or results of operations, as well as require additional resources to restore operations.
Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.
Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations (whether or not valid) of product quality issues, mislabeling, misbranding, spoilage, allergens, adulteration or contamination with respect to products in our portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, which could adversely affect our business, reputation, financial condition or results of operations. If any of the products in our portfolio are mislabeled or become unfit for consumption or cause injury, illness or death, or if appropriate resources are not devoted to product quality and safety (particularly as we expand our portfolio into new categories) or to comply with changing food safety requirements, we could decide to, or be required to, recall products in our portfolio and/or we may be subject to liability or government action, which could result in payment of damages or fines, cause certain products in our portfolio to be unavailable for a period of time, result in destruction of product inventory, or result in adverse publicity (whether or not valid), which could reduce consumer demand and brand equity. Moreover, even if allegations of product contamination or tampering or suggestions that our products were not fit for consumption are meritless, the negative publicity surrounding assertions against us or products in our portfolio or processes could adversely affect our reputation or brands. Our business could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. Any of the foregoing could adversely affect our business, reputation, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have enforceable indemnification from suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect our business, financial condition or results of operations.
Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.
We are a leading global beverage, food and snack company with brands that are respected household names throughout the world. Maintaining a good reputation globally is critical to selling our branded products. Our reputation or brand image could be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities, including with respect to human rights and workplace safety, or failure to require our suppliers or other third parties to do so; the failure to achieve our goals of reducing added sugars, sodium and saturated fat in certain of our products and of growing our portfolio of product choices; the failure to achieve our other sustainability goals or to be perceived as appropriately addressing matters of social responsibility; the failure to protect our intellectual property, including in the event our brands are used without our authorization; health concerns (whether or not valid) about our products or particular ingredients or substances in, or attributes of, our products, including concerns regarding whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes, labeling requirements or other limitations on, or pertaining to, the sale, display or advertising of our products; any failure to comply, or perception of a failure to comply, with our policies and goals, including those regarding advertising to children and reducing calorie consumption from sugar-sweetened beverages; our research and development efforts; the recall (voluntary or otherwise) of any products in our portfolio; our environmental impact, including use of agricultural materials, packaging, water, energy use and waste management; any failure to achieve our goals with respect to reducing our impact on the environment, or perception of a failure to act responsibly with respect to water use and the environment; the practices of our employees, agents, customers, distributors, suppliers, bottlers, joint venture partners or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; consumer perception of our industry; consumer perception of our advertising campaigns or marketing programs; consumer perception of our use of social media; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties (including others in our industry); or our responses or the responses of others in our industry to any of the foregoing.
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
Further, the popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. As a result, negative or inaccurate posts or comments about us, our products, policies, practices or advertising campaigns and marketing programs; our use of social media or of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; consumer perception of any of the foregoing, or failure by us to respond effectively to any of the foregoing, may also generate adverse publicity (whether or not valid) that could damage our reputation.
Damage to our reputation or brand image or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could adversely affect our business, financial condition or results of operations, as well as require additional resources to rebuild our reputation.
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or refranchisings, could adversely affect our business, financial condition or results of operations.
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
With respect to joint ventures, we share ownership and management responsibility with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Business decisions or other actions or omissions of our joint venture partners may adversely affect the value of our investment, result in litigation or regulatory action against us or otherwise damage our reputation and brands and adversely affect our business, financial condition or results of operations. In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and laws and regulations outside the United States.

With respect to divestitures and refranchisings, we may not be able to complete or effectively manage such transactions on terms commercially favorable to us or at all and may fail to achieve the anticipated benefits or cost savings from the divestiture or refranchising. Further, as divestitures and refranchisings may reduce our direct control over certain aspects of our business, any failure to maintain good relations with divested or refranchised businesses in our supply or sales chain may adversely impact our sales or business performance.
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
We conduct impairment tests on various components of our portfolio annually, during our third quarter, or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists. Any changes in our estimates or underlying assumptions regarding the future performance of our divisions or in determining the fair value of any such division, including goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets, could adversely affect our results of operations. Factors that could result in an impairment include, but are not limited to: significant negative economic or industry trends or competitive operating conditions; significant macroeconomic conditions that may result in a future increase in the weighted-average cost of capital used to estimate fair value; and significant changes in the nature and timing of decisions regarding assets or markets that do not perform consistently with our expectations, including factors we use to estimate future levels of sales, operating profit or cash flows. Future impairment charges could have a significant adverse effect on our results of operations in the periods recognized.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction. Our operations outside the United States generate a significant portion of our income and income tax associated with repatriation of foreign earnings to the United States could adversely affect our business, financial condition or results of operations. In addition, many of the countries in which our products are made, manufactured, distributed or sold, including countries in which we have significant operations, are actively considering changes to existing tax laws. Changes in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
We are also subject to regular reviews, examinations and audits by the Internal Revenue Service (IRS) and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

Failure to realize anticipated benefits from our productivity initiatives or global operating model could have an adverse impact on our business, financial condition or results of operations.
Our future success and earnings growth depend, in part, on our ability to continue to reduce costs and improve efficiencies. Our productivity initiatives help support our growth initiatives and contribute to our results of operations. We continue to implement strategic plans that we believe will position our business for future success and long-term sustainable growth by allowing us to achieve a lower cost structure and operate more efficiently in the highly competitive beverage, food and snack categories and markets. We are also continuing to implement our global operating model to improve efficiency, decision making, innovation and brand management across the global PepsiCo organization to enable us to compete more effectively. Further, in order to continue to capitalize on our cost reduction efforts and our global operating model, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. Some of these measures could yield unintended consequences, such as business disruptions, distraction of management and employees, reduced employee morale and productivity, and unexpected additional employee attrition, including the inability to attract or retain key personnel. It is critical that we have the appropriate personnel in place to continue to lead and execute our plans, including to effectively manage personnel adjustments and transitions resulting from these initiatives and increased competition for employees with the skills necessary to implement our plans. If we are unable to successfully implement our productivity initiatives and global operating model as planned, fail to implement these initiatives as timely as we anticipate, do not achieve expected savings as a result of these initiatives or incur higher than expected or unanticipated costs in implementing these initiatives, fail to identify and implement additional productivity opportunities in the future, or fail to successfully manage business disruptions or unexpected employee consequences on our workforce, morale or productivity, we may not realize all or any of the anticipated benefits, which could adversely affect our business, financial condition or results of operations.
If we are unable to recruit, hire or retain key employees or a highly skilled and diverse workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to recruit, hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to recruit and hire new employees and then must train them and develop their skills and competencies. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or to hire and retain a highly skilled and diverse workforce could deplete our institutional knowledge base and erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could adversely affect our reputation, business, financial condition or results of operations.
The loss of, or a significant reduction in sales to, any key customer or changes to the retail landscape could adversely affect our business, financial condition or results of operations.
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, e-commerce retailers and authorized independent bottlers, among others. We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, to compete effectively. The loss of any of our key customers or a significant reduction in sales to a key customer could adversely affect our business, financial condition or results of operations. In addition, our industry has been affected by changes to the retail landscape, including increased consolidation of retail ownership and purchasing power, particularly in North America, Europe and Latin America, resulting in large retailers with increased purchasing power, which may impact our ability to compete in these areas. Such retailers may demand improved efficiency, lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks, other distribution channels such as e-commerce, or private label brands, or if we are unable to develop successful relationships with existing and new e-commerce retailers, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. In addition, failure to appropriately respond to any such actions, to offer effective sales incentives and marketing programs to our customers or to adapt to the rapidly changing retail and e-commerce landscapes could reduce our ability to secure adequate shelf space and product availability at our retailers, adversely affect our ability to maintain or grow our share of sales or volume, and adversely affect our business, financial condition or results of operations. In addition, if we are unable to resolve a dispute with any of our key customers, or if there is a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, our business, financial condition or results of operations may be adversely affected.
Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and our financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all, and result in a reduction in our liquidity. We expect to maintain Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global credit markets at favorable interest rates. However, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market could also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity could adversely affect our financial condition and results of operations.
If we are not able to successfully implement shared services or utilize information technology systems and networks effectively, our ability to conduct our business might be negatively impacted.
We have entered into agreements with third-party service providers to utilize certain information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and may enter into agreements for shared services in other functions in the future to achieve cost savings and efficiencies. In addition, we utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale.

We continue on our multi-year business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently, and remain in step with the changing needs of our business, which could result in the loss of customers or consumers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers or consumers and revenue.
Fluctuations in exchange rates impact our business, financial condition and results of operations.
We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Our operations outside of the United States, particularly in Mexico, Canada, Russia, the United Kingdom and Brazil, generate a significant portion of our net revenue. In addition, we purchase many of the ingredients, raw materials and commodities used in our business in numerous markets and in numerous currencies. Fluctuations in exchange rates, including as a result of currency controls or other currency exchange restrictions have had, and may continue to have, an adverse impact on our business, financial condition and results of operations.
Climate change, water scarcity or legal, regulatory or market measures to address climate change or water scarcity may negatively affect our business and operations or damage our reputation.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. Natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain and unfavorably impact the demand for, or our consumer’s ability to purchase, our products. The predicted effects of climate change may also exacerbate challenges regarding the availability and quality of water. As demand for water access continues to increase around the world, we may be subject to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
The continued increasing concern over climate change may result in new or increased regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, or to limit or impose additional costs on commercial water use due to local water scarcity concerns. In the event that such regulation is more stringent than current regulatory obligations or the measures that we are currently undertaking to monitor and improve our energy efficiency and water conservation, we may experience disruptions in, or significant increases in our costs of, operation and delivery and we may be required to make additional investments in facilities and equipment or relocate our facilities. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, the effects of climate change or water scarcity could negatively affect our business and operations.
In addition, any perception (whether or not valid) of our failure to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or water scarcity could result in adverse publicity and could adversely affect our business, reputation, financial condition or results of operations.

There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and water use. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.
A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, could cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
If we are not able to adequately protect our intellectual property rights or if we are found to infringe the intellectual property rights of others, the value of our products or brands, or our competitive position, could be reduced, which could have an adverse impact on our business, financial condition or results of operations.
We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets that are important to our business and relate to a variety of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property. If we fail to obtain or adequately protect our trademarks, copyrights, patents, business processes and trade secrets, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands, or our competitive position, could be reduced and there could be an adverse impact on our business, financial condition or results of operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our reputation, business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products.
Potential liabilities and costs from litigation, legal proceedings or investigations could have an adverse impact on our business, financial condition or results of operations.
We and our subsidiaries are party to a variety of legal claims, proceedings and investigations, including but not limited to litigation related to our advertising, marketing or commercial practices, product labels, claims and ingredients including, sugar, sodium and saturated fat, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others and environmental, employment and insurance matters. We evaluate legal claims to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as appropriate. Litigation is inherently uncertain and there is no guarantee that we will be successful in defending ourselves in litigation, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such litigation. In the event that management’s assessment of actual or potential claims and proceedings proves inaccurate or litigation that is material arises in the future, there may be a material adverse effect on our business, financial condition or results of operations. Defending ourselves from claims, including non-meritorious claims, may also require us to incur significant expense and devote significant resources, and may generate adverse publicity that may damage our reputation or brand image, which could have an adverse impact on our business, financial condition or results of operations.
Many factors may adversely affect the price of our publicly traded securities.
Many factors may adversely affect the price of our common stock and publicly traded debt. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our business, strategies and performance or those of our competitors; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business, strategies and performance or those of our competitors; trading activity in our securities or trading activity in derivative instruments with respect to our securities; changes in our credit ratings; the impact of our share repurchase programs or dividend policy; and the outcome of referenda and elections. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure and our strategy, including as a result of business, legal, regulatory and tax considerations, may not have the impact we intend and may adversely affect the price of our securities. The above factors, as well as the other risks included in this “Item 1A. Risk Factors,” could adversely affect the price of our securities.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

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
Each division utilizes plants, warehouses, distribution centers, offices and other facilities, either owned or leased, in connection with making, marketing, distributing and selling our products. The approximate number of such facilities utilized by each division is as follows:

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Shared(a)
Plants (b)	35	5	70	55	100	50	5
Other Facilities (c)	1,675	3	465	575	365	360	35

(a)
Shared properties are in addition to the other properties reported by our six divisions identified in this table. QFNA shares 13 warehouse and distribution centers with NAB and FLNA. QFNA also shares two warehouse and distribution centers and one research and development laboratory with NAB. FLNA shares one plant with Latin America. NAB, ESSA and AMENA share two plants. Latin America, NAB and AMENA share one concentrate plant. Latin America and AMENA share an additional concentrate plant. Approximately 20 offices support shared functions.

(b)	Includes manufacturing and processing plants as well as bottling and production plants.

(c)	Includes warehouses, distribution centers, offices, including division headquarters, research and development facilities and other facilities.
Significant properties by division included in the table above are as follows:

•	FLNA’s research facility in Plano, Texas, which is owned.

•	QFNA’s food plant in Cedar Rapids, Iowa, which is owned.

•	NAB’s research and development facility in Valhalla, New York, and a Tropicana plant in Bradenton, Florida, both of which are owned.

•	Latin America’s four snack plants in Mexico (two in Vallejo, one in Celaya and one in Monterrey) and one in Brazil (Sorocaba), all of which are owned.

•
ESSA’s snack plant in Leicester, United Kingdom, which is leased; its snack plant in Kashira, Russia, its food and snack research and development facility in Leicester, United Kingdom, its fruit juice plant in Zeebrugge, Belgium, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned.

•
AMENA’s beverage plants in Sixth of October City and Tanta City, Egypt, Rayong, Thailand and Amman, Jordan, and its snack plants in Sixth of October City, Egypt and Queensland, Australia, all of which are owned; and Riyadh, Saudi Arabia, which is leased.

•	Two concentrate plants in Cork, Ireland, which are shared by our NAB, ESSA and AMENA divisions, both of which are owned.

•	Shared service centers in Winston-Salem, North Carolina, and Plano, Texas, which are primarily shared by our FLNA, QFNA and NAB divisions, both of which are leased.
Most of our plants are owned or leased on a long-term basis. In addition to company-owned or leased properties described above, we also utilize a highly distributed network of plants, warehouses and distribution centers that are owned or leased by our contract manufacturers, co-packers, strategic alliances or joint ventures in which we have an equity interest. We believe that our properties generally are in good operating condition and, taken as a whole, are suitable, adequate and of sufficient capacity for our current operations.

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
In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Sanctions imposed by foreign authorities are levied in local currency and disclosed using the U.S. dollar equivalent at the time of imposition and are subject to currency fluctuations. See also “Item 1. Business – Regulatory Matters.” and “Item 1A. Risk Factors.”
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Albert P. Carey	65	Chief Executive Officer, North America
Sanjeev Chadha	57	Chief Executive Officer, Asia, Middle East and North Africa
Marie T. Gallagher	57	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	55	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Dr. Mehmood Khan	58	Vice Chairman, PepsiCo; Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development
Ramon Laguarta	53	Chief Executive Officer, Europe Sub-Saharan Africa
Laxman Narasimhan	49	Chief Executive Officer, Latin America
Indra K. Nooyi	61	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Vivek Sankaran	54	President and Chief Operating Officer, Frito-Lay North America
Kirk Tanner	48	President and Chief Operating Officer, North America Beverages
Cynthia M. Trudell	63	Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo
Tony West	51	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Albert P. Carey, 65, was appointed Chief Executive Officer, North America, effective April 2016. Mr. Carey previously served as Chief Executive Officer, North America Beverages from July 2015 to April 2016, as Chief Executive Officer, PepsiCo Americas Beverages from 2011 to July 2015 and as President and Chief

Executive Officer of Frito-Lay North America from 2006 to 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from 2003 until 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages and Foods North America from 2002 to 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from 1998 to 2002.
Sanjeev Chadha, 57, was appointed Chief Executive Officer, Asia, Middle East and North Africa in July 2015. Mr. Chadha previously served as Chief Executive Officer, PepsiCo Asia, Middle East and Africa from 2013 to July 2015, as President of PepsiCo’s Middle East and Africa region from 2011 to 2013 and as President of PepsiCo’s India region from 2009 to 2010. Mr. Chadha joined PepsiCo in 1989 and has held a variety of senior positions with the Company. He served as Senior Vice President – Commercial, Asia Pacific, including China and India, Senior General Manager, Vietnam and the Philippines, and held other leadership roles in sales, marketing, innovation and franchise.
Marie T. Gallagher, 57, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand.
Hugh F. Johnston, 55, was appointed Vice Chairman, PepsiCo in July 2015 and Executive Vice President and Chief Financial Officer, PepsiCo in March 2010. Mr. Johnston assumed responsibility for the Company’s global e-commerce business and the Company’s global business and information solutions function in July 2015. He previously held responsibility for the Quaker Foods North America division from 2014 to 2016, the position of Executive Vice President, Global Operations from 2009 to 2010 and the position of President of Pepsi-Cola North America from 2007 to 2009. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from 2006 until 2007. From 2005 until 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Dr. Mehmood Khan, 58, was appointed Vice Chairman, PepsiCo in February 2015 and Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group from 2010 to May 2012 and the position of PepsiCo’s Chief Scientific Officer from 2008 to May 2012. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic from 2001 until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Ramon Laguarta, 53, was appointed Chief Executive Officer, Europe Sub-Saharan Africa in July 2015. Mr. Laguarta previously served as Chief Executive Officer, PepsiCo Europe from January 2015 to July 2015, as President, Developing & Emerging Markets, PepsiCo Europe from 2012 to January 2015 and as President, PepsiCo Eastern Europe Region from 2008 to 2012. Mr. Laguarta joined PepsiCo in 1996 as a marketing vice president for Spain Snacks and served in a variety of positions, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, General Manager for Iberia Snacks and Juices from 2002 to 2006 and General Manager for Greece Snacks from 1999 to 2001. Prior to joining PepsiCo in 1996, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Europe and the United States.

Laxman Narasimhan, 49, was appointed Chief Executive Officer, Latin America in July 2015. Mr. Narasimhan previously served as Chief Executive Officer, PepsiCo Latin America Foods from 2014 to July 2015 and as Senior Vice President and Chief Financial Officer of PepsiCo Americas Foods, a business unit that had previously included the Company’s Frito-Lay North America, Quaker Foods North America and Latin America Foods divisions, from 2012 to 2014. Prior to joining PepsiCo in 2012, Mr. Narasimhan spent 19 years at McKinsey & Company, where he served in various positions, including as a director and location manager of the New Delhi office and co-leader of the global consumer and shopper insights practice.
Indra K. Nooyi, 61, has been PepsiCo’s Chief Executive Officer since 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi has served as a director of Schlumberger Ltd. since 2015.
Vivek Sankaran, 54 was appointed President and Chief Operating Officer, Frito-Lay North America, effective April 2016. Prior to that, Mr. Sankaran served as Chief Operating Officer, Frito-Lay North America from February 2016 to April 2016; Chief Commercial Officer, North America from 2014 to February 2016; Chief Customer Officer for Frito-Lay North America from 2012 to 2014; Senior Vice President and General Manager, Frito-Lay North America’s south business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development from 2009 to 2010. Prior to joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey & Company, where he advised Fortune 100 companies with a focus on retail and high tech and co-led the North America purchasing and supply management practice.
Kirk Tanner, 48, was appointed President and Chief Operating Officer, North America Beverages, effective April 2016. Prior to that, Mr. Tanner served as Chief Operating Officer, North America Beverages and President, Global Foodservice from December 2015 to April 2016 and President, Global Foodservice from 2014 to December 2015. Mr. Tanner joined PepsiCo in 1992, where he has worked in numerous domestic and international locations and in a variety of roles, including senior vice president of Frito-Lay North America’s west region from 2009 to 2013; vice president, sales of PepsiCo UK and Ireland from 2008 to 2009; region vice president, Frito-Lay North America’s Mountain region from 2005 to 2008; region vice president, Frito-Lay North America’s Mid-America region from 2002 to 2005; and region vice president, Frito-Lay North America’s California region from 2000 to 2002.
Cynthia M. Trudell, 63, has been Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo since April 2011 and was PepsiCo’s Senior Vice President, Chief Personnel Officer from 2007 until April 2011. Ms. Trudell served as a director of PepsiCo from 2000 until 2007. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as Vice President of General Motors (GM), and Chairman and President of Saturn Corporation, a wholly-owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.
Tony West, 51, has been PepsiCo’s Executive Vice President, Government Affairs, General Counsel and Corporate Secretary since November 2014. Prior to joining PepsiCo, Mr. West served as Associate Attorney General of the United States from 2012 to 2014, after previously serving as the Assistant Attorney General for the Civil Division in the U.S. Department of Justice from 2009 to 2012. From 2001 to 2009, Mr. West was a partner at Morrison & Foerster LLP. He also served as Special Assistant Attorney General at the California Department of Justice from 1999 to 2001 and, prior to that, as an Assistant United States Attorney in the Northern District of California.
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
Stock Prices – The quarterly composite high and low sales prices for PepsiCo common stock as reported on the New York Stock Exchange for each fiscal quarter of 2016 and 2015 are contained in “Item 6. Selected Financial Data.”
Shareholders – As of February 7, 2017, there were approximately 125,692 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 2, 2017, the Board of PepsiCo declared a quarterly dividend of $0.7525 payable March 31, 2017, to shareholders of record on March 3, 2017. For the remainder of 2017, the dividend record dates for these payments are expected to be June 2, September 1 and December 1, 2017, subject to approval of the Board of Directors. Information with respect to the quarterly dividends declared in 2016 and 2015 is contained in “Item 6. Selected Financial Data.”
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2016 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
9/3/2016				$8,240

9/4/2016 - 10/1/2016	2.2	$106.31	2.2	(238)
				8,002
10/2/2016 - 10/29/2016	2.1	$106.47	2.1	(220)
				7,782
10/30/2016 - 11/26/2016	2.4	$104.18	2.4	(245)
				7,537
11/27/2016 - 12/31/2016	1.8	$102.40	1.8	(185)
Total	8.5	$104.92	8.5	$7,352

(a)
All shares were repurchased in open market transactions pursuant to publicly announced repurchase programs, other than 27 thousand shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

(b)
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
The following table summarizes our convertible preferred share repurchases during the fourth quarter of 2016.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/4/2016 - 10/1/2016	—	$—	N/A	N/A

10/2/2016 - 10/29/2016	1,000	$523.89	N/A	N/A

10/30/2016 - 11/26/2016	1,000	$505.43	N/A	N/A

11/27/2016 - 12/31/2016	3,800	$518.78	N/A	N/A
Total	5,800	$517.36	N/A	N/A

Item 6. Selected Financial Data.
Five-Year Summary
(unaudited, in millions except per share amounts)
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and accompanying notes thereto. Our fiscal year ends on the last Saturday of each December and our fiscal year 2016 comprised fifty-three reporting weeks while all other fiscal years presented in the tables below comprised fifty-two reporting weeks.

	2016	2015	2014	2013	2012
Net revenue (a)	$62,799	$63,056	$66,683	$66,415	$65,492
Operating profit	$9,785	$8,353	$9,581	$9,705	$9,112
Net income attributable to PepsiCo	$6,329	$5,452	$6,513	$6,740	$6,178
Net income attributable to PepsiCo per common share – basic	$4.39	$3.71	$4.31	$4.37	$3.96
Net income attributable to PepsiCo per common share – diluted	$4.36	$3.67	$4.27	$4.32	$3.92
Cash dividends declared per common share	$2.96	$2.7625	$2.5325	$2.24	$2.1275
Total assets	$74,129	$69,667	$70,509	$77,478	$74,638
Long-term debt	$30,053	$29,213	$23,821	$24,333	$23,544

(a)
Our fiscal 2016 results include an extra week of results. The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

The following information highlights certain items that impacted our results of operations and financial condition for the five years presented above:

	2016
	Operating profit	Interest expense	Provision for income taxes(b)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (c)	$167	$—	$(56)	$—	$111	$0.08
Restructuring and impairment charges (d)	$(160)	$—	$26	$3	$(131)	$(0.09)
Charge related to the transaction with Tingyi (e)	$(373)	$—	$—	$—	$(373)	$(0.26)
Charge related to debt redemption (f)	$—	$(233)	$77	$—	$(156)	$(0.11)
Pension-related settlement charge (g)	$(242)	$—	$80	$—	$(162)	$(0.11)
53rd reporting week (h)	$126	$(19)	$(44)	$(1)	$62	$0.04

	2015
	Operating profit	Provision for income taxes(b)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (c)	$11	$(3)	$8	$—
Restructuring and impairment charges (d)	$(230)	$46	$(184)	$(0.12)
Charge related to the transaction with Tingyi (e)	$(73)	$—	$(73)	$(0.05)
Pension-related settlement benefits (g)	$67	$(25)	$42	$0.03
Venezuela impairment charges (i)	$(1,359)	$—	$(1,359)	$(0.91)
Tax benefit (j)	$—	$230	$230	$0.15
Müller Quaker Dairy (MQD) impairment (k)	$(76)	$28	$(48)	$(0.03)
Gain on beverage refranchising (l)	$39	$(11)	$28	$0.02
Other productivity initiatives (m)	$(90)	$24	$(66)	$(0.04)
Joint venture impairment charge (n)	$(29)	$—	$(29)	$(0.02)

	2014
	Operating profit	Provision for income taxes(b)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (c)	$(68)	$24	$—	$(44)	$(0.03)
Restructuring and impairment charges (d)	$(418)	$99	$3	$(316)	$(0.21)
Pension-related settlement charge (g)	$(141)	$53	$—	$(88)	$(0.06)
Venezuela remeasurement charge (o)	$(105)	$—	$—	$(105)	$(0.07)
Gain on sale of agricultural assets (p)	$31	$3	$—	$34	$0.02
Other productivity initiatives (m)	$(67)	$13	$—	$(54)	$(0.04)

	2013
	Operating profit	Provision for income taxes(b)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (c)	$(72)	$28	$(44)	$(0.03)
Restructuring and impairment charges (d)	$(163)	$34	$(129)	$(0.08)
Tax benefit (j)	$—	$209	$209	$0.13
Venezuela remeasurement charge (o)	$(111)	$—	$(111)	$(0.07)
Merger and integration charges (q)	$(10)	$2	$(8)	$(0.01)
Gain on beverage refranchising (l)	$137	$—	$137	$0.09

	2012
	Operating profit	Interest expense	Provision for income taxes(b)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (c)	$65	$—	$(24)	$41	$0.03
Restructuring and impairment charges (d)	$(279)	$—	$64	$(215)	$(0.14)
Restructuring and other charges related to the transaction with Tingyi (e)	$(150)	$—	$(26)	$(176)	$(0.11)
Pension-related settlement charge (g)	$(195)	$—	$64	$(131)	$(0.08)
Tax benefit (j)	$—	$—	$217	$217	$0.14
Merger and integration charges (q)	$(11)	$(5)	$4	$(12)	$(0.01)

(b)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

(c)	Mark-to-market net gains and losses on commodity hedges recorded in corporate unallocated expenses.

(d)
Recorded charges related to the 2014 Multi-Year Productivity Plan (2014 Productivity Plan) and 2012 Multi-Year Productivity Plan (2012 Productivity Plan). See Note 3 to our consolidated financial statements.

(e)
In 2016, recorded an impairment charge in the AMENA segment to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value. In 2015, recorded a write-off in the AMENA segment of the value of a call option to increase our holding in TAB to 20%. In 2012, recorded restructuring and other charges related to the transaction with Tingyi. See Note 9 to our consolidated financial statements.

(f)
In 2016, recorded a charge to interest expense, primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. See Note 8 to our consolidated financial statements.

(g)
In 2016, recorded a pension settlement charge in corporate unallocated expenses related to the purchase of a group annuity contract. In 2015, recognized benefits in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions. In 2014 and 2012, recorded lump sum settlement charges in corporate unallocated expenses related to payments for pension liabilities to certain former employees who had vested benefits.

(h)	Our fiscal 2016 results include the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(i)
In 2015, recorded charges in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. See Note 1 to our consolidated financial statements.

(j)
In 2015, recognized a non-cash tax benefit associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011. In 2013, recognized a non-cash tax benefit associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserve for uncertain tax positions for the tax years 2003 through 2012. In 2012, recognized a non-cash tax benefit associated with a favorable tax court decision related to the classification of financial instruments.

(k)	In 2015, recognized impairment charges in the QFNA segment associated with our MQD joint venture investment, including a charge related to ceasing its operations.

(l)
In 2015, recognized a gain in the AMENA segment associated with refranchising a portion of our beverage businesses in India. In 2013, recognized a gain in connection with the refranchising of our beverage business in Vietnam, which was offset by incremental investments in our business.

(m)	Recorded charges related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans. See Note 3 to our consolidated financial statements.

(n)	In 2015, recorded an impairment charge in the AMENA segment associated with a joint venture in the Middle East.

(o)
In 2014, recorded a net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $21 million) recorded in our Latin America segment. In 2013, recorded a net charge related to the devaluation of the bolivar for our Venezuelan businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our Latin America segment.

(p)	In 2014, recorded a gain in the ESSA segment associated with the sale of agricultural assets in Russia.

(q)	In 2013 and 2012, incurred merger and integration charges in the ESSA segment related to our acquisition of Wimm-Bill-Dann Foods OJSC.

Selected Quarterly Financial Data
Selected financial data for 2016 and 2015 is summarized as follows and highlights certain items that impacted our quarterly results (in millions except per share amounts, unaudited):

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue (a)	$11,862	$15,395	$16,027	$19,515	$12,217	$15,923	$16,331	$18,585
Gross profit	$6,711	$8,565	$8,743	$10,571	$6,775	$8,756	$8,936	$10,205
Operating profit	$1,619	$2,964	$2,821	$2,381	$1,797	$2,900	$1,416	$2,240
Mark-to-market net gains/(losses) (b)	$46	$100	$(39)	$60	$(1)	$39	$(28)	$1
Restructuring and impairment charges (c)	$(30)	$(49)	$(27)	$(54)	$(36)	$(25)	$(52)	$(117)
Charges related to the transaction with Tingyi (d)	$(373)	—	—	—	—	—	$(73)	—
Charge related to debt redemption (e)	—	—	—	$(233)	—	—	—	—
Pension-related settlement (charge)/benefits (f)	—	—	—	$(242)	—	—	$37	$30
53rd reporting week (g)	—	—	—	$126	—	—	—	—
Other productivity initiatives (h)	—	—	—	—	—	—	$(44)	$(46)
Venezuela impairment charges (i)	—	—	—	—	—	—	$(1,359)	—
Tax benefit (j)	—	—	—	—	—	—	—	$230
MQD impairment (k)	—	—	—	—	$(65)	—	—	$(11)
Gain on beverage refranchising (l)	—	—	—	—	$39	—	—	—
Joint venture impairment charge (m)	—	—	—	—	—	—	$(29)	—
Net income attributable to PepsiCo	$931	$2,005	$1,992	$1,401	$1,221	$1,980	$533	$1,718
Net income attributable to PepsiCo per common share
Basic	$0.64	$1.39	$1.38	$0.98	$0.82	$1.34	$0.36	$1.18
Diluted	$0.64	$1.38	$1.37	$0.97	$0.81	$1.33	$0.36	$1.17
Cash dividends declared per common share	$0.7025	$0.7525	$0.7525	$0.7525	$0.655	$0.7025	$0.7025	$0.7025
Stock price per share (n)
High	$102.12	$106.94	$110.94	$109.71	$100.76	$98.44	$100.61	$103.44
Low	$93.25	$100.00	$101.30	$98.50	$92.24	$92.72	$76.48	$90.43

(a)
Our fiscal 2016 results include a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(b)	Mark-to-market net gains and losses on commodity hedges recorded in corporate unallocated expenses.

(c)	Recorded charges related to the 2014 and 2012 Productivity Plans. See Note 3 to our consolidated financial statements.

(d)
In 2016, recorded an impairment charge in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. In 2015, recorded a write-off in the AMENA segment of the value of a call option to increase our holding in TAB to 20%. See Note 9 to our consolidated financial statements.

(e)
In 2016, recorded a charge to interest expense, primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. See Note 8 to our consolidated financial statements.

(f)
In 2016, recorded a pension settlement charge in corporate unallocated expenses related to the purchase of a group annuity contract. In 2015, recognized benefits in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions.

(g)	Our fiscal 2016 results include the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(h)
Recorded charges related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans. There were no material charges in 2016. See Note 3 to our consolidated financial statements.

(i)
In 2015, recorded charges in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. See Note 1 to our consolidated financial statements.

(j)
In 2015, recognized a non-cash tax benefit associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011.

(k)	In 2015, recognized impairment charges in the QFNA segment associated with our MQD joint venture investment, including a charge related to ceasing its operations.

(l)	In 2015, recognized a gain in the AMENA segment associated with refranchising a portion of our beverage businesses in India.

(m)	In 2015, recorded an impairment charge in the AMENA segment associated with a joint venture in the Middle East.

(n)	Reflects the quarterly composite high and low sales prices for one share of PepsiCo common stock as reported on the New York Stock Exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 129. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common stock per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

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
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include growth in volume, net revenue, organic revenue, operating profit (as reported and excluding certain items and the impact of foreign exchange translation), earnings per share (EPS) (as reported and excluding certain items and the impact of foreign exchange translation), retail sales, market share, safety, innovation, product and service quality, organizational health, brand equity, media viewership and engagement, employee diversity, net commodity inflation, productivity savings, net capital spending, free cash flow and free cash flow excluding certain items, cash returned to shareholders in the forms of share repurchases and dividends, advertising and marketing expenses, research and development expenditures, return on invested capital (ROIC) and net ROIC (excluding certain items), and gross and operating margins (as reported and excluding certain items).
At PepsiCo, we believe our performance is inextricably linked to the sustainability of the world in which we operate. We call this approach Performance with Purpose and it is embedded into our business and our strategy. Our commitment to Performance with Purpose enabled us to meet or exceed every financial goal we set for 2016. During 2016, we also continued our focus on productivity, prudent capital allocation, reducing our cash flow cycle, operating with a leaner cost structure and embracing innovation. For example, since 2012 our productivity agenda has delivered approximately $1 billion in annual savings by pursuing cost-saving measures ranging from developing agricultural technologies to sourcing more of our foods and beverages locally. We continued to embrace automation across the Company, leveraging new tools that we believe will deliver higher rates of production in the United States and around the world. We also continued to focus on skills upgrading and job retraining, creating new opportunities for our workers which we believe will help us navigate continued geopolitical uncertainty and unrest.
As we look to 2017 and beyond, we believe our Performance with Purpose strategy will enable us to continue delivering strong financial results while positioning our Company for long-term sustainable growth. We recently announced new Performance with Purpose goals for the next ten years. We plan to continue to focus on making healthier foods and beverages for our consumers, generating healthy growth for our retail and foodservice partners; fostering a healthier planet by reducing our environmental impact and boosting our bottom line; creating a healthy workplace and culture for our associates; and promoting healthier communities wherever we operate.
Our strategies are also designed to address key challenges facing our Company, including: consumer demand for healthier products; taxes or other limitations on the manufacture, sale or distribution of our products in a changing regulatory environment; uncertain and volatile macroeconomic conditions, including currency fluctuations; climate change and water scarcity; and political, economic and social instability. See also “Item 1A. Risk Factors” for additional information about risks and uncertainties that the Company faces. We believe that many of these challenges also create new opportunities for our Company and we intend to focus on the following areas to address and adapt to these challenges and capitalize on these opportunities:
Healthier products.
Consumer demand continues to shift towards healthier products, while the risk of regulation, including taxation of certain products, continues to intensify. Given these consumer and regulatory shifts, we continue to shift our portfolio toward more “good-for-you” and “better-for-you” products, through both organic innovation and strategic mergers and acquisitions. We have increased our investment in research and development by 45 percent since 2011, investing approximately $3.5 billion on research and development cumulatively over the past five years.
Healthy retail growth.
Our success is dependent on the success of our retail partners. We continue to collaborate with our retail partners to sell our products faster, increase cash flow and engage consumers. We also intend to continue to invest in building the new capabilities we will need to succeed in the digital marketplace, including the evolving e-commerce landscape, and to focus on building and sustaining strong relationships with our retail partners.
A healthier planet.
As a global food and beverage manufacturer, our success depends on the availability of key natural resources required to make our products, including water. We believe that embracing environmentally responsible business practices, such as water conservation, water replenishment and energy efficiency will help sustain our business. We continue to take steps to reduce our environmental footprint, which also allows us to streamline costs and reinvest savings in our business. By improving our water and energy efficiency, reducing packaging materials, cutting waste and promoting sustainable farming practices around the world, we have saved over $600 million over the past five years.
A healthy workplace.
Our associates are our most valuable asset. We believe that by engaging our associates with opportunities for personal development and promoting ethics in the workplace we can attract the best talent, enhance productivity, spur innovation and position our company to successfully navigate a constantly changing macroeconomic environment.
Healthier communities.
We are a global company, operating in more than 200 countries and territories, but we consider ourselves to be a member of every local community where we operate. By being responsible and responsive to the needs of our communities, we believe we strengthen our business , positioning the Company for long-term success.
Our Operations
See “Item 1. Business.” for information on our divisions and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers and competition. In addition, see Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

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
Our Business Risks
We are subject to risks in the normal course of business. During 2016 and 2015, certain jurisdictions in which our products are made, manufactured, distributed or sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, debt and credit issues, and currency fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
In addition, certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, sale or distribution of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage.
We sell a wide variety of beverages, foods and snack in more than 200 countries and territories and the profile of the products we sell, and the amount of revenue attributable to such products, varies by jurisdiction. Because of this, we cannot predict the scope or form potential taxes or other potential limitations on our products may take, and therefore cannot predict the impact of such taxes or limitations on our financial results. In addition, taxes and limitations may impact us and our competitors differently. We continue to monitor existing and proposed taxes in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes or limitations, including advocating alternative measures with respect to the imposition, form and scope of any such taxes or limitations.
See also “Item 1A. Risk Factors,” “Executive Overview” above and “Market Risks” below for more information about these risks and the actions we have taken to address key challenges.
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

◦	The Compensation Committee of the Board reviews PepsiCo’s employee compensation policies and practices to assess whether such policies and practices could lead to unnecessary risk-taking behavior; and

◦
In 2017, the Board established a Public Policy and Sustainability Committee to assist the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key public policy and sustainability matters.

•
The PepsiCo Risk Committee (PRC), which is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board and Chief Executive Officer, meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board;

•
Division and key country risk committees, comprised of cross-functional senior management teams, meet regularly to identify, assess, prioritize and address division and country-specific business risks;

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
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements. See “Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” and “Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy, water and other supplies.” in “Item 1A. Risk Factors.” See “Our Liquidity and Capital Resources” for further information on our non-cancelable purchasing commitments.
The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 9 to our consolidated financial statements for further discussion of these derivatives and our hedging policies. See “Our Critical Accounting Policies” for a discussion of the exposure of our pension and retiree medical plan assets and liabilities to risks related to market fluctuations.
Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Item 1A. Risk Factors” for further discussion.

Commodity Prices
Our commodity derivatives had a total notional value of $0.8 billion as of December 31, 2016 and $1.0 billion as of December 26, 2015. At the end of 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2016 by $89 million.
Foreign Exchange
Our operations outside of the United States generated 42% of our net revenue in 2016, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 19% of our net revenue in 2016. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. During 2016, unfavorable foreign exchange negatively impacted net revenue performance by 3 percentage points, primarily due to the Mexican peso, Russian ruble, Pound sterling, Egyptian pound, Argentine peso and the Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Brazil, China, Greece, India, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the referendum in the United Kingdom to leave the European Union, and the potential impact, if any, for the ESSA segment and our other businesses.
Starting in 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. These sanctions have not had and are not expected to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. For the years ended December 31, 2016, December 26, 2015 and December 27, 2014, total net revenue generated by our operations in Russia represented 4%, 4% and 7% of our consolidated net revenue, respectively. As of December 31, 2016, our long-lived assets in Russia were $4.4 billion.
Our foreign currency derivatives had a total notional value of $1.6 billion as of December 31, 2016 and $2.1 billion as of December 26, 2015. The total notional amount of our debt instruments designated as net investment hedges was $0.8 billion as of December 31, 2016. At the end of 2016, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains in 2016 by $122 million.
Conditions in Venezuela, including restrictive exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. The exchange restrictions and other conditions have significantly impacted our ability to effectively manage our businesses in Venezuela, including limiting our ability to import certain raw materials and to settle U.S. dollar-denominated obligations, and have restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela. Therefore, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2016. For further information, please refer to Note 1 to our consolidated financial statements and “Items Affecting Comparability.”
Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We did not receive any cash in U.S. dollars from our Venezuelan entities during the fourth quarter of 2015 or fiscal year 2016. We will continue to monitor the conditions in Venezuela and their impact on our accounting and disclosures. In 2015, the results of our operations in Venezuela, which include the months of January through August, generated 2% of net revenue and 2% of operating profit, prior to the impairment charges of $1.4 billion.
Interest Rates
Our interest rate derivatives had a total notional value of $11.2 billion as of December 31, 2016 and $12.5 billion as of December 26, 2015. Assuming year-end 2016 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2016 by $20 million due to higher cash and cash equivalents and short-term investments levels as compared with our variable rate debt.
OUR CRITICAL ACCOUNTING POLICIES
An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension and retiree medical plans, our critical accounting policies do not involve a choice between alternative methods of accounting. With the exception of our change in 2016 to the full yield approach to estimate the service and interest cost components for our pension and retiree medical plans as described below, we applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented. We have discussed our critical accounting policies with our Audit Committee.
Our critical accounting policies are:

•	revenue recognition;

•	goodwill and other intangible assets;

•	income tax expense and accruals; and

•	pension and retiree medical plans.
Revenue Recognition
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-

of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products.
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
As discussed in “Our Customers” in “Item 1. Business,” we offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers through funding of advertising and other marketing activities. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $291 million as of December 31, 2016 and $321 million as of December 26, 2015 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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
We believe that a brand has an indefinite life if it has a history of strong revenue and cash flow performance and we have the intent and ability to support the brand with marketplace spending for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from 20 to 40 years. Determining the expected life of a brand requires management judgment and is based on an evaluation of a number of factors, including market share, consumer awareness, brand history, future expansion expectations and regulatory restrictions, as well as the macroeconomic environment of the countries in which the brand is sold.
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
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014. We recognized no material impairment charges for nonamortizable intangible assets in each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014. As of December 31, 2016, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceeded their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of macroeconomic conditions in Russia and Brazil on the estimated fair value of our indefinite-lived intangible assets in these countries and have concluded that there is no impairment as of December 31, 2016. However, there could be an impairment of the carrying value of certain brands in these countries if there is a further deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value.
Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. See “Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.” in “Item 1A. Risk Factors.”
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
In 2016, our annual tax rate was 25.4% compared to 26.1% in 2015, as discussed in “Other Consolidated Results.” The tax rate decreased 0.7 percentage points compared to 2015 reflecting the impact of the 2015 Venezuela impairment charges, which had no corresponding tax benefit, partially offset by the 2015 favorable resolution with the IRS of substantially all open matters related to the audits for taxable years 2010 and 2011, as well as the 2016 impairment charge recorded to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit.
Pension and Retiree Medical Plans
Our pension plans cover certain employees in the United States and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. Certain U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder of the cost. In addition, we have been phasing out certain subsidies of retiree medical benefits.
In 2016, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the combination of two plans effective December 31, 2016, and the spinoff of a portion of the combined plan into a pre-existing plan effective January 1, 2017. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of the PepsiCo Employees Retirement Plan A, or active plan, and the PepsiCo Employees Retirement Plan I, or inactive plan. The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the active plan will continue to be amortized over the average remaining service life of the active participants (approximately 11 years beginning in 2017), while the actuarial gains and losses associated with the inactive plan will be amortized over the remaining life expectancy of the inactive participants (approximately 27 years beginning in 2017). As a result of these changes, benefit plan pre-tax expense is expected to decrease by approximately $40 million in 2017, primarily impacting corporate unallocated. See Note 7 to our consolidated financial statements.
In 2016, the U.S. qualified defined benefit pension plans purchased a group annuity contract whereby an unrelated insurance company assumed the obligation to pay and administer future annuity payments for certain retirees. In 2016, we made discretionary contributions of $452 million primarily to fund the transfer of the obligation. This transaction triggered a pre-tax settlement charge of $242 million ($162 million after-tax or $0.11 per share). See “Items Affecting Comparability” and Note 7 to our consolidated financial statements.
In 2014, we offered certain former employees who had vested benefits in our U.S. defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or Individual Retirement Account (IRA)). In 2014, we made a discretionary contribution of $388 million to fund substantially all of these payments. As a result, we recorded a pre-tax pension lump sum settlement charge in corporate unallocated expenses of $141 million ($88 million after-tax or $0.06 per share). See “Items Affecting Comparability” and Note 7 to our consolidated financial statements.
Our Assumptions
The determination of pension and retiree medical expenses and obligations requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the projected benefit obligation due to the passage of time (interest cost), and (3) other gains and losses as discussed in Note 7 to our consolidated financial statements, reduced by (4) the expected return on assets for our funded plans.
Significant assumptions used to measure our annual pension and retiree medical expenses include:

•	certain employee-related demographic factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plans;

•	for pension expense, the rate of salary increases for plans where benefits are based on earnings;

•	for retiree medical expense, health care cost trend rates; and

•	for pension and retiree medical expense, the spot rates along the yield curve used to determine the present value of liabilities and, beginning in 2016, to determine service and interest costs.

Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical expenses and obligations.
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
Effective as of the beginning of 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our U.S. and the majority of our significant international pension and retiree medical plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation (or accumulated post-retirement benefit obligation for the retiree medical plans) at the beginning of the period. We have now elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. This change does not affect the measurement of our benefit obligation. We have accounted for this change in estimate on a prospective basis as of the beginning of 2016. The pre-tax reduction in net periodic benefit cost associated with this change was $125 million ($81 million after-tax or $0.06 per share) for the full year 2016.
See Note 7 to our consolidated financial statements for information about the expected rate of return on plan assets and our plans’ investment strategy. Although we review our expected long-term rates of return on an annual basis, our asset returns in a given year do not significantly influence our evaluation of long-term rates of return.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2017	2016	2015
Pension
Service cost discount rate (a)	4.3%	4.5%	n/a
Interest cost discount rate (a)	3.5%	3.8%	n/a
Expense discount rate (a)	n/a	n/a	4.1%
Expected rate of return on plan assets	7.2%	7.2%	7.3%
Expected rate of salary increases	3.2%	3.2%	3.5%
Retiree medical
Service cost discount rate (a)	4.0%	4.3%	n/a
Interest cost discount rate (a)	3.2%	3.3%	n/a
Expense discount rate (a)	n/a	n/a	3.8%
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Current health care cost trend rate	5.9%	6.0%	6.2%

(a)	In the first quarter of 2016, we changed the method we use to estimate the service and interest cost components of pension and retiree medical expense.

In general, lower discount rates increase the size of the projected benefit obligation and pension expense in the following year, while higher discount rates reduce the size of the projected benefit obligation and pension expense. Based on our assumptions, we expect our total pension and retiree medical expense to decrease in 2017 primarily driven by cost savings due to the recognition of prior experience gains on plan assets, the reorganization of the plans and the transfer of our obligation for certain retirees to an unrelated insurance company, partially offset by lower discount rates.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. Under the full-yield-curve approach adopted at the beginning of 2016, a 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would increase the 2017 pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$37
Expected rate of return	$36
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
In 2016 and 2015, total servings increased 3% and 1% compared to 2015 and 2014, respectively. Excluding the impact of the 53rd reporting week, total servings in 2016 increased 2% compared to 2015. Servings growth reflects adjustments to the prior year results for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015.

Total Net Revenue and Operating Profit/(Loss)

				Change
	2016	2015	2014	2016	2015
Total net revenue	$62,799	$63,056	$66,683	—%	(5)%
Operating profit/(loss)
FLNA	$4,659	$4,304	$4,054	8%	6%
QFNA	653	560	621	16%	(10)%
NAB	2,959	2,785	2,421	6%	15%
Latin America	887	(206)	1,636	n/m	(113)%
ESSA	1,108	1,081	1,389	2.5%	(22)%
AMENA	619	941	985	(34)%	(4.5)%
Corporate Unallocated	(1,100)	(1,112)	(1,525)	(1)%	(27)%
Total operating profit	$9,785	$8,353	$9,581	17%	(13)%

Total operating profit margin	15.6%	13.2%	14.4%	2.3	(1.2)
n/m - Not meaningful due to the impact of impairment charges associated with a change in accounting for our Venezuela operations in 2015.
2016
Total operating profit increased 17% and operating margin increased 2.3 percentage points. Operating profit growth was driven by the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories throughout all of our segments, effective net pricing and volume growth. Additionally, the impact of recording an impairment charge in the prior year and ceasing the operations of our MQD joint venture contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses, unfavorable foreign exchange and higher commodity costs, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 2 percentage points. Items affecting comparability (see “Items Affecting Comparability”) contributed 13 percentage points to operating profit growth and increased total operating profit margin by 1.5 percentage points, primarily reflecting a 17-percentage-point contribution from the prior-year Venezuela impairment charges. Higher commodity inflation reduced operating profit growth by 1 percentage point, primarily attributable to inflation in the Latin America, ESSA and AMENA segments, partially offset by deflation in the NAB, FLNA and QFNA segments. The impact of our 53rd reporting week was fully offset by incremental investments we made in our business. Corporate unallocated expenses decreased 1%, driven by lower pension expense reflecting the change to the full yield curve approach, lower foreign exchange transaction losses and decreases in other corporate expenses, partially offset by increased contributions to The PepsiCo Foundation, Inc. to fund charitable and social programs and the net impact of items affecting comparability mentioned above included in corporate unallocated expenses.
2015
Total operating profit decreased 13% and operating margin decreased 1.2 percentage points. Operating profit performance was primarily driven by certain operating cost increases, unfavorable foreign exchange, higher commodity costs and increased advertising and marketing expenses. These impacts were partially offset by effective net pricing, the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories throughout all of our segments, and volume growth. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 9 percentage points and decreased total operating profit margin by 1.4 percentage points, primarily reflecting the Venezuela impairment charges. Higher commodity inflation negatively impacted operating profit performance by 5 percentage points, primarily attributable to inflation in the Latin America and ESSA segments, partially offset by deflation in the NAB, FLNA, AMENA and QFNA segments. Additionally, impairment charges in the QFNA segment associated with our MQD joint venture and the fourth quarter impact of our Venezuelan businesses (as a result of the deconsolidation) each negatively impacted reported operating profit performance by 1 percentage point. Corporate unallocated expenses decreased 27%, primarily reflecting the impact of items affecting comparability mentioned above included in corporate unallocated expenses and decreased pension expense, partially offset by increased research and development costs and charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.
Other Consolidated Results

					Change
	2016	2015	2014		2016	2015
Interest expense, net	$(1,232)	$(911)	$(824)		$(321)	$(87)
Annual tax rate	25.4%	26.1%	25.1%
Net income attributable to PepsiCo	$6,329	$5,452	$6,513		16%	(16)%
Net income attributable to PepsiCo per common share – diluted	$4.36	$3.67	$4.27		19%	(14)%
Mark-to-market net (gains)/losses	(0.08)	—	0.03
Restructuring and impairment charges	0.09	0.12	0.21
Charges related to the transaction with Tingyi	0.26	0.05	—
Charge related to debt redemption	0.11	—	—
Pension-related settlement charges/(benefits)	0.11	(0.03)	0.06
Venezuela impairment charges	—	0.91	—
Tax benefit	—	(0.15)	—
Venezuela remeasurement charge	—	—	0.07
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$4.85	$4.57	$4.63	(b)	6%	(1)%
Impact of foreign exchange translation					3	11
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)					9%	10%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net interest expense increased $321 million reflecting a charge of $233 million representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. This increase also reflects higher average debt balances, partially offset by higher interest income due to higher average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 0.7 percentage points due to the impact of the 2015 Venezuela impairment charges, which had no corresponding tax benefit, partially offset by the 2015 favorable resolution with the IRS of substantially all open matters related to the audits for taxable years 2010 and 2011, as well as the 2016 impairment charge recorded to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit.

Net income attributable to PepsiCo increased 16% and net income attributable to PepsiCo per common share increased 19%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 12 percentage points to net income attributable to PepsiCo and 13 percentage points to net income attributable to PepsiCo per common share.
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
Non-GAAP Measures
Certain financial measures contained in this Form 10-K adjust for the impact of specified items and are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-K provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results, and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-K allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); gains or losses associated with mergers, acquisitions, divestitures and other structural changes; charges related to restructuring programs; asset impairments (non-cash); amounts related to the resolution of tax positions; pension and retiree medical related items; debt redemptions; and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-K.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The following non-GAAP financial measures are contained in this 2016 Form 10-K:

•
operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue;

•	free cash flow; and

•	ROIC and net ROIC, excluding items affecting comparability.

Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the corresponding Constant Currency Growth Rates
Operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains and losses on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 and 2012 Productivity Plans, charges related to the transaction with Tingyi, a charge related to debt redemption, pension-related settlements, Venezuela impairment charges, a tax benefit, and a Venezuela remeasurement charge (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on these measures on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic Revenue
We define organic revenue as net revenue adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation, for the comparable period. The Venezuela deconsolidation impact excludes the results of our Venezuelan businesses for the first three quarters of 2015 and the fourth quarter of 2014. In addition, our fiscal 2016 reported results include an extra week of results. Organic revenue excludes the impact of the 53rd reporting week in the fourth quarter of 2016. We believe organic revenue provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Organic Revenue Growth” in “Results of Operations – Division Review.”
Free Cash Flow
We define free cash flow as net cash provided by operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from this measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”
ROIC and Net ROIC, Excluding Items Affecting Comparability
We define ROIC as net income attributable to PepsiCo plus interest expense after-tax divided by the sum of quarterly average debt obligations and quarterly average common shareholders’ equity. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC. Accordingly, the method used by management to calculate ROIC may differ from the methods other companies use to calculate their ROIC.
We believe this metric serves as a measure of how well we use our capital to generate returns. In addition, we use net ROIC, excluding items affecting comparability, to compare our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that are not indicative of our ongoing performance and reflects how management evaluates our operating results and trends. We define net ROIC, excluding items affecting comparability, as ROIC, adjusted for quarterly average cash, cash equivalents and short-term investments, after-tax interest income and items affecting comparability. We believe the calculation of ROIC and net ROIC, excluding items affecting comparability, provides useful information to investors and is an additional relevant comparison of our performance to consider when evaluating our capital allocation efficiency.
See “Return on Invested Capital” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Interest expense	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,209	$34,590	$24,735	$9,785	$1,342	$2,174	$50	$6,329
Items Affecting Comparability
Mark-to-market net impact	78	(78)	89	(167)	—	(56)	—	(111)
Restructuring and impairment charges	—	—	(160)	160	—	26	3	131
Charge related to the transaction with Tingyi	—	—	(373)	373	—	—	—	373
Charge related to debt redemption	—	—	—	—	(233)	77	—	156
Pension-related settlement charge	—	—	(242)	242	—	80	—	162
Core, Non-GAAP Measure	$28,287	$34,512	$24,049	$10,393	$1,109	$2,301	$53	$7,040

	2015
	Cost of sales	Gross profit	Selling, general and administrative expenses	Venezuela impairment charges	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,731	$34,325	$24,538	$1,359	$8,353	$1,941	$5,452
Items Affecting Comparability
Mark-to-market net impact	(18)	18	29	—	(11)	(3)	(8)
Restructuring and impairment charges	—	—	(230)	—	230	46	184
Charge related to the transaction with Tingyi	—	—	(73)	—	73	—	73
Pension-related settlement benefits	—	—	67	—	(67)	(25)	(42)
Venezuela impairment charges	—	—	—	(1,359)	1,359	—	1,359
Tax benefit	—	—	—	—	—	230	(230)
Core, Non-GAAP Measure	$28,713	$34,343	$24,331	$—	$9,937	$2,189	$6,788

	2014
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$31,238	$35,445	$25,772	$9,581	$2,199	$45	$6,513
Items Affecting Comparability
Mark-to-market net impact	33	(33)	(101)	68	24	—	44
Restructuring and impairment charges	—	—	(418)	418	99	3	316
Pension-related settlement charge	—	—	(141)	141	53	—	88
Venezuela remeasurement charge	—	—	(105)	105	—	—	105
Core, Non-GAAP Measure	$31,271	$35,412	$25,007	$10,313	$2,375	$48	$7,066

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

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
Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by year as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
2017 (expected)	122		143
2018 (expected)	129		127
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $495 million of severance and other employee-related costs, approximately $150 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $345 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 11%, QFNA 2%, NAB 30%, Latin America 20%, ESSA 25%, AMENA 5% and Corporate 7%.

(b)	In 2015 and 2014, cash expenditures include $2 million and $10 million, respectively, reported on our cash flow statement in pension and retiree medical plan contributions.
See Note 3 to our consolidated financial statements for further information related to our 2014 and 2012 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Charges Related to the Transaction with Tingyi
In 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
In 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the value of a call option to increase our holding in TAB to 20%.
See Note 9 to our consolidated financial statements for further information.
Charge Related to Debt Redemption
In 2016, we paid $2.5 billion to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively, and terminated certain interest rate swaps. As a result, we recorded a pre-tax charge of $233 million ($156 million after-tax or $0.11 per share) to interest expense, primarily representing the premium paid in accordance with the “make-whole” redemption provisions. See Note 8 to our consolidated financial statements.
Pension-Related Settlements
In 2016, we recorded a pre-tax pension settlement charge in corporate unallocated expenses of $242 million ($162 million after-tax or $0.11 per share) related to the purchase of a group annuity contract. See Note 7 to our consolidated financial statements.
In 2015, we recorded pre-tax benefits of $67 million ($42 million after-tax or $0.03 per share) in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions. These benefits were recognized in selling, general and administrative expenses.
In 2014, we recorded a pre-tax pension lump sum settlement charge in corporate unallocated expenses of $141 million ($88 million after-tax or $0.06 per share) related to payments for pension liabilities to certain former employees who had vested benefits. See Note 7 to our consolidated financial statements.
Venezuela Impairment Charges
In 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.91 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.
For additional information on Venezuela, see Note 1 to our consolidated financial statements and “Our Business Risks.”
Tax Benefit
In 2015, we recognized a non-cash tax benefit of $230 million ($0.15 per share) associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 and 2011.
See Note 5 to our consolidated financial statements.
Venezuela Remeasurement Charge
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

Results of Operations — Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, volume growth measures for 2016 and 2015 reflect adjustments to the 2015 and 2014 results, respectively, for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015. See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2016	$15,549	$2,564	$21,312	$6,820	$10,216	$6,338	$62,799
Net Revenue, 2015	$14,782	$2,543	$20,618	$8,228	$10,510	$6,375	$63,056
% Impact of:
Volume (a)	2%	—%	1%	3%	1.5%	6%	2%
Effective net pricing (b)	2	(1)	1	7	2.5	(1)	2
Foreign exchange translation	—	—	—	(11)	(7)	(5)	(3)
Acquisitions and divestitures	—	—	—	(1)	—	—	—
Venezuela deconsolidation (c)	—	—	—	(14)	—	—	(2)
53rd reporting week (d)	2	2	1.5	—	—	—	1
Reported growth (e)	5%	1%	3%	(17)%	(3)%	(1)%	—%

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2015	$14,782	$2,543	$20,618	$8,228	$10,510	$6,375	$63,056
Net Revenue, 2014	$14,502	$2,568	$20,171	$9,425	$13,399	$6,618	$66,683
% Impact of:
Volume (a)	1%	1%	0.5%	1%	(2)%	4%	0.5%
Effective net pricing (b)	2	—	3	19	4	0.5	5
Foreign exchange translation	(1)	(2)	(1)	(27)	(24)	(5)	(10)
Acquisitions and divestitures	—	—	—	—	—	(3)	—
Venezuela deconsolidation (c)	—	—	—	(6)	—	—	(1)
Reported growth (e)	2%	(1)%	2%	(13)%	(22)%	(4)%	(5)%

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

(c)
For 2016 and 2015 reported growth, represents the impact of the exclusion of the 2015 and fourth quarter 2014 results of our Venezuelan businesses, respectively, which were deconsolidated effective as of the end of the third quarter of 2015.

(d)
Our fiscal 2016 results include a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(e)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	5%	1%	3%	(17)%	(3)%	(1)%	—%
% Impact of:
Foreign exchange translation	—	—	—	11	7	5	3
Acquisitions and divestitures	—	—	—	1	—	—	—
Venezuela deconsolidation (a)	—	—	—	14	—	—	2
53rd reporting week (b)	(2)	(2)	(1.5)	—	—	—	(1)
Organic Growth (c)	3.5%	—%	2%	9%	4%	5%	4%

2015	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	2%	(1)%	2%	(13)%	(22)%	(4)%	(5)%
% Impact of:
Foreign exchange translation	1	2	1	27	24	5	10
Acquisitions and divestitures	—	—	—	—	—	3	—
Venezuela deconsolidation (a)	—	—	—	6	—	—	1
Organic Growth (c)	3%	1%	3%	20%	2%	4%	5%

(a)
For 2016 and 2015 organic revenue growth, represents the impact of the exclusion of the 2015 and fourth quarter 2014 results of our Venezuelan businesses, respectively, which were deconsolidated effective as of the end of the third quarter of 2015.

(b)
Our fiscal 2016 results include a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2016	2015	2014	2016		2015
Net revenue	$15,549	$14,782	$14,502	5		2
Impact of foreign exchange translation				—		1
Impact of 53rd reporting week				(2)		—
Organic revenue growth (a)				3.5	(b)	3

Operating profit	$4,659	$4,304	$4,054	8		6
Restructuring and impairment charges	13	26	48
Operating profit excluding above item (a)	$4,672	$4,330	$4,102	8		5.5
Impact of foreign exchange translation				—		1
Operating profit growth excluding above item, on a constant currency basis (a)				8		7	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net revenue grew 5%, driven by volume growth and effective net pricing. The 53rd reporting week contributed 2 percentage points to the net revenue growth.
Volume grew 3%, reflecting high-single-digit growth in variety packs, and mid-single-digit growth in trademark Doritos and Cheetos. These gains were partially offset by a mid-single-digit decline in our Sabra joint venture products. The 53rd reporting week contributed 2 percentage points to the volume growth.
Operating profit grew 8%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 3 percentage points to operating profit growth, primarily fuel and cooking oil. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses. The 53rd reporting week contributed 2 percentage points to operating profit growth, partially offset by incremental investments in our business, which reduced operating profit growth by 1.5 percentage points.
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

Quaker Foods North America

				% Change
	2016	2015	2014	2016		2015
Net revenue	$2,564	$2,543	$2,568	1		(1)
Impact of foreign exchange translation				—		2
Impact of 53rd reporting week				(2)		—
Organic revenue growth (a)				—	(b)	1

Operating profit	$653	$560	$621	16		(10)
Restructuring and impairment charges	1	3	14
Operating profit excluding above item (a)	$654	$563	$635	16		(11)
Impact of foreign exchange translation				—		1
Operating profit growth excluding above item, on a constant currency basis (a)				16		(10)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net revenue grew 1%, driven by the 53rd reporting week which contributed 2 percentage points to the net revenue growth, partially offset by unfavorable net pricing and mix and unfavorable foreign exchange.
Volume grew 2%, reflecting mid-single digit growth in Aunt Jemima syrup and mix and low-single-digit growth in ready-to-eat cereals, oatmeal, and bars. The 53rd reporting week contributed 2 percentage points to the volume growth.
Operating profit increased 16%, impacted by prior year impairment charges related to our dairy joint venture and ceasing its operations, which contributed 17 percentage points to operating profit growth. This increase also reflects planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 6 percentage points to operating profit growth. These impacts were partially offset by higher advertising and marketing expenses, certain operating cost increases and the unfavorable net pricing and mix. The 53rd reporting week contributed 2 percentage points to operating profit growth, partially offset by incremental investments in our business, which reduced operating profit growth by 1.5 percentage points.
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
Operating profit decreased 10%, reflecting impairment charges, including a fourth quarter charge related to ceasing operations of our dairy joint venture and the recognition of a gain associated with the divestiture of a cereal business in 2014, which negatively impacted operating profit performance by 12 and 3 percentage points, respectively. In addition, operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories, favorable mix and the volume growth, as well as lower commodity costs, which positively contributed 3 percentage points to operating profit performance.

North America Beverages

				% Change
	2016	2015	2014	2016		2015
Net revenue	$21,312	$20,618	$20,171	3		2
Impact of foreign exchange translation				—		1
Impact of acquisitions and divestitures				—		—
Impact of 53rd reporting week				(1.5)		—
Organic revenue growth (a)				2	(b)	3

Operating profit	$2,959	$2,785	$2,421	6		15
Restructuring and impairment charges	35	33	179
Pension-related settlement benefits	—	(67)	—
Operating profit excluding above items (a)	$2,994	$2,751	$2,600	9		6
Impact of foreign exchange translation				—		1
Operating profit growth excluding above items, on a constant currency basis (a)				9		7

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net revenue increased 3%, primarily reflecting effective net pricing and volume growth. The 53rd reporting week contributed 1.5 percentage points to the net revenue growth.
Volume increased 2%, driven by a 7% increase in non-carbonated beverage volume, partially offset by a 1% decline in CSD volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio, a mid-single-digit increase in Gatorade sports drinks, and a high-single-digit increase in Lipton ready-to-drink teas. The 53rd reporting week contributed 1.5 percentage points to the volume growth.
Operating profit increased 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs which contributed 6 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. The 53rd reporting week contributed 1.5 percentage points to the operating profit growth. This was partially offset by incremental investments in our business which reduced operating profit growth by 1 percentage point. Items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 3 percentage points.
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
Operating profit increased 15%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 8 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as the recording of favorable settlements of promotional spending accruals in 2014, which reduced operating profit growth by 2 percentage points. Unfavorable foreign exchange reduced operating profit growth by 1 percentage point. Items affecting comparability in the above table (see “Items Affecting Comparability”) increased operating profit growth by 9 percentage points.
Latin America

				% Change
	2016	2015	2014	2016	2015
Net revenue	$6,820	$8,228	$9,425	(17)	(13)
Impact of foreign exchange translation				11	27
Impact of acquisitions and divestitures				1	—
Impact of Venezuela deconsolidation				14	6
Organic revenue growth (a)				9	20

Operating profit/(loss)	$887	$(206)	$1,636	n/m	(113)
Restructuring and impairment charges	27	36	28
Venezuela impairment charges	—	1,359	—
Venezuela remeasurement	—	—	(21)
Operating profit excluding above items (a)	$914	$1,189	$1,643	(23)	(28)
Impact of foreign exchange translation				14	37
Operating profit growth excluding above items, on a constant currency basis (a)				(9)	9

(a)	See “Non-GAAP Measures.”
n/m - Not meaningful due to the impact of impairment charges associated with a change in accounting for our Venezuela operations in 2015.
2016
Net revenue decreased 17%, reflecting the impact of the deconsolidation of our Venezuelan businesses, effective as of the end of the third quarter of 2015, and unfavorable foreign exchange, which negatively impacted net revenue performance by 14 percentage points and 11 percentage points, respectively. These impacts were partially offset by effective net pricing and net volume growth.
Snacks volume grew 3%, reflecting a mid-single-digit increase in Mexico. Additionally, Brazil experienced a slight increase.
Beverage volume decreased 2%, reflecting a double-digit decline in Argentina and a low-single-digit decline in Mexico and Honduras, partially offset by a low-single-digit increase in Brazil and a mid-single-digit increase in Guatemala.
Operating profit improvement primarily reflected the prior year Venezuela impairment charges, included in items affecting comparability in the above table (see “Items Affecting Comparability”). This improvement also reflects the effective net pricing, planned cost reductions across a number of expense categories and the net volume growth. Additionally, the impact of prior-year charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans contributed 4 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 19 percentage points. Additionally, higher commodity costs reduced operating profit growth by 22 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials, driven by a strong U.S. dollar. Operating profit was also reduced by higher advertising and marketing expenses, as well as incremental investments in our business, which reduced operating profit growth by 4 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 14 percentage points.
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
Operating profit decreased 113%, primarily reflecting the Venezuela impairment charges, included in items affecting comparability in the above table (see “Items Affecting Comparability”). This decrease also reflects certain operating cost increases, including strategic initiatives, as well as higher commodity costs, which negatively impacted operating profit performance by 39 percentage points, including transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar. Additionally, charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Unfavorable foreign exchange negatively impacted operating profit performance by 37 percentage points, including a 23-percentage-point impact from Venezuela. The results of our Venezuelan businesses negatively impacted operating profit performance by 94 percentage points, primarily related to the impairment charges, and included 4 percentage points from the fourth quarter impact of the deconsolidation. For additional information on Venezuela, see Note 1 to our consolidated financial statements and “Our Business Risks.”

Europe Sub-Saharan Africa

				% Change
	2016	2015	2014	2016	2015
Net revenue	$10,216	$10,510	$13,399	(3)	(22)
Impact of foreign exchange translation				7	24
Impact of 53rd reporting week				—	—
Organic revenue growth (a)				4	2

Operating profit	$1,108	$1,081	$1,389	2.5	(22)
Restructuring and impairment charges	60	89	71
Operating profit excluding above item (a)	$1,168	$1,170	$1,460	—	(20)
Impact of foreign exchange translation				6	22
Operating profit growth excluding above item, on a constant currency basis (a)				6	2.5	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net revenue decreased 3%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 7 percentage points. These impacts were partially offset by effective net pricing and volume growth.
Snacks volume grew 3%, primarily reflecting mid-single-digit growth in South Africa and low-single-digit growth in the Netherlands, partially offset by a low-single-digit decline in Russia. Additionally, the United Kingdom, Turkey and Spain experienced low-single-digit growth.
Beverage volume grew 2%, primarily reflecting double-digit growth in Nigeria and high-single-digit growth in the United Kingdom and Poland, partially offset by a mid-single-digit decline in Russia and a low-single-digit decline in Germany. Additionally, Turkey and France each experienced low-single-digit growth.
Operating profit increased 2.5%, reflecting planned cost reductions across a number of expense categories, the effective net pricing and the volume growth. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 19 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, certain operating cost increases and higher advertising and marketing expenses reduced operating profit growth. The impact of unfavorable foreign exchange translation and incremental investments in our business also reduced operating profit growth by 6 percentage points and 2 percentage points, respectively.
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
Operating profit decreased 22%, reflecting higher commodity costs, which negatively impacted operating profit performance by 24 percentage points, primarily from transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases, the net volume declines and higher advertising and marketing expenses, as well as the recognition of a 2014 gain associated with the sale of agricultural assets in Russia, which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories, as well as lower charges in 2015 associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans, which positively impacted operating profit performance by 1.5 percentage points. In addition, the net impact of a 2014 impairment charge associated with a brand in Greece positively contributed 1 percentage point to operating profit performance. Unfavorable foreign exchange translation negatively impacted operating profit performance by 22 percentage points.
Asia, Middle East and North Africa

				% Change
	2016	2015	2014	2016		2015
Net revenue	$6,338	$6,375	$6,618	(1)		(4)
Impact of foreign exchange translation				5		5
Impact of acquisitions and divestitures				—		3
Organic revenue growth (a)				5	(b)	4

Operating profit	$619	$941	$985	(34)		(4.5)
Restructuring and impairment charges	14	30	37
Charges related to the transaction with Tingyi	373	73	—
Operating profit excluding above items (a)	$1,006	$1,044	$1,022	(4)		2
Impact of foreign exchange translation				2		3
Operating profit growth excluding above items, on a constant currency basis (a)				(1.5)	(b)	5

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2016
Net revenue declined 1%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 5 percentage points, as well as unfavorable net pricing. These impacts were partially offset by volume growth.
Snacks volume grew 7%, reflecting double-digit growth in China and the Middle East and high-single-digit growth in Pakistan. Additionally, India experienced low-single-digit growth and Australia experienced mid-single-digit growth.
Beverage volume grew 4%, driven by high-single-digit growth in Pakistan, double-digit growth in the Philippines and mid-single-digit growth in China. Additionally, the Middle East experienced low-single-digit growth and India experienced mid-single-digit growth.

Operating profit decreased 34%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, operating profit performance was negatively impacted by certain operating cost increases, including strategic initiatives, higher advertising and marketing expenses and the unfavorable net pricing, partially offset by the volume growth and planned cost reductions across a number of expense categories. The impact from a prior-year gain related to the refranchising of a portion of our beverage business in India negatively impacted operating profit performance by 4 percentage points. This impact was partially offset by a prior-year impairment charge associated with a joint venture in the Middle East which positively contributed 3 percentage points to operating profit performance.
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
Operating profit decreased 4.5%, primarily reflecting certain operating cost increases, including strategic initiatives, higher advertising and marketing expenses, and items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, an impairment charge associated with a joint venture in the Middle East negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by the volume growth, planned cost reductions across a number of expense categories and the effective net pricing. In addition, lower commodity costs positively contributed 6 percentage points to operating profit performance. The net impact of the refranchising of a portion of our beverage businesses in India and the Middle East had a slight positive impact on operating profit performance. This impact included a 4-percentage-point gain from the India refranchising, partially offset by a 1.5-percentage-point impact from recognizing the 2014 gain from the Middle East refranchising. Unfavorable foreign exchange negatively impacted operating profit performance by 3 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 8 to our consolidated financial statements for a description of our credit facilities. See also “Our Business Risks” and “Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” in “Item 1A. Risk Factors.”
As of December 31, 2016, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $15.2 billion outside the United States. As of December 31, 2016, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the United States and in various applicable foreign jurisdictions.
Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns, and generally lowest in the first quarter. On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, dividends, share repurchases, productivity and other efficiency initiatives, and other structural changes. These transactions may result in future cash proceeds or payments.
The table below summarizes our cash activity:

	2016	2015	2014
Net cash provided by operating activities	$10,404	$10,580	$10,506
Net cash used for investing activities	$(7,148)	$(3,569)	$(4,937)
Net cash used for financing activities	$(2,942)	$(3,828)	$(8,264)
Operating Activities
During 2016, net cash provided by operating activities was $10.4 billion, compared to $10.6 billion in the prior year. The operating cash flow performance reflects discretionary pension contributions of $459 million. In addition, working capital (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation) reflects unfavorable comparisons to the prior year. These decreases were partially offset by lower net cash tax payments in the current year.
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

Investing Activities
During 2016, net cash used for investing activities was $7.1 billion, primarily reflecting net purchases of debt securities with maturities greater than three months of $4.1 billion and net capital spending of $2.9 billion.
During 2015, net cash used for investing activities was $3.6 billion, primarily reflecting net capital spending of $2.7 billion, a reduction of cash of $568 million due to the deconsolidation of our Venezuelan subsidiaries and net purchases of debt securities with maturities greater than three months of $317 million.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division and for further discussion of Venezuela. See Note 9 to our consolidated financial statements for further discussion of our investments in debt securities.
We expect 2017 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During 2016, net cash used for financing activities was $2.9 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $7.2 billion and debt redemptions of $2.5 billion, partially offset by net proceeds from long-term debt of $4.7 billion, net proceeds from short-term borrowings of $1.5 billion, and proceeds from exercises of stock options of $0.5 billion.
During 2015, net cash used for financing activities was $3.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $9.0 billion, partially offset by net proceeds from long-term debt of $4.6 billion and proceeds from exercises of stock options of $0.5 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock commencing from July 1, 2015 and expiring on June 30, 2018. In addition, on February 15, 2017, we announced a 7.0% increase in our annualized dividend to $3.22 per share from $3.01 per share, effective with the dividend that is expected to be paid in June 2017. We expect to return a total of approximately $6.5 billion to shareholders in 2017 through share repurchases of approximately $2.0 billion and dividends of approximately $4.5 billion.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

				% Change
	2016	2015	2014	2016	2015
Net cash provided by operating activities	$10,404	$10,580	$10,506	(2)	1
Capital spending	(3,040)	(2,758)	(2,859)
Sales of property, plant and equipment	99	86	115
Free cash flow (a)	$7,463	$7,908	$7,762	(6)	2

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: net cash received related to interest rate swaps of $5 million in 2016; net cash tax benefit related to debt redemption charge of $83 million in 2016; $459 million and $407 million in discretionary pension contributions and associated net cash tax benefits of $151 million and $133 million in 2016 and 2014, respectively; $88 million in pension-related settlements in 2015, and associated net cash tax benefits of $31 million; $125 million, $214 million and $276 million of payments related to restructuring charges and associated net cash tax benefits of $22 million, $51 million and $61 million in 2016, 2015 and 2014, respectively; and $8 million in net capital investments related to our restructuring plans in 2014.

We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Item 1A. Risk Factors” and “Our Business Risks” for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our consolidated financial statements.
Credit Facilities and Long-Term Contractual Commitments
See Note 8 to our consolidated financial statements for a description of our credit facilities.
The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period(a)
	Total	2017	2018 – 2019	2020 – 2021	2022 and beyond
Long-term debt obligations (b)	$29,908	$—	$5,361	$6,115	$18,432
Interest on debt obligations (c)	12,676	992	1,787	1,556	8,341
Operating leases (d)	1,780	423	663	344	350
Purchasing commitments (e)	3,314	1,090	1,490	568	166
Marketing commitments (e)	1,949	432	760	591	166
	$49,627	$2,937	$10,061	$9,174	$27,455

(a)
Based on year-end foreign exchange rates. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any such settlements.

(b)
Excludes $4,401 million related to current maturities of debt, $145 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and payments of $142 million related to unamortized net discount.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 31, 2016.

(d)	See Note 13 to our consolidated financial statements for additional information on operating leases.

(e)	Primarily reflects non-cancelable commitments as of December 31, 2016.
Long-term contractual commitments, except for our long-term debt obligations, are generally not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges, orange juice and certain other commodities. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments. See Note 7 to our consolidated financial statements for additional information regarding our pension and retiree medical obligations.
Off-Balance-Sheet Arrangements
We do not have guarantees or other off-balance-sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.

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
Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2016	2015
Net income attributable to PepsiCo (a)	$6,329	$5,452
Interest expense	1,342	970
Tax on interest expense	(483)	(349)
	$7,188	$6,073

Average debt obligations (b)	$35,308	$31,169
Average common shareholders’ equity (c)	11,943	15,147
Average invested capital	$47,251	$46,316

Return on invested capital (a)	15.2%	13.1%

(a)	Reflects the impact of the Venezuela impairment charges of $1.4 billion in 2015.

(b)	Average debt obligations includes a quarterly average of short-term and long-term debt obligations.

(c)	Average common shareholders’ equity includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.

The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2016	2015
ROIC	15.2%	13.1%
Impact of:
Average cash, cash equivalents and short-term investments	6.0	4.1
Interest income	(0.2)	(0.1)
Tax on interest income	0.1	—
Commodity mark-to-market net impact	(0.2)	—
Restructuring and impairment charges	0.1	0.2
Charges related to the transaction with Tingyi	0.6	0.1
Pension-related settlement charge/(benefits)	0.3	(0.1)
Venezuela impairment charges	(0.5)	2.7
Tax benefits	0.1	(0.4)
Net ROIC, excluding items affecting comparability	21.5%	19.6%

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions except per share amounts)

	2016	2015	2014
Net Revenue	$62,799	$63,056	$66,683
Cost of sales	28,209	28,731	31,238
Gross profit	34,590	34,325	35,445
Selling, general and administrative expenses	24,735	24,538	25,772
Venezuela impairment charges	—	1,359	—
Amortization of intangible assets	70	75	92
Operating Profit	9,785	8,353	9,581
Interest expense	(1,342)	(970)	(909)
Interest income and other	110	59	85
Income before income taxes	8,553	7,442	8,757
Provision for income taxes	2,174	1,941	2,199
Net income	6,379	5,501	6,558
Less: Net income attributable to noncontrolling interests	50	49	45
Net Income Attributable to PepsiCo	$6,329	$5,452	$6,513
Net Income Attributable to PepsiCo per Common Share
Basic	$4.39	$3.71	$4.31
Diluted	$4.36	$3.67	$4.27
Weighted-average common shares outstanding
Basic	1,439	1,469	1,509
Diluted	1,452	1,485	1,527
Cash dividends declared per common share	$2.96	$2.7625	$2.5325

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)

		2016
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,379
Other comprehensive loss
Currency translation adjustment	$(309)	$7	(302)
Cash flow hedges:
Reclassification of net losses to net income	150	(63)	87
Net derivative losses	(74)	33	(41)
Pension and retiree medical:
Reclassification of net losses to net income	407	(144)	263
Remeasurement of net liabilities and translation	(750)	171	(579)
Unrealized losses on securities	(43)	19	(24)
Total other comprehensive loss	$(619)	$23	(596)
Comprehensive income			5,783
Comprehensive income attributable to noncontrolling interests			(54)
Comprehensive Income Attributable to PepsiCo			$5,729

		2015
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$5,501
Other comprehensive loss
Currency translation:
Currency translation adjustment	$(2,938)	$—	(2,938)
Reclassification associated with Venezuelan entities	111	—	111
Cash flow hedges:
Reclassification of net losses to net income	97	(47)	50
Net derivative losses	(95)	48	(47)
Pension and retiree medical:
Reclassification of net losses to net income	246	(74)	172
Reclassification associated with Venezuelan entities	20	(4)	16
Remeasurement of net liabilities and translation	(88)	71	(17)
Unrealized gains on securities	3	(2)	1
Total other comprehensive loss	$(2,644)	$(8)	(2,652)
Comprehensive income			2,849
Comprehensive income attributable to noncontrolling interests			(47)
Comprehensive Income Attributable to PepsiCo			$2,802

		2014
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,558
Other comprehensive loss
Currency translation adjustment	$(5,010)	$—	(5,010)
Cash flow hedges:
Reclassification of net losses to net income	249	(95)	154
Net derivative losses	(88)	44	(44)
Pension and retiree medical:
Reclassification of net losses to net income	369	(122)	247
Remeasurement of net liabilities and translation	(1,323)	437	(886)
Unrealized losses on securities	(11)	5	(6)
Other	1	—	1
Total other comprehensive loss	$(5,813)	$269	(5,544)
Comprehensive income			1,014
Comprehensive income attributable to noncontrolling interests			(43)
Comprehensive Income Attributable to PepsiCo			$971

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)

	2016		2015	2014
Operating Activities
Net income	$6,379		$5,501	$6,558
Depreciation and amortization	2,368		2,416	2,625
Share-based compensation expense	284		295	297
Restructuring and impairment charges	160		230	418
Cash payments for restructuring charges	(125)		(208)	(266)
Charges related to the transaction with Tingyi	373	—	73	—
Venezuela impairment charges	—		1,359	—
Venezuela remeasurement charge	—		—	105
Excess tax benefits from share-based payment arrangements	(139)		(133)	(114)
Pension and retiree medical plan expenses	501		467	667
Pension and retiree medical plan contributions	(695)		(205)	(655)
Deferred income taxes and other tax charges and credits	452		78	(19)
Change in assets and liabilities:
Accounts and notes receivable	(349)		(461)	(343)
Inventories	(75)		(244)	(111)
Prepaid expenses and other current assets	10		(50)	80
Accounts payable and other current liabilities	997		1,692	1,162
Income taxes payable	329		55	371
Other, net	(66)		(285)	(269)
Net Cash Provided by Operating Activities	10,404		10,580	10,506

Investing Activities
Capital spending	(3,040)		(2,758)	(2,859)
Sales of property, plant and equipment	99		86	115
Acquisitions and investments in noncontrolled affiliates	(212)		(86)	(88)
Reduction of cash due to Venezuela deconsolidation	—		(568)	—
Divestitures	85		76	203
Short-term investments, by original maturity:
More than three months - purchases	(12,504)		(4,428)	(6,305)
More than three months - maturities	8,399		4,111	3,891
Three months or less, net	16		3	116
Other investing, net	9		(5)	(10)
Net Cash Used for Investing Activities	(7,148)		(3,569)	(4,937)

Financing Activities
Proceeds from issuances of long-term debt	7,818		8,702	3,855
Payments of long-term debt	(3,105)		(4,095)	(2,189)
Debt redemptions	(2,504)		—	—
Short-term borrowings, by original maturity:
More than three months - proceeds	59		15	50
More than three months - payments	(27)		(43)	(10)
Three months or less, net	1,505		53	(2,037)
Cash dividends paid	(4,227)		(4,040)	(3,730)
Share repurchases - common	(3,000)		(5,000)	(5,012)
Share repurchases - preferred	(7)		(5)	(10)
Proceeds from exercises of stock options	465		504	755
Excess tax benefits from share-based payment arrangements	139		133	114
Other financing	(58)		(52)	(50)
Net Cash Used for Financing Activities	(2,942)		(3,828)	(8,264)
Effect of exchange rate changes on cash and cash equivalents	(252)		(221)	(546)
Net Increase/(Decrease) in Cash and Cash Equivalents	62		2,962	(3,241)
Cash and Cash Equivalents, Beginning of Year	9,096		6,134	9,375
Cash and Cash Equivalents, End of Year	$9,158		$9,096	$6,134

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 31, 2016 and December 26, 2015
(in millions except per share amounts)

	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$9,158	$9,096
Short-term investments	6,967	2,913
Accounts and notes receivable, net	6,694	6,437
Inventories	2,723	2,720
Prepaid expenses and other current assets	1,547	1,865
Total Current Assets	27,089	23,031
Property, Plant and Equipment, net	16,591	16,317
Amortizable Intangible Assets, net	1,237	1,270
Goodwill	14,430	14,177
Other nonamortizable intangible assets	12,196	11,811
Nonamortizable Intangible Assets	26,626	25,988
Investments in Noncontrolled Affiliates	1,950	2,311
Other Assets	636	750
Total Assets	$74,129	$69,667

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,892	$4,071
Accounts payable and other current liabilities	14,243	13,507
Total Current Liabilities	21,135	17,578
Long-Term Debt Obligations	30,053	29,213
Other Liabilities	6,669	5,887
Deferred Income Taxes	5,073	4,959
Total Liabilities	62,930	57,637
Commitments and contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(192)	(186)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,428 and 1,448 shares, respectively)	24	24
Capital in excess of par value	4,091	4,076
Retained earnings	52,518	50,472
Accumulated other comprehensive loss	(13,919)	(13,319)
Repurchased common stock, in excess of par value (438 and 418 shares, respectively)	(31,468)	(29,185)
Total PepsiCo Common Shareholders’ Equity	11,246	12,068
Noncontrolling interests	104	107
Total Equity	11,199	12,030
Total Liabilities and Equity	$74,129	$69,667

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(186)	(0.7)	(181)	(0.6)	(171)
Redemptions	—	(6)	—	(5)	(0.1)	(10)
Balance, end of year	(0.7)	(192)	(0.7)	(186)	(0.7)	(181)
Common Stock
Balance, beginning of year	1,448	24	1,488	25	1,529	25
Repurchased common stock	(20)	—	(40)	(1)	(41)	—
Balance, end of year	1,428	24	1,448	24	1,488	25
Capital in Excess of Par Value
Balance, beginning of year		4,076		4,115		4,095
Share-based compensation expense		289		299		294
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(138)		(182)		(200)
Withholding tax on RSUs, PSUs and PEPunits converted		(130)		(151)		(91)
Other		(6)		(5)		17
Balance, end of year		4,091		4,076		4,115
Retained Earnings
Balance, beginning of year		50,472		49,092		46,420
Net income attributable to PepsiCo		6,329		5,452		6,513
Cash dividends declared - common		(4,282)		(4,071)		(3,840)
Cash dividends declared - preferred		(1)		(1)		(1)
Balance, end of year		52,518		50,472		49,092
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,319)		(10,669)		(5,127)
Other comprehensive loss attributable to PepsiCo		(600)		(2,650)		(5,542)
Balance, end of year		(13,919)		(13,319)		(10,669)
Repurchased Common Stock
Balance, beginning of year	(418)	(29,185)	(378)	(24,985)	(337)	(21,004)
Share repurchases	(29)	(3,000)	(52)	(4,999)	(57)	(5,012)
Stock option exercises, RSUs, PSUs and PEPunits converted	9	712	12	794	15	1,030
Other	—	5	—	5	1	1
Balance, end of year	(438)	(31,468)	(418)	(29,185)	(378)	(24,985)
Total PepsiCo Common Shareholders’ Equity		11,246		12,068		17,578
Noncontrolling Interests
Balance, beginning of year		107		110		110
Net income attributable to noncontrolling interests		50		49		45
Distributions to noncontrolling interests		(55)		(48)		(41)
Currency translation adjustment		4		(2)		(2)
Other, net		(2)		(2)		(2)
Balance, end of year		104		107		110
Total Equity		$11,199		$12,030		$17,548

(a) Includes total tax benefits of $110 million in 2016, $107 million in 2015 and $74 million in 2014.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.
Effective as of the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries from our consolidated financial statements and began accounting for our investments in our wholly-owned Venezuelan subsidiaries and joint venture using the cost method of accounting. See subsequent discussion of “Venezuela.”
Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. Our fiscal 2016 results include an extra week. While our North America results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. Certain operations in our ESSA segment report on a weekly calendar basis. The following chart details our quarterly reporting schedule for 2016, reflecting the extra week in the fourth quarter:

Quarter	United States and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	17 weeks	September, October, November and December
See “Our Divisions” below, and for additional unaudited information on items affecting the comparability of our consolidated results, see further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Reclassifications were made to prior years’ amounts to conform to the current year presentation, including the presentation of certain functional support costs associated with the manufacturing and production of our products within cost of sales. These costs were previously included in selling, general and administrative expenses. For the years ended December 26, 2015 and December 27, 2014, these reclassifications resulted in an increase in cost of sales of $347 million and $354 million, respectively, with a corresponding reduction to gross profit and selling, general and administrative expenses in the same years. These reclassifications reflect changes in how we are classifying costs of certain support functions as a result of ongoing productivity and efficiency initiatives. These reclassifications had no impact on our consolidated net revenue, operating profit, net interest expense, provision for income taxes, net income or EPS.
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
Share-Based Compensation Expense
Our divisions are held accountable for share-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of share-based compensation expense in 2016 was approximately 14% to FLNA, 2% to QFNA, 22% to NAB, 7% to Latin America, 11% to ESSA, 10% to AMENA and 34% to corporate unallocated expenses. We had similar allocations of share-based compensation expense to our divisions in 2015 and 2014. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
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
Net revenue and operating profit/(loss) of each division are as follows:

	Net Revenue			Operating Profit/(Loss)(a)
	2016	2015	2014	2016	2015	2014
FLNA	$15,549	$14,782	$14,502	$4,659	$4,304	$4,054
QFNA	2,564	2,543	2,568	653	560	621
NAB	21,312	20,618	20,171	2,959	2,785	2,421
Latin America	6,820	8,228	9,425	887	(206)	1,636
ESSA	10,216	10,510	13,399	1,108	1,081	1,389
AMENA	6,338	6,375	6,618	619	941	985
Total division	62,799	63,056	66,683	10,885	9,465	11,106
Corporate Unallocated	—	—	—	(1,100)	(1,112)	(1,525)
	$62,799	$63,056	$66,683	$9,785	$8,353	$9,581

(a)	For further unaudited information on certain items that impacted our financial performance, see “Item 6. Selected Financial Data.”

Corporate Unallocated
Corporate unallocated includes costs of our corporate headquarters, centrally managed initiatives such as research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, commodity derivative gains and losses, our ongoing business transformation initiatives and certain other items.

Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2016	2015	2016	2015	2014
FLNA	$5,759	$5,375	$801	$608	$519
QFNA	826	872	41	40	58
NAB	28,452	28,128	769	695	708
Latin America	4,640	4,284	507	368	379
ESSA	12,406	12,225	439	404	502
AMENA	5,303	5,901	381	441	517
Total division	57,386	56,785	2,938	2,556	2,683
Corporate (a)	16,743	12,882	102	202	176
	$74,129	$69,667	$3,040	$2,758	$2,859

(a)
Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment, pension and tax assets. In 2016, the change in total Corporate assets was primarily due to an increase in short-term investments.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2016	2015	2014	2016	2015	2014
FLNA	$7	$7	$7	$435	$427	$424
QFNA	—	—	—	50	51	51
NAB	37	38	43	809	813	837
Latin America	5	7	10	211	238	273
ESSA	18	20	28	321	353	471
AMENA	3	3	4	294	293	313
Total division	70	75	92	2,120	2,175	2,369
Corporate	—	—	—	178	166	164
	$70	$75	$92	$2,298	$2,341	$2,533

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2016	2015	2014	2016	2015
United States	$36,732	$35,266	$34,219	$28,382	$27,876
Mexico	3,431	3,687	4,113	998	994
Canada	2,692	2,677	3,022	2,499	2,386
Russia (b)	2,648	2,797	4,414	4,373	3,614
United Kingdom	1,737	1,966	2,174	852	1,107
Brazil	1,305	1,289	1,790	796	649
All other countries (c)	14,254	15,374	16,951	8,504	9,260
	$62,799	$63,056	$66,683	$46,404	$45,886

(a)
Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Change in long-lived assets in 2016 primarily reflects appreciation of the Russian ruble. Change in net revenue in 2015 primarily reflects the depreciation of the Russian ruble.

(c)	Included in long-lived assets in all other countries as of December 31, 2016 and December 26, 2015 are $166 million and $538 million, respectively, related to our 5% indirect equity interest in TAB.

Venezuela
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan snack and beverage businesses, which consist of our wholly-owned subsidiaries and our beverage joint venture with our franchise bottler in Venezuela, were included in our consolidated financial statements and reported under highly-inflationary accounting, with the functional currency of the U.S. dollar.
Conditions in Venezuela, including restrictive exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. The exchange restrictions and other conditions have significantly impacted our ability to effectively manage our businesses in Venezuela, including limiting our ability to import certain raw materials and to settle U.S. dollar-denominated obligations, and have restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela. Therefore, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We recorded pre- and after-tax charges of $1.4 billion in our income statement to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The impairment charges primarily included approximately $1.2 billion related to our investments in previously consolidated Venezuelan subsidiaries and our joint venture and $111 million related to the reclassification of cumulative translation losses. The estimated fair value of the investments in our Venezuelan entities was derived using discounted cash flow analyses, including U.S. dollar exchange and discount rate assumptions that reflected the inflation and economic uncertainty in Venezuela, and are considered non-recurring Level 3 measurements within the fair value hierarchy. The factors that led to the above-mentioned conclusions at the end of the third quarter of 2015 continued to exist through the end of 2016.
As of the end of 2016, consistent with the end of the third quarter of 2015, we did not consolidate the assets and liabilities of our Venezuelan subsidiaries in our balance sheet. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We did not receive any cash in U.S. dollars from our Venezuelan entities during the fourth quarter of 2015 or fiscal year 2016. We will continue to monitor the conditions in Venezuela and their impact on our accounting and disclosures. For further unaudited information, see “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We are exposed to concentration of credit risk from our major customers, including Wal-Mart. In 2016, sales to Wal-Mart (including Sam’s) represented approximately 13% of our total net revenue, including concentrate sales to our independent bottlers, which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.
Total Marketplace Spending
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. It also includes support provided to our independent bottlers through funding of advertising and other marketing activities. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $291 million as of December 31, 2016 and $321 million as of December 26, 2015 are included in prepaid expenses and other current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $4.2 billion in 2016 and $3.9 billion in both 2015 and 2014, including advertising expenses of $2.5 billion in 2016, $2.4 billion in 2015 and $2.3 billion in 2014. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $32 million and $40 million as of December 31, 2016 and December 26, 2015, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.7 billion in 2016, $9.4 billion in 2015 and $9.7 billion in 2014.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $214 million in 2016, $202 million in 2015 and $208 million in 2014. Net capitalized software and development costs were $791 million and $863 million as of December 31, 2016 and December 26, 2015, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional unaudited information on our commitments, see “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $760 million, $754 million and $718 million in 2016, 2015 and 2014, respectively, and are reported within selling, general and administrative expenses.
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
See also Note 4, and for additional unaudited information on goodwill and other intangible assets, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:

•	Basis of Presentation – Note 1 - Basis of Presentation for a description of our policies regarding use of estimates, basis of presentation and consolidation.

•	Property, Plant and Equipment – Note 4.

•	Income Taxes – Note 5, and for additional unaudited information see, “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Share-Based Compensation – Note 6.

•
Pension, Retiree Medical and Savings Plans – Note 7, and for additional unaudited information, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Financial Instruments – Note 9, and for additional unaudited information, see “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Inventories – Note 13. Inventories are valued at the lower of cost or net realizable value. Cost is determined using the average; first-in, first-out (FIFO) or last-in, first-out (LIFO) methods.

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

Recently Issued Accounting Pronouncements - Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance to clarify how certain cash receipts and payments should be presented in the cash flow statement. The guidance is effective in 2018 with early adoption permitted. We early adopted the provisions of this guidance retrospectively during our fourth quarter of 2016, including in connection with the debt redemption discussed in Note 8; the adoption did not have a material impact on our financial statements.
In 2015, the FASB issued guidance that changes the subsequent measurement for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. We adopted the provisions of this guidance during our fourth quarter of 2016; the adoption did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In 2016, the FASB issued guidance to clarify how restricted cash should be presented in the cash flow statement. The guidance is effective in 2018 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are currently evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that will replace today’s incurred loss model and generally will result in earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards on a prospective basis. Additionally, within the cash flow statement, the guidance requires the excess tax benefits from share-based payment arrangements to be presented within operating activities and withholding tax payments upon vesting of restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) to be presented within financing activities. We will apply the change in the presentation on the cash flow statement retrospectively. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur. We will continue to apply our policy of estimating forfeiture rates. We will adopt this guidance beginning in the first quarter of 2017 and the impact on our financial statements will be dependent on the timing of award vesting or exercises, our tax rate and the intrinsic value when awards vest or are exercised. For the years 2016 and 2015, our excess tax benefits recognized were $110 million and $107 million, respectively. If we had applied this standard in 2016 and 2015, the impact would have been a $0.07 increase to EPS in both years. For the years 2016 and 2015, the impact to our operating cash flow was an increase of $269 million and $284 million, respectively.
In 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting for an investment originally accounted for by another method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the ability to exercise significant influence is achieved. The guidance is effective and we will adopt prospectively beginning in the first quarter of 2017.
In 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets, but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We expect this adoption will result in an increase in the assets and liabilities on our balance sheet. We commenced our assessment of the impact of the guidance on our current lease portfolio from both a lessor and lessee perspective. See Note 13 for our minimum lease payments under non-cancelable operating leases.
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. The guidance is effective in 2018 and early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial statements, including the impact on certain of our investments in noncontrolled affiliates and our available-for-sale securities. See Note 9 for further information on our available-for-sale securities.
In 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective and we will adopt retrospectively beginning in the first quarter of 2017. The impact of the guidance to our 2016 balance sheet is a reclassification of $639 million of assets from current to non-current on our balance sheet. See Note 5 for further information on deferred taxes.
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). The guidance is effective in 2018, with early adoption permitted.
We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent and variable consideration. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance and, based on the foregoing, we do not currently expect this guidance to have a material impact on our financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the cumulative effect approach.
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2016	2015	2014
2014 Productivity Plan	$160	$169	$357
2012 Productivity Plan	—	61	61
Total restructuring and impairment charges	160	230	418
Other productivity initiatives	12	90	67
Total restructuring and impairment charges and other productivity initiatives	$172	$320	$485
2014 Multi-Year Productivity Plan
The 2014 Productivity Plan, publicly announced on February 13, 2014, includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. The 2014 Productivity Plan is in addition to the 2012 Productivity Plan and is expected to continue the benefits of that plan.
In 2016, 2015 and 2014, we incurred restructuring charges of $160 million ($131 million after-tax or $0.09 per share), $169 million ($134 million after-tax or $0.09 per share) and $357 million ($262 million after-tax or $0.17 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash), and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at December 31, 2016 is expected to be paid by the end of 2017.

A summary of our 2014 Productivity Plan charges is as follows:

	2016				2015				2014
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$10	$—	$3	$13	$18	$(1)	$9	$26	$25	$10	$11	$46
QFNA	—	—	1	1	—	—	3	3	12	—	2	14
NAB	18	8	9	35	10	4	17	31	60	56	56	172
Latin America (a)	29	—	(2)	27	2	10	16	28	15	3	10	28
ESSA	21	22	17	60	26	11	25	62	24	4	14	42
AMENA	4	6	4	14	2	—	8	10	14	—	8	22
Corporate (a)	6	—	4	10	1	—	8	9	(2)	—	35	33
	$88	$36	$36	$160	$59	$24	$86	$169	$148	$73	$136	$357

(a)	Income amounts represent adjustments of previously recorded amounts.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $739 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$64	$9	$23	$96
QFNA	15	—	6	21
NAB	97	68	82	247
Latin America	52	13	24	89
ESSA	81	37	56	174
AMENA	21	6	20	47
Corporate	17	—	48	65
	$347	$133	$259	$739
A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$30	$—	$1	$31
2014 restructuring charges	148	73	136	357
Cash payments	(56)	—	(109)	(165)
Non-cash charges and translation	(33)	(73)	(4)	(110)
Liability as of December 27, 2014	89	—	24	113
2015 restructuring charges	59	24	86	169
Cash payments	(76)	—	(87)	(163)
Non-cash charges and translation	(11)	(24)	(3)	(38)
Liability as of December 26, 2015	61	—	20	81
2016 restructuring charges	88	36	36	160
Cash payments	(46)	—	(49)	(95)
Non-cash charges and translation	(15)	(36)	1	(50)
Liability as of December 31, 2016	$88	$—	$8	$96

2012 Multi-Year Productivity Plan
The 2012 Productivity Plan, publicly announced on February 9, 2012, included actions in every aspect of our business that we believe would strengthen our complementary food, snack and beverage businesses by: leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan has enhanced PepsiCo’s cost-competitiveness and provided a source of funding for future brand-building and innovation initiatives.
In 2015 and 2014, we incurred restructuring charges of $61 million ($50 million after-tax or $0.03 per share) and $61 million ($54 million after-tax or $0.04 per share), respectively, in conjunction with our 2012 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily related to severance and other employee-related costs, asset impairments (all non-cash), and contract termination costs. The 2012 Productivity Plan was completed in 2016 and all cash payments were paid by the end of 2016.
A summary of our 2012 Productivity Plan charges is as follows:

	2015				2014
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$—	$—	$—	$—	$(1)	$—	$3	$2
QFNA	—	—	—	—	—	—	—	—
NAB (a)	—	—	2	2	(3)	1	9	7
Latin America (a)	6	1	1	8	19	—	(19)	—
ESSA	15	—	12	27	6	5	18	29
AMENA	15	3	2	20	12	—	3	15
Corporate (a)	3	—	1	4	(2)	—	10	8
	$39	$4	$18	$61	$31	$6	$24	$61

(a)	Income amounts represent adjustments of previously recorded amounts.
Since the inception of the 2012 Productivity Plan, we incurred restructuring charges of $894 million:

	2012 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$91	$8	$25	$124
QFNA	18	—	10	28
NAB	107	44	48	199
Latin America	98	11	18	127
ESSA	136	23	66	225
AMENA	75	5	17	97
Corporate	35	—	59	94
	$560	$91	$243	$894

A summary of our 2012 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$68	$—	$17	$85
2014 restructuring charges	31	6	24	61
Cash payments	(65)	—	(36)	(101)
Non-cash charges and translation	(6)	(6)	—	(12)
Liability as of December 27, 2014	28	—	5	33
2015 restructuring charges	39	4	18	61
Cash payments	(24)	—	(21)	(45)
Non-cash charges and translation	(8)	(4)	1	(11)
Liability as of December 26, 2015	35	—	3	38
Cash payments	(28)	—	(2)	(30)
Non-cash charges and translation	(7)	—	(1)	(8)
Liability as of December 31, 2016	$—	$—	$—	$—
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans in 2016. In 2015, we incurred charges of $90 million ($66 million after-tax or $0.04 per share) related to other productivity and efficiency initiatives, including $48 million in Latin America, $5 million in ESSA, $20 million in AMENA and $17 million in Corporate. In 2014, we incurred charges of $67 million ($54 million after-tax or $0.04 per share) related to other productivity and efficiency initiatives, including $11 million in Latin America, $26 million in ESSA and $30 million in AMENA. Non-cash charges in 2015 and 2014 were $10 million and $13 million, respectively. These amounts were recorded in selling, general and administrative expenses and primarily reflect severance and other employee-related costs and asset impairments (all non-cash). These initiatives were not included in items affecting comparability. Cash payments in 2016, 2015 and 2014 were $43 million, $57 million and $3 million, respectively. Substantially all of the accrual of $29 million at December 31, 2016 is expected to be paid by the end of 2017.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives discussed above.
See additional unaudited information in “Items Affecting Comparability” and “Results of Operations – Division Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2016	2015	2014
Property, plant and equipment, net
Land		$1,153	$1,184
Buildings and improvements	15 - 44	8,306	8,061
Machinery and equipment, including fleet and software	5 - 15	25,277	24,764
Construction in progress		2,082	1,738
		36,818	35,747
Accumulated depreciation		(20,227)	(19,430)
		$16,591	$16,317
Depreciation expense		$2,217	$2,248	$2,441

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets is as follows:

		2016			2015			2014
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$827	$(108)	$719	$820	$(92)	$728
Reacquired franchise rights	5 – 14	106	(102)	4	105	(99)	6
Brands	20 – 40	1,277	(977)	300	1,298	(987)	311
Other identifiable intangibles	10 – 24	522	(308)	214	526	(301)	225
		$2,732	$(1,495)	$1,237	$2,749	$(1,479)	$1,270
Amortization expense				$70			$75	$92
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 31, 2016 and using average 2016 foreign exchange rates, is expected to be as follows:

	2017	2018	2019	2020	2021
Five-year projected amortization	$62	$60	$57	$57	$55
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

Nonamortizable Intangible Assets
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014. We recognized no material impairment charges for nonamortizable intangible assets in each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014. As of December 31, 2016, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceeded their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the macroeconomic conditions in Russia and Brazil on the estimated fair value of our indefinite-lived intangible assets in these countries and have concluded that there is no impairment as of December 31, 2016. However, there could be an impairment of the carrying value of certain brands in these countries if there is a further deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. For additional information on our policies for nonamortizable intangible assets, see Note 2.

The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2015	Translation and Other	Balance, End of 2015	Translation and Other	Balance, End of 2016
FLNA
Goodwill	$291	$(24)	$267	$3	$270
Brands	27	(5)	22	1	23
	318	(29)	289	4	293
QFNA
Goodwill	175	—	175	—	175

NAB
Goodwill (a)	9,846	(92)	9,754	89	9,843
Reacquired franchise rights	7,193	(151)	7,042	22	7,064
Acquired franchise rights	1,538	(31)	1,507	5	1,512
Brands (a)	108	—	108	206	314
	18,685	(274)	18,411	322	18,733
Latin America
Goodwill	644	(123)	521	32	553
Brands (b)	223	(86)	137	13	150
	867	(209)	658	45	703
ESSA (c)
Goodwill	3,539	(497)	3,042	135	3,177
Reacquired franchise rights	571	(83)	488	—	488
Acquired franchise rights	199	(9)	190	(6)	184
Brands	2,663	(451)	2,212	146	2,358
	6,972	(1,040)	5,932	275	6,207
AMENA
Goodwill	470	(52)	418	(6)	412
Brands	117	(12)	105	(2)	103
	587	(64)	523	(8)	515

Total goodwill	14,965	(788)	14,177	253	14,430
Total reacquired franchise rights	7,764	(234)	7,530	22	7,552
Total acquired franchise rights	1,737	(40)	1,697	(1)	1,696
Total brands	3,138	(554)	2,584	364	2,948
	$27,604	$(1,616)	$25,988	$638	$26,626

(a)	The change in 2016 is primarily related to our acquisition of KeVita, Inc.

(b)	The change in 2015 includes a reduction of $41 million of nonamortizable brands arising from the Venezuela deconsolidation.

(c)	The change in 2016 and 2015 primarily reflects the currency fluctuation of the Russian ruble.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

		2016	2015	2014
United States		$2,630	$2,879	$2,557
Foreign		5,923	4,563	6,200
		$8,553	$7,442	$8,757

The provision for income taxes consisted of the following:

		2016	2015	2014
Current:	U.S. Federal	$1,219	$1,143	$1,364
	Foreign	824	773	851
	State	77	65	210
		2,120	1,981	2,425
Deferred:	U.S. Federal	109	(14)	(33)
	Foreign	(33)	(32)	(60)
	State	(22)	6	(133)
		54	(40)	(226)
		$2,174	$1,941	$2,199

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2016	2015	2014
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.4	0.6	0.6
Lower taxes on foreign results	(8.0)	(10.5)	(8.6)
Impact of Venezuela impairment charges	—	6.4	—
Tax settlements	—	(3.1)	—
Other, net	(2.0)	(2.3)	(1.9)
Annual tax rate	25.4%	26.1%	25.1%

Deferred tax liabilities and assets are comprised of the following:

Deferred tax liabilities	2016	2015
Debt guarantee of wholly-owned subsidiary	$839	$842
Property, plant and equipment	1,967	2,023
Intangible assets other than nondeductible goodwill	4,124	3,920
Other	245	299
Gross deferred tax liabilities	7,175	7,084
Deferred tax assets
Net carryforwards	1,255	1,279
Share-based compensation	219	240
Retiree medical benefits	316	343
Other employee-related benefits	614	547
Pension benefits	419	424
Deductible state tax and interest benefits	189	186
Other	839	933
Gross deferred tax assets	3,851	3,952
Valuation allowances	(1,110)	(1,136)
Deferred tax assets, net	2,741	2,816
Net deferred tax liabilities	$4,434	$4,268
Deferred taxes are included within the following balance sheet accounts:

	2016	2015
Assets:
Prepaid expenses and other current assets	$639	$691
Liabilities:
Deferred income taxes	$5,073	$4,959

A summary of our valuation allowance activity is as follows:

	2016	2015	2014
Balance, beginning of year	$1,136	$1,230	$1,360
Provision/(Benefit)	13	(26)	(25)
Other deductions	(39)	(68)	(105)
Balance, end of year	$1,110	$1,136	$1,230
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

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2010, 2012-2015	2012-2013
Mexico	2011-2015	2014
United Kingdom	2014-2015	None
Canada (Domestic)	2011-2015	2011-2014
Canada (International)	2009-2015	2010-2014
Russia	2012-2015	2013-2015
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
In 2015, we reached an agreement with the IRS resolving substantially all open matters related to the audits of taxable years 2010 and 2011 (two immaterial matters were still open as of December 31, 2016). The agreement resulted in a 2015 non-cash tax benefit totaling $230 million.
As of December 31, 2016, the total gross amount of reserves for income taxes, reported in other liabilities, was $1,885 million. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $193 million as of December 31, 2016, of which $61 million of expense was recognized in 2016. The gross amount of interest accrued, reported in other liabilities, was $144 million as of December 26, 2015, of which $14 million of expense was recognized in 2015.
A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2016	2015
Balance, beginning of year	$1,547	$1,587
Additions for tax positions related to the current year	349	248
Additions for tax positions from prior years	139	122
Reductions for tax positions from prior years	(70)	(261)
Settlement payments	(26)	(78)
Statutes of limitations expiration	(27)	(34)
Translation and other	(27)	(37)
Balance, end of year	$1,885	$1,547

Carryforwards and Allowances
Operating loss carryforwards totaling $11.3 billion at year-end 2016 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2017, $9.9 billion between 2018 and 2036 and $1.3 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
As of December 31, 2016, we had approximately $44.9 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the United States for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for us to determine the amount of unrecognized U.S. tax expense on these reinvested international earnings.
Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. PepsiCo has granted stock options, RSUs, PSUs, PEPunits and long-term cash awards to employees under the shareholder-approved PepsiCo, Inc. Long-Term Incentive Plan (LTIP) (previously named the 2007 Long-Term Incentive Plan). A stock option permits the holder to purchase shares of PepsiCo common stock at a specified price. Each RSU represents our obligation to deliver to the holder one share of PepsiCo common stock when the award vests at the end of the service period. PSUs are awards pursuant to which a number of shares are delivered to the holder upon vesting at the end of the service period based on PepsiCo’s performance against specified targets. During the vesting period, RSUs and PSUs accrue dividend equivalents that pay out in cash (without interest) if and when the applicable RSU or PSU vests and becomes payable. PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period. Beginning in 2016, certain executive officers and other senior executives were granted long-term cash awards for which final payout is based on PepsiCo’s Total Shareholder Return relative to a specific set of peer companies and achievement of a specified performance target over a three-year performance period.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs, PSUs and PEPunits.
As of December 31, 2016, 82 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense:

	2016	2015	2014
Share-based compensation expense - equity awards	$284	$295	$297
Share-based compensation expense - liability awards	5	—	—
Restructuring and impairment charges/(credits)	5	4	(3)
Total	$294	$299	$294
Income tax benefits recognized in earnings related to share-based compensation	$91	$77	$75
As of December 31, 2016, there was $321 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.

Method of Accounting and Our Assumptions
We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company’s stock on the date of grant. The fair value of PSUs is measured at the market price of the Company’s stock on the date of grant with the exception of market-based awards, for which we use the Monte-Carlo simulation model to determine the fair value. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Long-term cash awards that qualify as liability awards under share-based compensation guidance are valued through the end of the performance period on a mark-to-market basis using the Monte Carlo simulation model until actual performance is determined.
All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. We do not backdate, reprice or grant share-based compensation awards retroactively. Repricing of awards would require shareholder approval under the LTIP.
The fair value of share-based award grants is amortized to expense over the vesting period, primarily three years. Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect stock options receive four stock options for every one RSU that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and, through 2015, were granted a combination of 60% PEPunits measuring both absolute and relative stock price performance and 40% long-term cash based on achievement of specific performance operating metrics. Beginning in 2016, certain executive officers and other senior executives were granted 66% performance stock units and 34% long-term cash, each of which are subject to pre-established performance targets. Certain executives are granted performance-based stock units which require the achievement of specified financial and/or operational performance metrics. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2016	2015	2014
Expected life	6 years	7 years	6 years
Risk-free interest rate	1.4%	1.8%	1.9%
Expected volatility	12%	15%	16%
Expected dividend yield	2.7%	2.7%	2.9%
The expected life is the period over which our employee groups are expected to hold their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Dividend yield is estimated over the expected life based on our stated dividend policy and forecasts of net income, share repurchases and stock price. In addition, we use historical data to estimate forfeiture rates and record share-based compensation expense only for those awards that are expected to vest.

A summary of our share-based compensation activity for the year ended December 31, 2016 is as follows:

Our Stock Option Activity	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(b)
Outstanding at December 26, 2015	31,472	$66.98
Granted	1,743	$100.10
Exercised	(7,303)	$63.49
Forfeited/expired	(722)	$81.06
Outstanding at December 31, 2016	25,190	$69.88	4.19	$876,000
Exercisable at December 31, 2016	19,315	$63.35	3.02	$797,246
Expected to vest as of December 31, 2016	5,390	$90.74	7.96	$75,439

(a)	Options are in thousands and include options previously granted under The Pepsi Bottling Group, Inc. (PBG) plan. No additional options or shares were granted under the PBG plan after 2009.

(b)	In thousands.

Our RSU and PSU Activity	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 26, 2015	9,108	$84.03
Granted (b)	3,054	$99.06
Converted	(3,372)	$77.33
Forfeited	(659)	$90.10
Actual performance change (c)	106	$80.09
Outstanding at December 31, 2016 (d)	8,237	$91.81	1.29	$861,817
Expected to vest as of December 31, 2016	7,577	$91.42	1.21	$792,739

(a)	In thousands.

(b)	Grant activity for all PSUs are disclosed at target.

(c)	Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PSUs for which the performance period has not ended as of December 31, 2016, at the threshold, target and maximum award levels were zero, 0.7 million and 1.1 million, respectively.

Our PEPunit Activity	PEPunits(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 26, 2015	821	$62.77
Converted	(390)	$68.48
Forfeited	(19)	$63.64
Actual performance change (b)	121	$68.48
Outstanding at December 31, 2016 (c)	533	$59.86	0.66	$55,737
Expected to vest as of December 31, 2016	514	$59.49	0.64	$53,742

(a)	In thousands.

(b)	Reflects the net number of PEPunits above and below target levels based on actual performance measured at the end of the performance period.

(c)	The outstanding PEPunits for which the performance period has not ended as of December 31, 2016, at the threshold, target and maximum award levels were zero, 0.5 million and 0.9 million, respectively.

Our Long-term Cash Award Activity	Long-term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 26, 2015	$—
Granted (b)	16,932
Forfeited	(1,262)
Outstanding at December 31, 2016 (c)	$15,670	$14,865	2.16
Expected to vest as of December 31, 2016	$14,175	$13,448	2.16

(a)	In thousands.

(b)	Grant activity for all long-term cash awards are disclosed at target.

(c)
The outstanding long-term cash awards for which the performance period has not ended as of December 31, 2016, at the threshold, target and maximum award levels were zero, $15.7 million and $31.3 million, respectively.

Other Share-Based Compensation Data

	2016	2015	2014
Stock Options
Total number of options granted (a)	1,743	1,884	3,416
Weighted-average grant-date fair value of options granted	$6.94	$10.80	$8.79
Total intrinsic value of options exercised (a)	$290,131	$366,188	$423,251
Total grant-date fair value of options vested (a)	$18,840	$21,837	$42,353
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	3,054	2,759	4,379
Weighted-average grant-date fair value of RSUs/PSUs granted	$99.06	$99.17	$80.39
Total intrinsic value of RSUs/PSUs converted (a)	$359,401	$375,510	$319,820
Total grant-date fair value of RSUs/PSUs vested (a)	$257,648	$257,831	$241,836
PEPunits
Total number of PEPunits granted (a)	—	300	387
Weighted-average grant-date fair value of PEPunits granted	$—	$68.94	$50.95
Total intrinsic value of PEPunits converted (a)	$38,558	$37,705	$—
Total grant-date fair value of PEPunits vested (a)	$16,572	$22,286	$5,072

(a)	In thousands.
As of December 31, 2016 and December 26, 2015, there were approximately 254,000 and 293,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
Note 7 — Pension, Retiree Medical and Savings Plans
In 2016, the U.S. qualified defined benefit pension plans purchased a group annuity contract whereby an unrelated insurance company assumed the obligation to pay and administer future annuity payments for certain retirees. In 2016, we made discretionary contributions of $452 million primarily to fund the transfer of the obligation. This transaction triggered a pre-tax settlement charge of $242 million ($162 million after-tax or $0.11 per share). See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of net periodic benefit cost. The pre-tax reduction in net periodic benefit cost associated with this change in 2016 was $125 million ($81 million after-tax or $0.06 per share). See “Pension and Retiree Medical Plans” in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on this change in accounting estimate.
In 2014, we offered certain former employees who had vested benefits in our U.S. defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA). In 2014, we made a discretionary contribution of $388 million to fund substantially all of these payments. We recorded a pre-tax settlement charge of $141 million ($88 million after-tax or $0.06 per share) in 2014 as a result of this transaction. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, and from changes in our assumptions are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which in 2016 was approximately 11 years for pension expense and approximately 7 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service (credit)/cost) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.
In 2016, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the combination of two plans effective December 31, 2016, and the spinoff of a portion of the combined plan into a pre-existing plan effective January 1, 2017. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of the PepsiCo Employees Retirement Plan A, or active plan, and the PepsiCo Employees Retirement Plan I, or inactive plan. The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the active plan will continue to be amortized over the average remaining service life of the active participants (approximately 11 years beginning in 2017), while the actuarial gains and losses associated with the inactive plan will be amortized over the remaining life expectancy of the inactive participants (approximately 27 years beginning in 2017). As a result of these changes, benefit plan pre-tax expense is expected to decrease by approximately $40 million in 2017, primarily impacting corporate unallocated.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2016	2015	2016	2015	2016	2015
Change in projected benefit liability
Liability at beginning of year	$13,033	$13,409	$2,872	$3,247	$1,300	$1,439
Service cost	393	435	80	99	31	35
Interest cost	484	546	94	115	41	52
Plan amendments	18	16	—	1	(15)	—
Participant contributions	—	—	2	2	—	—
Experience loss/(gain)	614	(583)	560	(221)	(51)	(115)
Benefit payments	(347)	(808)	(83)	(89)	(100)	(102)
Settlement/curtailment	(1,014)	—	(19)	(19)	—	—
Special termination benefits	11	18	1	1	1	1
Foreign currency adjustment	—	—	(383)	(264)	1	(10)
Liability at end of year	$13,192	$13,033	$3,124	$2,872	$1,208	$1,300

Change in fair value of plan assets
Fair value at beginning of year	$11,397	$12,224	$2,823	$3,002	$354	$415
Actual return on plan assets	880	(85)	409	77	30	(2)
Employer contributions/funding	541	66	118	96	36	43
Participant contributions	—	—	2	2	—	—
Benefit payments	(347)	(808)	(83)	(89)	(100)	(102)
Settlement	(1,013)	—	(22)	(16)	—	—
Foreign currency adjustment	—	—	(353)	(249)	—	—
Fair value at end of year	$11,458	$11,397	$2,894	$2,823	$320	$354
Funded status	$(1,734)	$(1,636)	$(230)	$(49)	$(888)	$(946)

	Pension				Retiree Medical
	U.S.		International
	2016	2015	2016	2015	2016	2015
Amounts recognized
Other assets	$—	$—	$51	$56	$—	$—
Other current liabilities	(42)	(47)	(1)	(1)	(54)	(63)
Other liabilities	(1,692)	(1,589)	(280)	(104)	(834)	(883)
Net amount recognized	$(1,734)	$(1,636)	$(230)	$(49)	$(888)	$(946)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,220	$3,065	$884	$733	$(193)	$(138)
Prior service cost/(credit)	20	1	(5)	(7)	(91)	(127)
Total	$3,240	$3,066	$879	$726	$(284)	$(265)

Components of the increase/(decrease) in net loss/(gain) included in accumulated other comprehensive loss
Change in discount rate	$296	$(593)	$554	$(150)	$21	$(42)
Employee-related assumption changes	5	(35)	8	6	(50)	(37)
Liability-related experience different from assumptions	318	51	(2)	(77)	(22)	(36)
Actual asset return different from expected return	(46)	935	(246)	97	(6)	29
Amortization and settlement of (losses)/gains	(413)	(205)	(46)	(77)	1	(2)
Other, including foreign currency adjustments	(5)	(6)	(117)	(69)	1	(1)
Total	$155	$147	$151	$(270)	$(55)	$(89)

Accumulated benefit obligation at end of year	$12,211	$12,077	$2,642	$2,453

The amounts we report as pension and retiree medical cost consist of the following components:

•	Service cost is the value of benefits earned by employees for working during the year.

•	Interest cost is the accrued interest on the projected benefit obligation due to the passage of time.

•	Expected return on plan assets is the long-term return we expect to earn on plan investments for our funded plans that will be used to settle future benefit obligations.

•	Amortization of prior service (credit)/cost represents the recognition in the income statement of benefit changes resulting from plan amendments.

•
Amortization of net loss/(gain) represents the recognition in the income statement of changes in the amounts of plan assets and the projected benefit obligation based on changes in assumptions and actual experience.

•
Settlement/curtailment loss/(gain) represents the result of actions that effectively eliminate all or a portion of related projected benefit obligations. Settlements are triggered when payouts to settle the projected benefit obligation of a plan due to lump sums or other events exceed the annual service and interest cost. Settlements are recognized when actions are irrevocable and we are relieved of the primary responsibility and risk for projected benefit obligations. Curtailments are due to events such as plant closures or the sale of a business resulting in a reduction of future service or benefits. Curtailment losses are recognized when an event is probable and estimable, while curtailment gains are recognized when an event has occurred (when the related employees terminate or an amendment is adopted).

•	Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of benefit expense
Service cost	$393	$435	$393	$80	$99	$98	$31	$35	$36
Interest cost	484	546	580	94	115	131	41	52	58
Expected return on plan assets	(834)	(850)	(784)	(163)	(174)	(176)	(24)	(27)	(27)
Amortization of prior service (credit)/cost	(1)	(3)	21	—	—	—	(38)	(39)	(28)
Amortization of net loss/(gain)	168	205	175	40	71	53	(1)	2	(4)
	210	333	385	51	111	106	9	23	35
Settlement/curtailment loss/(gain) (a)	245	—	141	9	3	7	(14)	—	—
Special termination benefits	11	18	24	1	1	—	1	1	3
Total	$466	$351	$550	$61	$115	$113	$(4)	$24	$38

(a)
U.S. includes a settlement charge of $242 million related to the group annuity contract purchase in 2016 and a pension lump sum settlement charge of $141 million in 2014. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amounts to be amortized from accumulated other comprehensive loss into pre-tax expense in 2017 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss/(gain)	$122	$51	$(12)
Prior service cost/(credit)	1	—	(25)
Total	$123	$51	$(37)
The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted-average assumptions
Liability discount rate	4.4%	4.5%	4.2%	3.1%	4.0%	3.8%	4.0%	4.2%	3.8%
Expense discount rate (a)	n/a	4.2%	5.0%	n/a	3.8%	4.7%	n/a	3.8%	4.3%
Service cost discount rate (a)	4.6%	n/a	n/a	4.1%	n/a	n/a	4.3%	n/a	n/a
Interest cost discount rate (a)	3.8%	n/a	n/a	3.5%	n/a	n/a	3.3%	n/a	n/a
Expected return on plan assets	7.5%	7.5%	7.5%	6.2%	6.5%	6.6%	7.5%	7.5%	7.5%
Liability rate of salary increases	3.1%	3.1%	3.5%	3.6%	3.6%	3.6%
Expense rate of salary increases	3.1%	3.5%	3.7%	3.6%	3.6%	3.9%

(a)
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of pension and retiree medical expense. See additional unaudited information in “Pension and Retiree Medical Plans” in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2016	2015	2016	2015	2016	2015
Selected information for plans with accumulated benefit obligation in excess of plan assets (a)
Liability for service to date	$(12,211)	$(6,536)	$(134)	$(155)
Fair value of plan assets	$11,458	$5,698	$110	$112
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(13,192)	$(13,033)	$(2,773)	$(511)	$(1,208)	$(1,300)
Fair value of plan assets	$11,458	$11,397	$2,492	$406	$320	$354

(a)
The increase in U.S. pension plans in 2016 is due to the combination of two U.S. qualified defined benefit plans as part of our plan reorganization, resulting in the accumulated benefit obligation of the combined plan exceeding the fair value of plan assets.

Of the total projected pension benefit liability at year-end 2016, $790 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments and Funding
Our estimated future benefit payments are as follows:

	2017	2018	2019	2020	2021	2022 - 26
Pension	$725	$780	$825	$870	$925	$5,270
Retiree medical (a)	$120	$120	$115	$110	$110	$485

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $2-$3 million for each of the years from 2017 through 2021 and approximately $7 million in total for 2022 through 2026.

These future benefit payments to beneficiaries include payments from both funded and unfunded plans.
In 2017, we expect to make pension and retiree medical contributions of approximately $184 million, with approximately $54 million for retiree medical benefits.
Plan Assets
Our pension plan investment strategy includes the use of actively managed accounts and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. This strategy is also applicable to funds held for the retiree medical plans. Our investment objective includes ensuring that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment policy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments, such as futures and forward contracts, to reduce interest rate and foreign currency risks. Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Forward contracts consist of currency forwards.

For 2017 and 2016, our expected long-term rate of return on U.S. plan assets is 7.5%. Our target investment allocations for U.S. plan assets are as follows:

	2017	2016
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments.
The expected return on plan assets is based on our investment strategy and our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. To calculate the expected return on plan assets, our market-related value of assets for fixed income is the actual fair value. For all other asset categories, such as equity securities, we use a method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) over a five-year period. This has the effect of reducing year-to-year volatility.
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2016	2015	2014	2016	2015	2014
Discretionary (a)	$459	$—	$407	$—	$—	$—
Non-discretionary	200	162	184	36	43	64
Total	$659	$162	$591	$36	$43	$64

(a)	Includes $452 million in 2016 relating to the funding of the group annuity contract purchase from an unrelated insurance company and $388 million in 2014 pertaining to pension lump sum payments.

Plan assets measured at fair value as of fiscal year-end 2016 and 2015 are categorized consistently by level in both years, and are as follows:

	2016				2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. plan assets (a)
Equity securities, including preferred stock (b)	$6,489	$6,480	$9	$—	$6,109
Government securities (c)	1,173	—	1,173	—	1,181
Corporate bonds (c)	3,012	—	3,012	—	3,191
Mortgage-backed securities (c)	187	—	187	—	207
Contracts with insurance companies (d)	7	—	—	7	7
Cash and cash equivalents	196	196	—	—	267
Sub-total U.S. plan assets	11,064	$6,676	$4,381	$7	10,962
Real estate commingled funds measured at net asset value (f)	651				735
Dividends and interest receivable, net of payables	63				54
Total U.S. plan assets	$11,778				$11,751
International plan assets
Equity securities (b)	$1,556	$1,528	$28	$—	$1,492
Government securities (c)	432	—	432	—	433
Corporate bonds (c)	453	—	453	—	439
Fixed income commingled funds (e)	316	316	—	—	308
Contracts with insurance companies (d)	35	—	—	35	32
Cash and cash equivalents	12	12	—	—	12
Sub-total international plan assets	2,804	$1,856	$913	$35	2,716
Real estate commingled funds measured at net asset value (f)	84				100
Dividends and interest receivable	6				7
Total international plan assets	$2,894				$2,823

(a)
2016 and 2015 amounts include $320 million and $354 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

(b)
The equity securities portfolio was invested in U.S. and International common stock and commingled funds, and the preferred stock portfolio in the U.S. was invested in domestic and international corporate preferred stock investments. The common stock is based on quoted prices in active markets. The U.S. commingled funds are based on fair values of the investments owned by these funds that are benchmarked against various U.S. large, mid-cap and small company indices, and includes one large-cap fund that represents 19% and 18% of total U.S. plan assets for 2016 and 2015, respectively. The international commingled funds are based on the fair values of the investments owned by these funds that track various non-U.S. equity indices. The preferred stock investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(c)
These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 22% and 23% of total U.S. plan assets for 2016 and 2015, respectively.

(d)
Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 31, 2016 and December 26, 2015.

(e)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(f)
The real estate commingled funds include investments in limited partnerships. These funds are based on the net asset value of the appraised value of investments owned by these funds as determined by independent third parties using inputs that are not observable. The majority of the funds are redeemable quarterly subject to availability of cash and have notice periods ranging from 45 to 90 days.

Retiree Medical Cost Trend Rates

	2017	2016
Average increase assumed	6%	6%
Ultimate projected increase	5%	5%
Year of ultimate projected increase	2039	2039
These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability, however the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2016 service and interest cost components	$3	$(3)
2016 benefit liability	$39	$(34)
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
In 2016, 2015 and 2014, our total Company contributions were $164 million, $148 million and $130 million, respectively.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Debt Obligations
The following table summarizes the Company’s debt obligations:

	2016(a)	2015(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$4,401	$3,109
Commercial paper (0.6% and 0.3%)	2,257	770
Other borrowings (4.4% and 10.0%)	234	192
	$6,892	$4,071
Long-term debt obligations (b)
Notes due 2016 (2.6%)	$—	$3,087
Notes due 2017 (1.4% and 1.2%)	4,398	4,392
Notes due 2018 (2.3% and 3.6%)	2,561	4,122
Notes due 2019 (1.7% and 3.7%)	2,837	1,627
Notes due 2020 (2.6% and 2.4%)	3,816	3,830
Notes due 2021 (2.4% and 3.0%)	2,249	1,290
Notes due 2022-2046 (3.7% and 3.9%)	18,558	13,938
Other, due 2017-2026 (1.4% and 4.3%)	35	36
	34,454	32,322
Less: current maturities of long-term debt obligations	(4,401)	(3,109)
Total	$30,053	$29,213

(a)	Amounts are shown net of unamortized net discounts of $142 million and $162 million for 2016 and 2015, respectively.

(b)
The interest rates presented reflect weighted-average rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for additional information regarding our interest rate derivative instruments.

In 2016, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
Floating rate	February 2019	$400
1.500%	February 2019	$600
2.850%	February 2026	$750
4.450%	April 2046	$750
0.875%	July 2028	€750	(b)
Floating rate	October 2019	$250
Floating rate	October 2021	$250
1.350%	October 2019	$750
1.700%	October 2021	$750
2.375%	October 2026	$1,000
3.450%	October 2046	$1,500

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes were designated as a net investment hedge to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper, and the redemption of certain long-term debt obligations.
In 2016, we paid $2.5 billion to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively, and terminated certain interest rate swaps. As a result, we recorded a pre-tax charge of $233 million ($156 million after-tax or $0.11 per share) to interest expense, primarily representing the premium paid in accordance with the “make-whole” redemption provisions. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In 2016, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 6, 2021. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in 2016, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 5, 2017. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement dated as of June 8, 2015 and our $3.7225 billion 364-day credit agreement dated as of June 8, 2015. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 31, 2016, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In addition, as of December 31, 2016, our international debt of $235 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
See “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our borrowings and long-term contractual commitments.
Note 9 — Financial Instruments
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity price, foreign exchange or interest rate risks are classified as operating activities in the cash flow statement. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. See “Our Business Risks” in Management’s

Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.
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
Our commodity derivatives had a total notional value of $0.8 billion as of December 31, 2016 and $1.0 billion as of December 26, 2015.
Foreign Exchange
Our operations outside of the United States generated 42% of our net revenue in 2016, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 19% of our net revenue in 2016. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold.
Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We also use net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.

Our foreign currency derivatives had a total notional value of $1.6 billion as of December 31, 2016 and $2.1 billion as of December 26, 2015. The total notional amount of our debt instruments designated as net investment hedges was $0.8 billion as of December 31, 2016. Ineffectiveness for derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $11.2 billion as of December 31, 2016 and $12.5 billion as of December 26, 2015. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of December 31, 2016, approximately 38% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 33% as of December 26, 2015.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of December 31, 2016 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $72 million and $115 million as of December 31, 2016 and December 26, 2015, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges on our available-for-sale securities for the years ended December 31, 2016 and December 26, 2015.
Tingyi-Asahi Beverages Holding Co. Ltd.
During 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the disclosure by TAB’s parent company,

Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses in our income statement and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of December 31, 2016. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
In connection with our transaction with Tingyi in 2012, we received a call option to increase our holding in TAB to 20% with an expiration date in 2015. Prior to its expiration, we concluded that the probability of exercising the option was remote and, accordingly, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) to write off the recorded value of this call option.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 31, 2016 and December 26, 2015 are categorized as follows:

	2016		2015
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	$82	$—	$127	$—
Debt securities (c)	11,369	—	7,231	—
	$11,451	$—	$7,358	$—
Short-term investments (d)	$193	$—	$193	$—
Prepaid forward contracts (e)	$25	$—	$27	$—
Deferred compensation (f)	$—	$472	$—	$474
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$66	$71	$129	$12
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$51	$8	$76	$6
Interest rate (h)	—	408	—	311
Commodity (i)	2	1	—	7
	$53	$417	$76	$324
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$2	$15	$8	$10
Interest rate (g)	—	—	44	56
Commodity (i)	61	26	12	141
	$63	$41	$64	$207
Total derivatives at fair value (j)	$182	$529	$269	$543
Total	$11,851	$1,001	$7,847	$1,017

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset. These equity securities are classified as investments in noncontrolled affiliates.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of December 31, 2016, $4.6 billion and $6.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 26, 2015, $4.5 billion and $2.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of our available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of December 26, 2015, amounts related to non-designated instruments are presented on a net basis on our balance sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 31, 2016 and December 26, 2015 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of December 31, 2016 and December 26, 2015 was $38 billion and $35 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2016	2015	2016	2015	2016	2015
Foreign exchange	$74	$(14)	$(24)	$(112)	$(44)	$(97)
Interest rate	105	17	97	195	187	174
Commodity	(52)	218	1	12	7	20
Net investment	—	—	(39)	—	—	—
Total	$127	$221	$35	$95	$150	$97

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

Based on current market conditions, we expect to reclassify net gains of $17 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 10 — Net Income Attributable to PepsiCo per Common Share
Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs, PSUs, PEPunits and preferred shares were converted into common shares.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2016		2015		2014
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$6,329		$5,452		$6,513
Preferred shares:
Dividends	(1)		(1)		(1)
Redemption premium	(5)		(5)		(9)
Net income available for PepsiCo common shareholders	$6,323	1,439	$5,446	1,469	$6,503	1,509
Basic net income attributable to PepsiCo per common share	$4.39		$3.71		$4.31
Net income available for PepsiCo common shareholders	$6,323	1,439	$5,446	1,469	$6,503	1,509
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	1	12	—	15	—	17
ESOP convertible preferred stock	5	1	6	1	10	1
Diluted	$6,329	1,452	$5,452	1,485	$6,513	1,527
Diluted net income attributable to PepsiCo per common share	$4.36		$3.67		$4.27

(a)	Weighted-average common shares outstanding (in millions).
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	2016	2015	2014
Out-of-the-money options (a)	0.7	1.5	—
Average exercise price per option	$99.98	$99.25	$82.25

(a)	In millions.
Note 11 — Preferred Stock
As of December 31, 2016 and December 26, 2015, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. Quaker made the final award to its ESOP in June 2001. The preferred stock accrues dividends at an annual rate of $5.46 per share. As of December 31, 2016 and December 26, 2015, there were 803,953 preferred shares issued and 122,553 and 135,053 shares outstanding, respectively. The outstanding preferred shares had a fair value of $64 million as of December 31, 2016 and $67 million as of December 26, 2015. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice for redemption under certain conditions, including, among other things, upon termination of the ESOP in accordance with the ESOP’s terms, at the greater of $78 per share plus accrued and unpaid dividends or the fair market value of the preferred stock.
Activities of our preferred stock are included in the equity statement.

Note 12 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive income or loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive loss attributable to PepsiCo was $600 million in 2016, $2,650 million in 2015 and $5,542 million in 2014. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo are as follows:

	2016	2015	2014
Currency translation adjustment, net of tax (a)	$(11,386)	$(11,080)	$(8,255)
Cash flow hedges, net of tax	83	37	34
Unamortized pension and retiree medical, net of tax (b)	(2,645)	(2,329)	(2,500)
Unrealized gain on securities, net of tax	64	88	87
Other	(35)	(35)	(35)
Accumulated other comprehensive loss attributable to PepsiCo	$(13,919)	$(13,319)	$(10,669)

(a)	The change from 2014 to 2015 primarily reflects the depreciation of the Russian ruble, Brazilian real and the Canadian dollar.

(b)	Net of taxes of $1,280 million in 2016, $1,253 million in 2015 and $1,260 million in 2014.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2016	2015	2014
Currency translation:
Venezuelan entities	$—	$111	$—	Venezuela impairment charges

Cash flow hedges:
Foreign exchange contracts	$2	$(3)	$—	Net revenue
Foreign exchange contracts	(46)	(94)	(16)	Cost of sales
Interest rate derivatives	187	174	233	Interest expense
Commodity contracts	3	9	31	Cost of sales
Commodity contracts	4	11	1	Selling, general and administrative expenses
Net losses before tax	150	97	249
Tax amounts	(63)	(47)	(95)
Net losses after tax	$87	$50	$154

Pension and retiree medical items:
Amortization of net prior service credit (a)	$(39)	$(41)	$(6)
Amortization of net losses (a)	209	281	226
Settlement/curtailment (a)	237	6	149
Net losses before tax	407	246	369
Tax amounts	(144)	(74)	(122)
Net losses after tax	$263	$172	$247

Venezuelan entities	$—	$20	$—	Venezuela impairment charges
Tax amount	—	(4)	—
Net losses after tax	$—	$16	$—

Total net losses reclassified for the year, net of tax	$350	$349	$401

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 13 — Supplemental Financial Information
Supplemental information for accounts and notes receivable and inventories is summarized as follows:

	2016	2015	2014
Accounts and notes receivable
Trade receivables	$5,709	$5,497
Other receivables	1,119	1,070
	6,828	6,567
Allowance, beginning of year	130	137	$145
Net amounts charged to expense	37	43	38
Deductions (a)	(30)	(27)	(27)
Other (b)	(3)	(23)	(19)
Allowance, end of year	134	130	$137
Net receivables	$6,694	$6,437

Inventories (c)
Raw materials and packaging	$1,315	$1,312
Work-in-process	150	161
Finished goods	1,258	1,247
	$2,723	$2,720

(a)	Includes accounts written off.

(b)	Includes adjustments related primarily to currency translation and other adjustments.

(c)
Approximately 5% and 4% of the inventory cost in 2016 and 2015, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

Supplemental information for other assets and accounts payable and other current liabilities is summarized as follows:

	2016	2015
Other assets
Noncurrent notes and accounts receivable	$105	$140
Deferred marketplace spending	140	159
Pension plans (a)	53	60
Other	338	391
	$636	$750
Accounts payable and other current liabilities
Accounts payable	$6,158	$5,546
Accrued marketplace spending	2,444	2,319
Accrued compensation and benefits	1,770	1,759
Dividends payable	1,097	1,041
Other current liabilities	2,774	2,842
	$14,243	$13,507

(a)	See Note 7 for additional information regarding our pension plans.

The following table summarizes our minimum lease payments under non-cancelable operating leases by period:

Operating Lease Payments
2017	$423
2018	374
2019	289
2020	197
2021	147
2022 and beyond	350
Total minimum operating lease payments	$1,780
The following table summarizes other supplemental information:

	2016	2015	2014
Other supplemental information
Rent expense	$701	$696	$707
Interest paid (a)	$1,102	$952	$925
Income taxes paid, net of refunds	$1,393	$1,808	$1,847

(a)	In 2016, interest paid excludes the premium paid in accordance with the “make-whole” provisions of the debt redemption discussed in Note 8.

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
We are committed to providing timely, accurate and understandable information to investors. Our commitment encompasses the following:
Maintaining strong controls over financial reporting. Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in their report titled Internal Control – Integrated Framework (2013). The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the United States. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Global Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.
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
Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our Internal Auditor, and with our General Counsel. We also have a Compliance & Ethics Department, led by our Chief Compliance & Ethics Officer, who coordinates our compliance policies and practices.
Providing investors with financial results that are complete, transparent and understandable. The consolidated financial statements and financial information included in this report are the responsibility of management. This includes preparing the financial statements in accordance with accounting principles generally accepted in the United States, which require estimates based on management’s best judgment.

PepsiCo has a strong history of doing what’s right. We realize that great companies are built on trust, strong ethical standards and principles. Our financial results are delivered from that culture of accountability, and we take responsibility for the quality and accuracy of our financial reporting.
February 15, 2017

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
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 31, 2016 and December 26, 2015, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 31, 2016. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 31, 2016 and December 26, 2015, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control − Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
February 15, 2017

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
Derivatives: financial instruments, such as futures, swaps, Treasury locks, cross currency swaps and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates and foreign exchange rates.
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

Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation which was effective as of the end of the third quarter of 2015, and foreign exchange translation. This measure also excludes the impact of the 53rd reporting week in 2016. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for additional information.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth fiscal quarter of 2016, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. We do not expect this transition to materially affect our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the 2017 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on beneficial ownership reporting compliance is contained under the caption “Ownership of PepsiCo Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2017 Proxy Statement under the caption “Corporate Governance at PepsiCo – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2017 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2017 Proxy Statement under the captions “2016 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2017 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2017 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
Consolidated Statement of Comprehensive Income – Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
Consolidated Statement of Cash Flows – Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
Consolidated Balance Sheet – December 31, 2016 and December 26, 2015
Consolidated Statement of Equity – Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
Notes to Consolidated Financial Statements, and
Report of Independent Registered Public Accounting Firm.
(a)2.	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)3.	Exhibits
See Index to Exhibits.

Item 16. Form 10-K Summary.
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 15, 2017

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 15, 2017
Indra K. Nooyi	Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 15, 2017
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 15, 2017
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 15, 2017
Shona L. Brown
/s/ George W. Buckley	Director	February 15, 2017
George W. Buckley
/s/ Cesar Conde	Director	February 15, 2017
Cesar Conde
/s/ Ian M. Cook	Director	February 15, 2017
Ian M. Cook
/s/ Dina Dublon	Director	February 15, 2017
Dina Dublon
/s/ Rona A. Fairhead	Director	February 15, 2017
Rona A. Fairhead
/s/ Richard W. Fisher	Director	February 15, 2017
Richard W. Fisher
/s/ William R. Johnson	Director	February 15, 2017
William R. Johnson
/s/ David C. Page	Director	February 15, 2017
David C. Page
/s/ Robert C. Pohlad	Director	February 15, 2017
Robert C. Pohlad
/s/ Lloyd G. Trotter	Director	February 15, 2017
Lloyd G. Trotter
/s/ Daniel Vasella	Director	February 15, 2017
Daniel Vasella
/s/ Darren Walker	Director	February 15, 2017
Darren Walker
/s/ Alberto Weisser	Director	February 15, 2017
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

4.27
Form of Floating Rate Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.28
Form of 1.500% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.29
Form of 2.850% Senior Notes due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.30
Form of 4.450% Senior Notes due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.31
Form of 0.875% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2016.

4.32
Form of Floating Rate Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.33
Form of Floating Rate Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.34
Form of 1.350% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.35
Form of 1.700% Senior Notes due 2021, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.36
Form of 2.375% Senior Notes due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.37
Form of 3.450% Senior Notes due 2046, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.38
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.39
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

4.41
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.42
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.43
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.44
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.45
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.46
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.47
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

4.49
Form of 0.700% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.50
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.51
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the Floating Rate Note due 2016, the 0.700% Senior Note due 2016, the 2.750% Senior Note due 2023, the 2.250% Senior Notes due 2019, the 0.950% Senior Notes due 2017, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the Floating Rate Notes due 2018, 1.250% Senior Notes due 2018, the 1.850% Senior Notes due 2020, the 2.750% Senior Notes due 2025, the Floating Rate Notes due 2017, the 1.125% Senior Notes due 2017, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the Floating Rate Notes due 2017, the 1.000% Senior Notes due 2017, the 2.150% Senior Notes due 2020, the 4.450% Senior Notes due 2046, the Floating Rate Note due 2019, the 1.500% Senior Notes due 2019, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the Floating Rate Note due 2019, the Floating Rate Note due 2021, the 1.350% Senior Notes due 2019, the 1.700% Senior Notes due 2021, the 2.375% Senior Notes due 2026, and the 3.450% Senior Notes due 2046, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.52
Form of 2.250% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

4.53
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

4.54
Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.55
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

4.56
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

4.57
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.58
Form of PepsiAmericas, Inc. 7.44% Note due 2026, which is incorporated herein by reference to Exhibit 4.8 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.59
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

4.60
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.61
Form of PepsiAmericas, Inc. 5.00% Note due 2017, which is incorporated herein by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.62
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.63
Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

4.64
Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.65
Form of Bottling Group, LLC 5.50% Senior Note due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.66
Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.67
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

10.2
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

10.4
Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.5
Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.6
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.7
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

10.8
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

10.9
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

10.12
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

10.14
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.*

10.15
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.16
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

10.19
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.20
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

10.22	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*
10.23
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.24
PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.25
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.26
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

10.27
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

10.28
PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.29
Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.30
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.31
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.32
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.33
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.34
PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.35
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

10.37
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.38
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.39
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.*

10.40	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2016.*
10.41	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2016.*
10.42
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.43
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.44
PepsiCo Pension Equalization Plan (the Plan Document for the Pre-409A Program), as amended and restated effective as of April 1, 2016, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.45
Five-Year Credit Agreement, dated as of June 6, 2016, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2016.

10.46	PepsiCo Pension Equalization Plan (Plan Document for the Section 409A Program), April 1, 2016 Restatement, with amendments through December 12, 2016.*
10.47	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of April 1, 2016, with amendments through December 12, 2016.*
10.48	PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, with revisions adopted through February 2, 2017.*

10.49	Form of Annual Long-Term Incentive Award Agreement.*
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.