Form 10-Q
period 2017-03-25
PEPSICO INC
filed 2017-04-26
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2017 (12 weeks)
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of April 19, 2017 was 1,428,501,223.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/25/2017	3/19/2016
Net Revenue	$12,049	$11,862
Cost of sales	5,286	5,151
Gross profit	6,763	6,711
Selling, general and administrative expenses	4,817	5,078
Amortization of intangible assets	13	14
Operating Profit	1,933	1,619
Interest expense	(252)	(246)
Interest income and other	40	14
Income before income taxes	1,721	1,387
Provision for income taxes	392	442
Net income	1,329	945
Less: Net income attributable to noncontrolling interests	11	14
Net Income Attributable to PepsiCo	$1,318	$931
Net Income Attributable to PepsiCo per Common Share
Basic	$0.92	$0.64
Diluted	$0.91	$0.64
Weighted-average common shares outstanding
Basic	1,428	1,446
Diluted	1,440	1,459
Cash dividends declared per common share	$0.7525	$0.7025

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 3/25/2017
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,329
Other comprehensive income
Currency translation adjustment	$512	$4	516
Cash flow hedges:
Reclassification of net gains to net income	(33)	11	(22)
Net derivative losses	(3)	(2)	(5)
Pension and retiree medical:
Reclassification of net losses to net income	28	(9)	19
Remeasurement of net liabilities and translation	(14)	4	(10)
Unrealized gains on securities	9	(5)	4
Total other comprehensive income	$499	$3	502
Comprehensive income			1,831
Comprehensive income attributable to noncontrolling interests			(10)
Comprehensive Income Attributable to PepsiCo			$1,821

	12 Weeks Ended 3/19/2016
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$945
Other comprehensive loss
Currency translation adjustment	$(220)	$—	(220)
Cash flow hedges:
Reclassification of net gains to net income	(21)	5	(16)
Net derivative losses	—	(1)	(1)
Pension and retiree medical:
Reclassification of net losses to net income	37	(12)	25
Remeasurement of net liabilities and translation	15	(48)	(33)
Unrealized losses on securities	(12)	7	(5)
Total other comprehensive loss	$(201)	$(49)	(250)
Comprehensive income			695
Comprehensive income attributable to noncontrolling interests			(14)
Comprehensive Income Attributable to PepsiCo			$681

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/25/2017	3/19/2016
Operating Activities
Net income	$1,329	$945
Depreciation and amortization	477	481
Share-based compensation expense	72	69
Restructuring and impairment charges	27	30
Cash payments for restructuring charges	(7)	(30)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	373
Pension and retiree medical plan expenses	44	60
Pension and retiree medical plan contributions	(79)	(93)
Deferred income taxes and other tax charges and credits	129	19
Change in assets and liabilities:
Accounts and notes receivable	(128)	(349)
Inventories	(513)	(530)
Prepaid expenses and other current assets	(299)	(255)
Accounts payable and other current liabilities	(1,386)	(661)
Income taxes payable	172	318
Other, net	(37)	(72)
Net Cash (Used for)/Provided by Operating Activities	(199)	305

Investing Activities
Capital spending	(317)	(389)
Sales of property, plant and equipment	12	25
Acquisitions and investments in noncontrolled affiliates	(36)	—
Divestitures	41	55
Short-term investments, by original maturity:
More than three months - purchases	(3,436)	(2,556)
More than three months - maturities	3,866	1,446
More than three months - sales	138	—
Three months or less, net	—	7
Other investing, net	1	—
Net Cash Provided by/(Used for) Investing Activities	269	(1,412)

Financing Activities
Proceeds from issuances of long-term debt	—	2,532
Payments of long-term debt	(752)	(1,251)
Short-term borrowings, by original maturity:
More than three months - proceeds	28	—
More than three months - payments	—	(9)
Three months or less, net	2,396	480
Cash dividends paid	(1,098)	(1,038)
Share repurchases - common	(444)	(619)
Share repurchases - preferred	(1)	(2)
Proceeds from exercises of stock options	245	165
Withholding tax payments on RSUs, PSUs and PEPunits converted	(116)	(99)
Other financing	(1)	(2)
Net Cash Provided by Financing Activities	257	157
Effect of exchange rate changes on cash and cash equivalents	43	(22)
Net Increase/(Decrease) in Cash and Cash Equivalents	370	(972)
Cash and Cash Equivalents, Beginning of Year	9,158	9,096
Cash and Cash Equivalents, End of Period	$9,528	$8,124

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/25/2017	12/31/2016
ASSETS
Current Assets
Cash and cash equivalents	$9,528	$9,158
Short-term investments	6,461	6,967
Accounts and notes receivable, less allowance: 3/17 - $139 and 12/16 - $134	6,848	6,694
Inventories:
Raw materials and packaging	1,429	1,315
Work-in-process	220	150
Finished goods	1,633	1,258
	3,282	2,723
Prepaid expenses and other current assets	1,031	908
Total Current Assets	27,150	26,450
Property, plant and equipment	37,373	36,818
Accumulated depreciation	(20,724)	(20,227)
	16,649	16,591
Amortizable Intangible Assets, net	1,259	1,237
Goodwill	14,584	14,430
Other nonamortizable intangible assets	12,338	12,196
Nonamortizable Intangible Assets	26,922	26,626
Investments in Noncontrolled Affiliates	2,003	1,950
Other Assets	639	636
Total Assets	$74,622	$73,490

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$8,577	$6,892
Accounts payable and other current liabilities	13,067	14,243
Total Current Liabilities	21,644	21,135
Long-Term Debt Obligations	30,081	30,053
Other Liabilities	6,693	6,669
Deferred Income Taxes	4,521	4,434
Total Liabilities	62,939	62,291

Commitments and contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(194)	(192)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,430 and 1,428 shares, respectively)	24	24
Capital in excess of par value	3,857	4,091
Retained earnings	52,756	52,518
Accumulated other comprehensive loss	(13,416)	(13,919)
Repurchased common stock, in excess of par value (436 and 438 shares, respectively)	(31,499)	(31,468)
Total PepsiCo Common Shareholders’ Equity	11,722	11,246
Noncontrolling interests	114	104
Total Equity	11,683	11,199
Total Liabilities and Equity	$74,622	$73,490

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/25/2017		3/19/2016
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(192)	(0.7)	(186)
Redemptions	—	(2)	—	(1)
Balance, end of period	(0.7)	(194)	(0.7)	(187)
Common Stock
Balance, beginning of year	1,428	24	1,448	24
Change in repurchased common stock	2	—	(2)	—
Balance, end of period	1,430	24	1,446	24
Capital in Excess of Par Value
Balance, beginning of year		4,091		4,076
Share-based compensation expense		73		70
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(191)		(139)
Withholding tax on RSUs, PSUs and PEPunits converted		(116)		(99)
Other		—		(2)
Balance, end of period		3,857		3,906
Retained Earnings
Balance, beginning of year		52,518		50,472
Net income attributable to PepsiCo		1,318		931
Cash dividends declared – common		(1,080)		(1,020)
Balance, end of period		52,756		50,383
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,919)		(13,319)
Other comprehensive income/(loss) attributable to PepsiCo		503		(250)
Balance, end of period		(13,416)		(13,569)
Repurchased Common Stock
Balance, beginning of year	(438)	(31,468)	(418)	(29,185)
Share repurchases	(4)	(477)	(7)	(664)
Stock option exercises, RSUs, PSUs and PEPunits converted	6	446	5	360
Other	—	—	—	2
Balance, end of period	(436)	(31,499)	(420)	(29,487)
Total PepsiCo Common Shareholders’ Equity		11,722		11,257
Noncontrolling Interests
Balance, beginning of year		104		107
Net income attributable to noncontrolling interests		11		14
Currency translation adjustment		(1)		—
Other, net		—		(1)
Balance, end of period		114		120
Total Equity		$11,683		$11,231

(a)	Includes total tax benefits of $53 million in 2016.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of March 25, 2017 and Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 25, 2017 and March 19, 2016 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 25, 2017 are not necessarily indicative of the results expected for the full year.
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
The following information is unaudited. Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Reclassifications were made to the prior year’s financial statements to reflect the adoption of the recently issued accounting pronouncements disclosed in Note 2.
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.

Net revenue and operating profit/(loss) of each division are as follows:

	12 Weeks Ended
	Net Revenue		Operating Profit/(Loss)
	3/25/2017	3/19/2016	3/25/2017	3/19/2016
FLNA	$3,499	$3,418	$1,060	$1,018
QFNA	598	617	164	166
NAB	4,460	4,361	505	485
Latin America	1,077	1,042	132	175
ESSA	1,445	1,359	102	67
AMENA (a)	970	1,065	171	(148)
Total division	12,049	11,862	2,134	1,763
Corporate Unallocated	—	—	(201)	(144)
	$12,049	$11,862	$1,933	$1,619

(a)
Operating loss for AMENA for the 12 weeks ended March 19, 2016 includes an impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value.

Total assets of each division are as follows:

	Total Assets
	3/25/2017	12/31/2016
FLNA	$5,684	$5,731
QFNA	834	811
NAB	29,016	28,172
Latin America	4,732	4,568
ESSA	12,553	12,302
AMENA	5,473	5,261
Total division	58,292	56,845
Corporate (a)	16,330	16,645
	$74,622	$73,490

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and tax assets.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. We adopted the provisions of this guidance during our first quarter of 2017, resulting in the following impacts to our financial statements:

•
Income tax effects of vested or settled awards are recognized in the provision for income taxes on our income statement on a prospective basis. Previously, these tax effects were recorded on our equity statement in capital in excess of par value. Our excess tax benefits were $60 million for the 12 weeks ended March 25, 2017, resulting in a $0.04 increase to diluted net income attributable to PepsiCo per common share. For the 12 weeks ended March 19, 2016, our excess tax benefits recognized were $53 million. If we had applied this standard in 2016, the impact would have been a $0.04 increase to diluted net income attributable to PepsiCo per common share for the 12 weeks ended March 19, 2016. The ongoing impact on our financial statements is dependent on the timing of award vesting or exercises, our tax rate and the intrinsic value when awards vest or are exercised.

•
Excess tax benefits are retrospectively presented within operating activities and withholding tax payments upon vesting of restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) are retrospectively presented within financing activities in the cash flow statement. The adoption resulted in an increase of $204 million and $174 million in our operating cash flow with a corresponding decrease in our financing cash flow for the 12 weeks ended March 25, 2017 and March 19, 2016, respectively.

The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. Our accounting treatment for outstanding awards was not impacted by our adoption of this provision. In addition, the guidance allows for a policy election to account for forfeitures as they occur. We will continue to apply our policy of estimating forfeitures as they occur.
In 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting for an investment originally accounted for by another method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investor’s ability to exercise significant influence over the investment is achieved. We adopted the provisions of this guidance prospectively during our first quarter of 2017; the adoption did not impact our financial statements.
In 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. We adopted the provisions of this guidance retrospectively during our first quarter of 2017, resulting in the reclassification of $639 million of deferred taxes from current to non-current on our balance sheet as of December 31, 2016.
Not Yet Adopted
In 2017, the FASB issued guidance that requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. The guidance is effective beginning in 2018 and we will adopt in the first quarter of 2018. We are currently evaluating the impact of this guidance on our financial statements. See Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 7 for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
In 2016, the FASB issued guidance to clarify how restricted cash should be presented in the cash flow statement. The guidance is effective beginning in 2018 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are currently evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that will replace today’s incurred loss model and generally will result in earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective beginning in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets, but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption. This adoption will result in an increase in the assets and liabilities on our balance sheet. We commenced our assessment of the impact of the guidance on our current lease portfolio from both a lessor and lessee perspective. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for our minimum lease payments under non-cancelable operating leases.
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. The guidance is effective beginning in 2018. Since early adoption is not permitted, we will adopt the guidance in the first quarter of 2018. We are currently evaluating the impact of this guidance on our financial statements, including the impact on certain of our investments in noncontrolled affiliates and our available-for-sale securities. We are evaluating opportunities to reduce the risk and volatility of these investments in the future. See Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 10 for further information on our available-for-sale securities.
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). The guidance is effective beginning in 2018, with early adoption permitted.
We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. Based on the foregoing, we do not currently expect this guidance to have a material impact on our financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the cumulative effect approach.
Note 3 - Restructuring and Impairment Charges
We publicly announced a multi-year productivity plan on February 13, 2014 (2014 Productivity Plan) that includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency.

In the 12 weeks ended March 25, 2017, we incurred pre- and after-tax restructuring charges of $27 million ($0.02 per share) in conjunction with our 2014 Productivity Plan. Additionally, we incurred $30 million ($25 million after-tax or $0.02 per share) in the 12 weeks ended March 19, 2016. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at March 25, 2017 is expected to be paid by the end of 2017.
A summary of our 2014 Productivity Plan charges by segment is as follows:

	12 Weeks Ended
	3/25/2017				3/19/2016
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$1	$—	$—	$1	$(4)	$—	$—	$(4)
QFNA	—	—	—	—	—	—	—	—
NAB	—	—	2	2	7	—	—	7
Latin America	12	11	1	24	—	—	—	—
ESSA	4	—	—	4	1	9	9	19
AMENA (b)	—	—	(6)	(6)	3	2	—	5
Corporate	1	—	1	2	1	—	2	3
	$18	$11	$(2)	$27	$8	$11	$11	$30

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

(b)	Income amount primarily reflects a gain on the sale of property, plant and equipment.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $766 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$65	$9	$23	$97
QFNA	15	—	6	21
NAB	97	68	84	249
Latin America	64	24	25	113
ESSA	85	37	56	178
AMENA	21	6	14	41
Corporate	18	—	49	67
	$365	$144	$257	$766

A summary of our 2014 Productivity Plan activity for the 12 weeks ended March 25, 2017 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 31, 2016	$88	$—	$8	$96
2017 restructuring charges	18	11	(2)	27
Cash payments	(5)	—	(2)	(7)
Non-cash charges and translation	(1)	(11)	6	(6)
Liability as of March 25, 2017	$100	$—	$10	$110
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2014 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the 2014 Productivity Plan discussed above.
See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/25/2017			12/31/2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$830	$(113)	$717	$827	$(108)	$719
Reacquired franchise rights	105	(102)	3	106	(102)	4
Brands	1,288	(990)	298	1,277	(977)	300
Other identifiable intangibles	541	(300)	241	522	(308)	214
	$2,764	$(1,505)	$1,259	$2,732	$(1,495)	$1,237

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/2016	Translation and Other	Balance 3/25/2017

FLNA
Goodwill	$270	$2	$272
Brands	23	—	23
	293	2	295

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,843	5	9,848
Reacquired franchise rights	7,064	8	7,072
Acquired franchise rights	1,512	1	1,513
Brands	314	—	314
	18,733	14	18,747

Latin America
Goodwill	553	16	569
Brands	150	6	156
	703	22	725

ESSA
Goodwill	3,177	110	3,287
Reacquired franchise rights	488	14	502
Acquired franchise rights	184	1	185
Brands	2,358	105	2,463
	6,207	230	6,437

AMENA
Goodwill	412	21	433
Brands	103	7	110
	515	28	543

Total goodwill	14,430	154	14,584
Total reacquired franchise rights	7,552	22	7,574
Total acquired franchise rights	1,696	2	1,698
Total brands	2,948	118	3,066
	$26,626	$296	$26,922

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	3/25/2017	12/31/2016
Balance, beginning of year	$1,885	$1,547
Additions for tax positions related to the current year	57	349
Additions for tax positions from prior years	6	139
Reductions for tax positions from prior years	(2)	(70)
Settlement payments	(2)	(26)
Statutes of limitations expiration	(6)	(27)
Translation and other	13	(27)
Balance, end of period	$1,951	$1,885
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended
	3/25/2017	3/19/2016
Share-based compensation expense - equity awards	$72	$69
Share-based compensation expense - liability awards	4	2
Restructuring and impairment charges	1	1
Total	$77	$72
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/25/2017		3/19/2016
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.3	$109.75	1.5	$98.75
RSUs and PSUs	2.7	$109.75	2.9	$98.74

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $16 million during the 12 weeks ended March 25, 2017 and March 19, 2016, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/25/2017	3/19/2016
Expected life	5 years	6 years
Risk-free interest rate	2.0%	1.5%
Expected volatility	11%	12%
Expected dividend yield	2.7%	2.7%

Note 7 - Pension and Retiree Medical Benefits

Effective January 1, 2017, the U.S. qualified defined benefit pension plans were reorganized into the PepsiCo Employees Retirement Plan A, or active plan, and the PepsiCo Employees Retirement Plan I, or inactive plan. Actuarial gains and losses associated with the active plan are amortized over the average remaining service life of the active participants (approximately 11 years beginning in 2017), while the actuarial gains and losses associated with the inactive plan are amortized over the remaining life expectancy of the inactive participants (approximately 27 years beginning in 2017). The pre-tax reduction in net periodic benefit cost associated with this change was $10 million ($6 million after-tax with a nominal amount per share) in the first quarter of 2017 and will approximate $40 million in 2017, primarily impacting corporate unallocated.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/25/2017	3/19/2016	3/25/2017	3/19/2016	3/25/2017	3/19/2016
	U.S.		International
Service cost	$93	$91	$16	$15	$6	$7
Interest cost	108	111	15	18	9	9
Expected return on plan assets	(196)	(192)	(30)	(31)	(5)	(5)
Amortization of prior service credits	—	—	—	—	(6)	(9)
Amortization of net losses/(gains)	28	38	9	8	(3)	—
	33	48	10	10	1	2
Special termination benefits	1	—	—	—	—	—
Total expense	$34	$48	$10	$10	$1	$2
There were no discretionary contributions made in the first quarter of 2017. During the first quarter of 2016, we made discretionary contributions of $7 million to our international pension plans.
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
Note 8 - Debt Obligations
In the 12 weeks ended March 25, 2017, $0.8 billion of senior notes matured and were paid.
As of March 25, 2017, we had $4.5 billion of commercial paper outstanding.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/25/2017	3/19/2016	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$(5)	$(21)	Cost of sales
Interest rate derivatives	(30)	(3)	Interest expense
Commodity contracts	2	1	Cost of sales
Commodity contracts	—	2	Selling, general and administrative expenses
Net gains before tax	(33)	(21)
Tax amounts	11	5
Net gains after tax	$(22)	$(16)

Pension and retiree medical items:
Amortization of prior service credits (a)	$(6)	$(9)
Amortization of net losses (a)	34	46
Net losses before tax	28	37
Tax amounts	(9)	(12)
Net losses after tax	$19	$25

Total net (gains)/losses reclassified, net of tax	$(3)	$9

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 12 weeks ended March 25, 2017 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The notional amounts of our financial instruments used to hedge the above risks as of March 25, 2017 and December 31, 2016 are as follows:

	Notional Amounts(a)
	3/25/2017	12/31/2016
Foreign exchange	$1.6	$1.6
Interest rate	$11.2	$11.2
Commodity	$0.9	$0.8
Net investment	$0.8	$0.8

(a)	In billions.

Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of March 25, 2017, approximately 42% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 38% as of December 31, 2016.
Fair Value Measurements
The fair values of our financial assets and liabilities as of March 25, 2017 and December 31, 2016 are categorized as follows:

	3/25/2017		12/31/2016
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	$93	$—	$82	$—
Debt securities (c)	11,964	—	11,369	—
	$12,057	$—	$11,451	$—
Short-term investments (d)	$202	$—	$193	$—
Prepaid forward contracts (e)	$27	$—	$25	$—
Deferred compensation (f)	$—	$483	$—	$472
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$54	$81	$66	$71
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$30	$16	$51	$8
Interest rate (h)	—	389	—	408
Commodity (i)	1	1	2	1
	$31	$406	$53	$417
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$—	$9	$2	$15
Commodity (i)	54	32	61	26
	$54	$41	$63	$41
Total derivatives at fair value (j)	$139	$528	$182	$529
Total	$12,425	$1,011	$11,851	$1,001

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

(b)
Based on the price of common stock. Categorized as a Level 1 asset. These equity securities are classified as investments in noncontrolled affiliates. The pre-tax unrealized gains on our investments in marketable equity securities were $83 million and $72 million as of March 25, 2017 and December 31, 2016, respectively.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of March 25, 2017, $5.7 billion and $6.3 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 2016, $4.6 billion and $6.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of March 25, 2017 and December 31, 2016 were not material. All of our available-for-sale debt securities have maturities of one year or less.

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

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 25, 2017 and December 31, 2016 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 25, 2017 and December 31, 2016 was $40 billion and $38 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/25/2017	3/19/2016	3/25/2017	3/19/2016	3/25/2017	3/19/2016
Foreign exchange	$(5)	$33	$20	$16	$(5)	$(21)
Interest rate	22	(69)	(19)	(16)	(30)	(3)
Commodity	3	4	2	—	2	3
Net investment	—	—	18	—	—	—
Total	$20	$(32)	$21	$—	$(33)	$(21)

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

(b)
Foreign exchange derivative losses/gains are included in cost of sales. Interest rate derivative losses/gains are included in interest expense. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Based on current market conditions, we expect to reclassify net losses of $4 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the first quarter of 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses on our income statement and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of March 25, 2017. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/25/2017		3/19/2016
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,318		$931
Preferred shares:
Redemption premium	(2)		(1)
Net income available for PepsiCo common shareholders	$1,316	1,428	$930	1,446
Basic net income attributable to PepsiCo per common share	$0.92		$0.64
Net income available for PepsiCo common shareholders	$1,316	1,428	$930	1,446
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	11	—	12
Employee stock ownership plan (ESOP) convertible preferred stock	2	1	1	1
Diluted	$1,318	1,440	$931	1,459
Diluted net income attributable to PepsiCo per common share	$0.91		$0.64

(a)	Weighted-average common shares outstanding (in millions).

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended
	3/25/2017	3/19/2016
Out-of-the-money options (a)	1.4	2.9
Average exercise price per option	$109.69	$98.99

(a)	In millions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL REVIEW
Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes. Also refer to Note 1 of our condensed consolidated financial statements. Unless otherwise noted, tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common stock per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in, or failure to comply with, applicable laws and regulations; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of labeling or warning requirements on PepsiCo’s products; changes in laws related to packaging and disposal of PepsiCo’s products; PepsiCo’s ability to compete effectively; political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; unfavorable economic conditions in the countries in which PepsiCo operates; the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption; increased costs, disruption of supply or shortages of raw materials and other supplies; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s publicly traded securities and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 12 weeks ended March 25, 2017, our operations outside of North America reflect the months of January and February. In the 12 weeks ended March 25, 2017, our operations outside of the United States generated 34% of our net revenue, with Canada, Mexico, Russia, the United Kingdom and Brazil comprising approximately 16% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 25, 2017, net unfavorable foreign exchange reduced net revenue growth by 1 percentage point due to declines in the Egyptian pound, Mexican peso and the Pound sterling, partially offset by appreciation in the Russian ruble and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Brazil, China, India, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, and the potential impact, if any, for the ESSA segment and our other businesses.
We continue to monitor the economic, operating and political environment in Russia closely. In the 12 weeks ended March 25, 2017 and March 19, 2016, total net revenue generated by our operations in Russia represented 4% and 3%, respectively, of our net revenue. As of March 25, 2017, we have $4.6 billion of long-lived assets in Russia.
Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the first quarter of 2017.
We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We have not received any cash in U.S. dollars from our Venezuelan entities since our deconsolidation at the end of the third quarter of 2015. We continue to monitor the conditions in Venezuela and their impact on our accounting and disclosures.

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

We sell a wide variety of beverages, foods and snacks in more than 200 countries and territories and the profile of the products we sell, and the amount of revenue attributable to such products, varies by jurisdiction. Because of this, we cannot predict the scope or form potential taxes or other potential limitations on our products may take, and therefore cannot predict the impact of such taxes or limitations on our financial results. In addition, taxes and limitations may impact us and our competitors differently. We continue to monitor existing and proposed taxes in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes or limitations, including advocating for alternative measures with respect to the imposition, form and scope of any such taxes or limitations.
See Note 10 to our condensed consolidated financial statements for the fair values of our financial instruments as of March 25, 2017 and December 31, 2016 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 weeks ended March 25, 2017, total servings increased 0.5%. For the 12 weeks ended March 19, 2016, total servings increased 2%.
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
Total Net Revenue and Operating Profit/(Loss)

	12 Weeks Ended
	3/25/2017	3/19/2016	Change
Total net revenue	$12,049	$11,862	2%
Operating profit/(loss)
FLNA	$1,060	$1,018	4%
QFNA	164	166	(1)%
NAB	505	485	4%
Latin America	132	175	(24)%
ESSA	102	67	51%
AMENA	171	(148)	n/m
Corporate Unallocated	(201)	(144)	40%
Total operating profit	$1,933	$1,619	19%

Total operating profit margin	16.0%	13.7%	2.3
n/m - Not meaningful due to the impact of a 2016 impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Total operating profit increased 19% and operating margin increased 2.3 percentage points. Operating profit growth was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which contributed 19 percentage points to operating profit growth and increased total operating profit margin by 2.7 percentage points, primarily reflecting a prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. Additionally, operating profit growth was driven by effective net pricing and planned cost reductions across a number of expense categories. These impacts were partially offset by operating cost increases and higher commodity costs. Commodity inflation reduced operating profit growth by 5 percentage points, primarily attributable to inflation in the AMENA, Latin America and ESSA segments, partially offset by deflation in the NAB and QFNA segments. Corporate unallocated expenses increased 40%, primarily due to mark-to-market net impact associated with commodity derivatives which is also included in the items affecting comparability mentioned above.
Other Consolidated Results

	12 Weeks Ended
	3/25/2017	3/19/2016		Change
Interest expense, net	$(212)	$(232)		$(20)
Tax rate	22.7%	31.9%
Net income attributable to PepsiCo	$1,318	$931		41%
Net income attributable to PepsiCo per common share – diluted	$0.91	$0.64		43%
Mark-to-market net losses/(gains)	0.01	(0.02)
Restructuring and impairment charges	0.02	0.02
Charge related to the transaction with Tingyi	—	0.26
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$0.94	$0.89	(b)	5.5%
Impact of foreign exchange translation				2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)				7%	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net interest expense decreased $20 million reflecting higher interest income due to higher average cash balances and interest rates, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation costs. These impacts were partially offset by higher interest expense due to higher average debt balances.
The reported tax rate decreased 9.2 percentage points reflecting the impact of the prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year (see Note 2 to our condensed consolidated financial statements for further information).
Net income attributable to PepsiCo increased 41% and net income attributable to PepsiCo per common share increased 43%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 37 percentage points to net income attributable to PepsiCo and 38 percentage points to net income attributable to PepsiCo per common share, primarily reflecting the prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
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
Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
Operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains and losses on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan and a charge related to the transaction with Tingyi (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on these measures on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic Revenue
We define organic revenue as net revenue adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes. In addition, our fiscal 2016 reported results included an extra week of results (53rd reporting week). Organic revenue excludes the impact of the 53rd reporting week in the fourth quarter of 2016. We believe organic revenue provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/25/2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,286	$6,763	$4,817	$1,933	$392	$1,318
Items Affecting Comparability
Mark-to-market net impact	19	(19)	(33)	14	5	9
Restructuring and impairment charges	—	—	(27)	27	—	27
Core, Non-GAAP Measure	$5,305	$6,744	$4,757	$1,974	$397	$1,354

	12 Weeks Ended 3/19/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,151	$6,711	$5,078	$1,619	$442	$931
Items Affecting Comparability
Mark-to-market net impact	18	(18)	28	(46)	(17)	(29)
Restructuring and impairment charges	—	—	(30)	30	5	25
Charge related to the transaction with Tingyi	—	—	(373)	373	—	373
Core, Non-GAAP Measure	$5,169	$6,693	$4,703	$1,976	$430	$1,300

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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

Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
First quarter 2017	27		7
	766		442
Remainder of 2017 (expected)	100		144
2018 (expected)	124		119
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $490 million of severance and other employee-related costs, approximately $155 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $345 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 12%, QFNA 2%, NAB 30%, Latin America 20%, ESSA 25%, AMENA 4% and Corporate 7%.

(b)	In 2015 and 2014, cash expenditures included $2 million and $10 million, respectively, reported on our cash flow statement in pension and retiree medical plan contributions.
See Note 3 to our condensed consolidated financial statements for further information related to our 2014 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the 2014 Productivity Plan discussed above and in Note 3 to our condensed consolidated financial statements.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
3/25/2017	$3,499	$598	$4,460	$1,077	$1,445	$970	$12,049
3/19/2016	$3,418	$617	$4,361	$1,042	$1,359	$1,065	$11,862
% Impact of:
Volume (a)	(1)%	(1)%	—%	0.5%	—%	2%	—%
Effective net pricing (b)	3	(2)	1.5	6	3.5	—	2
Foreign exchange translation	—	—	—	(2)	2	(11)	(1)
Acquisitions and divestitures	—	—	1	(1)	—	—	—
Reported Growth (c)	2%	(3)%	2%	3%	6%	(9)%	2%

(a)
Excludes the impact of acquisitions, divestitures and other structural changes. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE, as well as the mix of beverage volume sold by our Company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.
Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 3/25/2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	2%	(3)%	2%	3%	6%	(9)%	2%
% Impact of:
Foreign exchange translation	—	—	—	2	(2)	11	1
Acquisitions and divestitures	—	—	(1)	1	—	—	—
Organic Growth (a)	2%	(3.5)%	1%	6%	4%	2%	2%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$3,499	$3,418	2
Impact of foreign exchange translation			—
Organic revenue growth (a)			2

Operating profit	$1,060	$1,018	4
Restructuring and impairment charges	1	(4)
Operating profit excluding above item (a)	$1,061	$1,014	5
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			4	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue increased 2% and volume declined 1.5%. The net revenue growth was driven by effective net pricing, partially offset by the decline in volume. The volume decline reflects mid-single-digit declines in trademark Lay’s and Doritos, a double-digit decline in our Sabra joint venture products and a high-single-digit decline in dips, partially offset by double-digit growth in variety packs and trademark Ruffles. Volume performance was negatively impacted by approximately 1 percentage point as a result of the shift in the New Year’s holiday week due to the 53rd reporting week in 2016.
Operating profit increased 4%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases.

Quaker Foods North America

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$598	$617	(3)
Impact of foreign exchange translation			—
Organic revenue growth (a)			(3.5)	(b)

Operating profit	$164	$166	(1)
Restructuring and impairment charges	—	—
Operating profit excluding above item (a)	$164	$166	(1)
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			(1)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue declined 3% and volume declined 1%. The net revenue decline reflects unfavorable net pricing and mix, as well as the volume decline. The volume decline was driven by a low-single-digit decline in oatmeal and a high-single-digit decline in trademark Roni.
Operating profit decreased 1%, reflecting the net revenue performance and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively contributed 4 percentage points to operating profit performance.

North America Beverages

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$4,460	$4,361	2
Impact of foreign exchange translation			—
Impact of acquisitions and divestitures			(1)
Organic revenue growth (a)			1

Operating profit	$505	$485	4
Restructuring and impairment charges	2	7
Operating profit excluding above item (a)	$507	$492	3
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			3

(a)	See “Non-GAAP Measures.”
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by a slight decline in volume. Acquisitions contributed 1 percentage point to the net revenue growth.
Volume decreased nearly 1%, driven by a 4% decline in carbonated soft drink volume, partially offset by a 4% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio and a mid-single-digit increase in Gatorade sports drinks.
Operating profit increased 4%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories. Additionally, lower commodity costs and favorable settlements of promotional spending accruals contributed 3 percentage points and 2 percentage points to operating profit growth, respectively. These impacts were partially offset by certain operating cost increases.

Latin America

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$1,077	$1,042	3
Impact of foreign exchange translation			2
Impact of acquisitions and divestitures			1
Organic revenue growth (a)			6

Operating profit	$132	$175	(24)
Restructuring and impairment charges	24	—
Operating profit excluding above item (a)	$156	$175	(11)
Impact of foreign exchange translation			11
Operating profit growth excluding above item, on a constant currency basis (a)			—

(a)	See “Non-GAAP Measures.”
Net revenue increased 3%, reflecting effective net pricing and net volume growth, partially offset by unfavorable foreign exchange and the impact of refranchising a portion of our beverage business in Colombia, which reduced net revenue growth by 2 percentage points and 1 percentage point, respectively.
Snacks volume grew 1%, reflecting a low-single-digit increase in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage volume declined 3%, reflecting high-single-digit declines in Brazil and Argentina, partially offset by slight growth in Mexico, a high-single-digit increase in Guatemala and a low-single-digit increase in Chile.
Operating profit decreased 24%, reflecting certain operating cost increases, higher advertising and marketing expenses, as well as higher commodity costs, which negatively impacted operating profit performance by 18 percentage points. In addition, restructuring and impairment charges in the above table (see “Items Affecting Comparability”) and unfavorable foreign exchange negatively impacted operating profit performance by 13 percentage points and 11 percentage points, respectively. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the net volume growth.

Europe Sub-Saharan Africa

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$1,445	$1,359	6
Impact of foreign exchange translation			(2)
Organic revenue growth (a)			4

Operating profit	$102	$67	51
Restructuring and impairment charges	4	19
Operating profit excluding above item (a)	$106	$86	23
Impact of foreign exchange translation			3.5
Operating profit growth excluding above item, on a constant currency basis (a)			26	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue increased 6%, reflecting effective net pricing, as well as favorable foreign exchange, which contributed 2 percentage points to net revenue growth.
Snacks volume grew 3.5%, reflecting double-digit growth in South Africa and high-single-digit growth in the Netherlands, partially offset by low-single-digit declines in Russia and Spain, and a mid-single-digit decline in Turkey. Additionally, the United Kingdom experienced low-single-digit growth.
Beverage volume declined 1%, reflecting double-digit declines in Russia and Germany and a low-single-digit decline in the United Kingdom, partially offset by double-digit growth in Nigeria and mid-single-digit growth in France. Additionally, Turkey experienced a slight decline.
Operating profit increased 51%, reflecting the effective net pricing, planned cost reductions across a number of expense categories and net volume growth. Additionally, the impacts of restructuring and impairment charges in the above table (see “Items Affecting Comparability”) and a prior year impairment charge associated with certain production assets in Russia contributed 29 percentage points and 13 percentage points to operating profit growth, respectively. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 23 percentage points, certain operating cost increases and higher advertising and marketing expenses.

Asia, Middle East and North Africa

	12 Weeks Ended
	3/25/2017	3/19/2016	% Change
Net revenue	$970	$1,065	(9)
Impact of foreign exchange translation			11
Organic revenue growth (a)			2

Operating profit/(loss)	$171	$(148)	n/m
Restructuring and impairment charges	(6)	5
Charge related to the transaction with Tingyi	—	373
Operating profit excluding above items (a)	$165	$230	(28)
Impact of foreign exchange translation			3
Operating profit growth excluding above items, on a constant currency basis (a)			(25)

(a)	See “Non-GAAP Measures.”
n/m - Not meaningful due to the impact of a 2016 impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
Net revenue decreased 9%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 11 percentage points. This impact was partially offset by volume growth.
Snacks volume grew 7%, reflecting high-single-digit growth in the Middle East and double-digit growth in Australia. Additionally, India experienced low-single-digit growth and China experienced mid-single-digit growth.
Beverage volume grew 3%, driven by double-digit growth in China and high-single-digit growth in Pakistan, partially offset by a double-digit decline in India. Additionally, the Middle East and the Philippines each experienced low-single-digit growth.
Operating profit improvement primarily reflected a prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, included in items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, planned cost reductions across a number of expense categories and the volume growth contributed to operating profit growth. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 25 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar, and certain operating cost increases. Unfavorable foreign exchange translation reduced operating profit growth by 3 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
As of March 25, 2017, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $15.5 billion outside of the United States. As of March 25, 2017, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the United States and in various applicable foreign jurisdictions.
Operating Activities
During the 12 weeks ended March 25, 2017, net cash used for operating activities was $199 million, compared to net cash provided by operating activities of $305 million in the prior-year period. The operating cash flow performance primarily reflects unfavorable working capital (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation) comparisons to the prior year. This decrease is mainly due to higher current year payments to vendors, earlier settlements with customers, timing of advertising and marketing spend, and the impact of higher trade accruals as of December 31, 2016, as compared to the prior year-end.
Investing Activities
During the 12 weeks ended March 25, 2017, net cash provided by investing activities was $0.3 billion, primarily reflecting net maturities and sales of debt securities greater than three months of $0.6 billion, partially offset by net capital spending of $0.3 billion.
We expect 2017 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 12 weeks ended March 25, 2017, net cash provided by financing activities was $0.3 billion, primarily reflecting net proceeds from short-term borrowings of $2.4 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $1.5 billion, and net payments of long-term debt borrowings of $0.8 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 15, 2017, we announced a 7.0% increase in our annualized dividend to $3.22 per share from $3.01 per share, effective with the dividend expected to be paid in June 2017. We expect to return a total of approximately $6.5 billion to shareholders in 2017 through share repurchases of approximately $2.0 billion and dividends of approximately $4.5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	12 Weeks Ended
	3/25/2017	3/19/2016
Net cash (used for)/provided by operating activities	$(199)	$305
Capital spending	(317)	(389)
Sales of property, plant and equipment	12	25
Free cash flow (a)	$(504)	$(59)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $7 million and $30 million of payments related to restructuring charges in the 12 weeks ended March 25, 2017 and March 19, 2016, respectively; net cash tax benefits related to restructuring charges of $1 million in the 12 weeks ended March 19, 2016; and $7 million in discretionary pension contributions in the 12 weeks ended March 19, 2016.

We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Note 8 to our condensed consolidated financial statements in this Form 10-Q.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 25, 2017, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 25, 2017 and March 19, 2016. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 2016, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 15, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP

New York, New York
April 26, 2017

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during our first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our first fiscal quarter of 2017, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2017 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/31/2016				$7,352

1/1/2017 - 1/28/2017	1.7	$103.42	1.7	(179)
				7,173
1/29/2017 - 2/25/2017	1.0	$104.99	1.0	(100)
				7,073
2/26/2017 - 3/25/2017	1.8	$110.40	1.8	(198)
Total	4.5	$106.55	4.5	$6,875

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
The following table summarizes our convertible preferred share repurchases during the first quarter of 2017.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2017 - 1/28/2017	—	$—	N/A	N/A

1/29/2017 - 2/25/2017	700	$547.76	N/A	N/A

2/26/2017 - 3/25/2017	1,500	$553.35	N/A	N/A
Total	2,200	$551.57	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 43.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 26, 2017	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 26, 2017	/s/ Tony West
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

Exhibit 10.1	PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005 (with amendments through March 9, 2017).
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.