Form 10-Q
period 2017-06-17
PEPSICO INC
filed 2017-07-11
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2017 (24 weeks)
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of July 3, 2017 was 1,425,510,474.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/17/2017	6/11/2016	6/17/2017	6/11/2016
Net Revenue	$15,710	$15,395	$27,759	$27,257
Cost of sales	7,056	6,830	12,342	11,981
Gross profit	8,654	8,565	15,417	15,276
Selling, general and administrative expenses	5,648	5,584	10,465	10,662
Amortization of intangible assets	16	17	29	31
Operating Profit	2,990	2,964	4,923	4,583
Interest expense	(265)	(255)	(517)	(501)
Interest income and other	49	22	89	36
Income before income taxes	2,774	2,731	4,495	4,118
Provision for income taxes	656	718	1,048	1,160
Net income	2,118	2,013	3,447	2,958
Less: Net income attributable to noncontrolling interests	13	8	24	22
Net Income Attributable to PepsiCo	$2,105	$2,005	$3,423	$2,936
Net Income Attributable to PepsiCo per Common Share
Basic	$1.47	$1.39	$2.40	$2.03
Diluted	$1.46	$1.38	$2.38	$2.01
Weighted-average common shares outstanding
Basic	1,428	1,443	1,428	1,445
Diluted	1,441	1,456	1,441	1,458
Cash dividends declared per common share	$0.805	$0.7525	$1.5575	$1.455

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 6/17/2017			24 Weeks Ended 6/17/2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,118			$3,447
Other comprehensive income
Currency translation adjustment	$299	$21	320	$811	$25	836
Cash flow hedges:
Reclassification of net gains to net income	(53)	19	(34)	(86)	30	(56)
Net derivative gains	20	(10)	10	17	(12)	5
Pension and retiree medical:
Reclassification of net losses to net income	32	(9)	23	60	(18)	42
Remeasurement of net liabilities and translation	(27)	6	(21)	(41)	10	(31)
Available-for-sale securities:
Reclassification to net income associated with sale of Britvic plc (Britvic) securities	(99)	10	(89)	(99)	10	(89)
Unrealized gains on securities	18	1	19	27	(4)	23
Other	—	16	16	—	16	16
Total other comprehensive income	$190	$54	244	$689	$57	746
Comprehensive income			2,362			4,193
Comprehensive income attributable to noncontrolling interests			(15)			(25)
Comprehensive Income Attributable to PepsiCo			$2,347			$4,168

	12 Weeks Ended 6/11/2016					24 Weeks Ended 6/11/2016
	Pre-tax amounts		Tax amounts		After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income					$2,013			$2,958
Other comprehensive income		—
Currency translation adjustment	$760		$—		760	$540	$—	540
Cash flow hedges:
Reclassification of net gains to net income	(8)		2		(6)	(29)	7	(22)
Net derivative losses	(32)		8	—	(24)	(32)	7	(25)
Pension and retiree medical:
Reclassification of net losses to net income	46		(14)		32	83	(26)	57
Remeasurement of net liabilities and translation	(11)		4		(7)	4	(44)	(40)
Unrealized gains/(losses) on securities	3		(2)		1	(9)	5	(4)
Total other comprehensive income	$758		$(2)		756	$557	$(51)	506
Comprehensive income					2,769			3,464
Comprehensive income attributable to noncontrolling interests					(8)			(22)
Comprehensive Income Attributable to PepsiCo					$2,761			$3,442

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/17/2017	6/11/2016
Operating Activities
Net income	$3,447	$2,958
Depreciation and amortization	1,031	1,044
Share-based compensation expense	143	123
Restructuring and impairment charges	61	79
Cash payments for restructuring charges	(25)	(67)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	373
Pension and retiree medical plan expenses	92	124
Pension and retiree medical plan contributions	(131)	(155)
Deferred income taxes and other tax charges and credits	130	119
Change in assets and liabilities:
Accounts and notes receivable	(733)	(1,049)
Inventories	(826)	(755)
Prepaid expenses and other current assets	(250)	(202)
Accounts payable and other current liabilities	(838)	(73)
Income taxes payable	310	704
Other, net	(170)	(116)
Net Cash Provided by Operating Activities	2,241	3,107

Investing Activities
Capital spending	(878)	(919)
Sales of property, plant and equipment	30	47
Acquisitions and investments in noncontrolled affiliates	(40)	(4)
Divestitures	143	75
Short-term investments, by original maturity:
More than three months - purchases	(6,785)	(4,604)
More than three months - maturities	6,709	3,786
More than three months - sales	242	—
Three months or less, net	—	10
Other investing, net	8	1
Net Cash Used for Investing Activities	(571)	(1,608)

Financing Activities
Proceeds from issuances of long-term debt	3,525	2,532
Payments of long-term debt	(1,003)	(3,083)
Short-term borrowings, by original maturity:
More than three months - proceeds	51	35
More than three months - payments	(57)	(11)
Three months or less, net	(172)	2,795
Cash dividends paid	(2,175)	(2,060)
Share repurchases - common	(942)	(1,329)
Share repurchases - preferred	(2)	(2)
Proceeds from exercises of stock options	316	293
Withholding tax payments on RSUs, PSUs and PEPunits converted	(122)	(102)
Other financing	(1)	(4)
Net Cash Used for Financing Activities	(582)	(936)
Effect of exchange rate changes on cash and cash equivalents	36	(13)
Net Increase in Cash and Cash Equivalents	1,124	550
Cash and Cash Equivalents, Beginning of Year	9,158	9,096
Cash and Cash Equivalents, End of Period	$10,282	$9,646

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/17/2017	12/31/2016
ASSETS
Current Assets
Cash and cash equivalents	$10,282	$9,158
Short-term investments	6,878	6,967
Accounts and notes receivable, less allowance: 6/17 - $137 and 12/16 - $134	7,543	6,694
Inventories:
Raw materials and packaging	1,537	1,315
Work-in-process	312	150
Finished goods	1,763	1,258
	3,612	2,723
Prepaid expenses and other current assets	933	908
Total Current Assets	29,248	26,450
Property, plant and equipment	37,966	36,818
Accumulated depreciation	(21,224)	(20,227)
	16,742	16,591
Amortizable Intangible Assets, net	1,256	1,237
Goodwill	14,655	14,430
Other nonamortizable intangible assets	12,472	12,196
Nonamortizable Intangible Assets	27,127	26,626
Investments in Noncontrolled Affiliates	1,962	1,950
Other Assets	608	636
Total Assets	$76,943	$73,490

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$8,279	$6,892
Accounts payable and other current liabilities	13,834	14,243
Total Current Liabilities	22,113	21,135
Long-Term Debt Obligations	31,205	30,053
Other Liabilities	6,666	6,669
Deferred Income Taxes	4,429	4,434
Total Liabilities	64,413	62,291

Commitments and contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(194)	(192)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,426 and 1,428 shares, respectively)	24	24
Capital in excess of par value	3,913	4,091
Retained earnings	53,706	52,518
Accumulated other comprehensive loss	(13,174)	(13,919)
Repurchased common stock, in excess of par value (440 and 438 shares, respectively)	(31,912)	(31,468)
Total PepsiCo Common Shareholders’ Equity	12,557	11,246
Noncontrolling interests	126	104
Total Equity	12,530	11,199
Total Liabilities and Equity	$76,943	$73,490

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/17/2017		6/11/2016
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(192)	(0.7)	(186)
Redemptions	—	(2)	—	(2)
Balance, end of period	(0.7)	(194)	(0.7)	(188)
Common Stock
Balance, beginning of year	1,428	24	1,448	24
Change in repurchased common stock	(2)	—	(7)	—
Balance, end of period	1,426	24	1,441	24
Capital in Excess of Par Value
Balance, beginning of year		4,091		4,076
Share-based compensation expense		145		125
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(201)		(155)
Withholding tax on RSUs, PSUs and PEPunits converted		(122)		(102)
Other		—		(4)
Balance, end of period		3,913		3,940
Retained Earnings
Balance, beginning of year		52,518		50,472
Net income attributable to PepsiCo		3,423		2,936
Cash dividends declared – common		(2,235)		(2,113)
Balance, end of period		53,706		51,295
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,919)		(13,319)
Other comprehensive income attributable to PepsiCo		745		506
Balance, end of period		(13,174)		(12,813)
Repurchased Common Stock
Balance, beginning of year	(438)	(31,468)	(418)	(29,185)
Share repurchases	(8)	(967)	(14)	(1,369)
Stock option exercises, RSUs, PSUs and PEPunits converted	6	523	7	501
Other	—	—	—	2
Balance, end of period	(440)	(31,912)	(425)	(30,051)
Total PepsiCo Common Shareholders’ Equity		12,557		12,395
Noncontrolling Interests
Balance, beginning of year		104		107
Net income attributable to noncontrolling interests		24		22
Currency translation adjustment		1		—
Other, net		(3)		(1)
Balance, end of period		126		128
Total Equity		$12,530		$12,376

(a)	Includes total tax benefits of $56 million in 2016.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of June 17, 2017, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 17, 2017 and June 11, 2016, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 17, 2017 and June 11, 2016 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 17, 2017 are not necessarily indicative of the results expected for any future period or the full year.
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
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
Net Revenue	6/17/2017	6/11/2016	6/17/2017	6/11/2016
FLNA	$3,678	$3,564	$7,177	$6,982
QFNA	553	561	1,151	1,178
NAB	5,242	5,145	9,702	9,506
Latin America	1,823	1,717	2,900	2,759
ESSA	2,812	2,660	4,257	4,019
AMENA	1,602	1,748	2,572	2,813
Total division	$15,710	$15,395	$27,759	$27,257

	12 Weeks Ended		24 Weeks Ended
Operating Profit	6/17/2017	6/11/2016	6/17/2017	6/11/2016
FLNA	$1,153	$1,083	$2,213	$2,101
QFNA	146	146	310	312
NAB	894	881	1,399	1,366
Latin America	228	242	360	417
ESSA (a)	501	337	603	404
AMENA (b)	307	383	478	235
Total division	3,229	3,072	5,363	4,835
Corporate Unallocated	(239)	(108)	(440)	(252)
	$2,990	$2,964	$4,923	$4,583

(a)	Operating profit for ESSA for the 12 and 24 weeks ended June 17, 2017 includes a gain of $95 million associated with the sale of our minority stake in Britvic.

(b)
Operating profit for AMENA for the 24 weeks ended June 11, 2016 includes an impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value.

Total assets of each division are as follows:

	Total Assets
	6/17/2017	12/31/2016
FLNA	$5,839	$5,731
QFNA	829	811
NAB	29,274	28,172
Latin America	4,839	4,568
ESSA	13,365	12,302
AMENA	5,472	5,261
Total division	59,618	56,845
Corporate (a)	17,325	16,645
	$76,943	$73,490

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and tax assets.

Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. We adopted the provisions of this guidance during our first quarter of 2017, resulting in the following impacts to our financial statements:

•
Income tax effects of vested or settled awards were recognized in the provision for income taxes on our income statement on a prospective basis. Previously, these tax effects were recorded on our equity statement in capital in excess of par value. For the 12 and 24 weeks ended June 17, 2017, our excess tax benefits were $11 million and $71 million, respectively, resulting in a $0.01 and $0.05 increase to diluted net income attributable to PepsiCo per common share. For the 12 and 24 weeks ended June 11, 2016, our excess tax benefits recognized were $3 million and $56 million, respectively. If we had applied this standard in 2016, there would have been no impact to diluted net income attributable to PepsiCo per common share for the 12 weeks ended June 11, 2016 and a $0.04 increase to diluted net income attributable to PepsiCo per common share for the 24 weeks ended June 11, 2016. The ongoing impact on our financial statements is dependent on the timing of when awards vest or are exercised, our tax rate and the intrinsic value when awards vest or are exercised.

•
Excess tax benefits are retrospectively presented within operating activities and withholding tax payments upon vesting of restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) are retrospectively presented within financing activities in the cash flow statement. The adoption resulted in an increase of $222 million and $186 million in our operating cash flow with a corresponding decrease in our financing cash flow for the 24 weeks ended June 17, 2017 and June 11, 2016, respectively.

The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. Our accounting treatment for outstanding awards was not impacted by our adoption of this provision. In addition, the guidance allows for a policy election to account for forfeitures as they occur. We will continue to apply our policy of estimating forfeitures.
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
Not Yet Adopted
In 2017, the FASB issued guidance that requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. The guidance is effective beginning in 2018, and we will adopt it in the first quarter of 2018. We are currently evaluating the impact of this guidance on our financial statements. See Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 7 in this Form 10-Q for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
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
In 2016, the FASB issued guidance that requires lessees to recognize most leases on the balance sheet, but record expenses on the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the impact on our current lease portfolio from both a lessor and lessee perspective; this adoption will primarily result in an increase in the assets and liabilities on our balance sheet. We are currently evaluating the timing of adoption of this guidance. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for our minimum lease payments under non-cancelable operating leases.
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. The guidance is effective beginning in 2018. Since early adoption is not permitted, we will adopt the guidance in the first quarter of 2018. We are currently evaluating the impact of this guidance on our financial statements, including the impact on certain of our investments in noncontrolled affiliates. In the second quarter of 2017, we sold our minority stake in Britvic, representing all of our available-for-sale equity securities, which reduced the risk and volatility of these investments in our income statement in the future. See Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 10 in this Form 10-Q for further information on our available-for-sale securities.
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

We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosures under the new guidance. Based on the foregoing, we do not currently expect this guidance to have a material impact on our financial statements. We are continuing with our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the cumulative effect approach.
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
In the 12 weeks ended June 17, 2017 and June 11, 2016, we incurred restructuring charges of $34 million ($31 million after-tax or $0.02 per share) and $49 million ($31 million after-tax or $0.02 per share), respectively, in conjunction with our 2014 Productivity Plan. In the 24 weeks ended June 17, 2017 and June 11, 2016, we incurred restructuring charges of $61 million ($58 million after-tax or $0.04 per share) and $79 million ($56 million after-tax or $0.04 per share), respectively. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at June 17, 2017 is expected to be paid by the end of 2017.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	6/17/2017				6/11/2016
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$3	$—	$—	$3	$1	$—	$2	$3
QFNA	—	—	—	—	—	—	1	1
NAB	—	—	—	—	3	1	2	6
Latin America	21	2	2	25	27	—	1	28
ESSA (a)	6	—	(3)	3	2	2	4	8
AMENA	—	—	2	2	—	2	—	2
Corporate	1	—	—	1	1	—	—	1
	$31	$2	$1	$34	$34	$5	$10	$49

(a)	Income amount primarily reflects a gain on the sale of property, plant and equipment.

	24 Weeks Ended
	6/17/2017				6/11/2016
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$4	$—	$—	$4	$(3)	$—	$2	$(1)
QFNA	—	—	—	—	—	—	1	1
NAB	—	—	2	2	10	1	2	13
Latin America	33	13	3	49	27	—	1	28
ESSA (b)	10	—	(3)	7	3	11	13	27
AMENA (b)	—	—	(4)	(4)	3	4	—	7
Corporate	2	—	1	3	2	—	2	4
	$49	$13	$(1)	$61	$42	$16	$21	$79

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

(b)	Income amount primarily reflects a gain on the sale of property, plant and equipment.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $800 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$68	$9	$23	$100
QFNA	15	—	6	21
NAB	97	68	84	249
Latin America	85	26	27	138
ESSA	91	37	53	181
AMENA	21	6	16	43
Corporate	19	—	49	68
	$396	$146	$258	$800
A summary of our 2014 Productivity Plan activity for the 24 weeks ended June 17, 2017 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 31, 2016	$88	$—	$8	$96
2017 restructuring charges	49	13	(1)	61
Cash payments	(19)	—	(6)	(25)
Non-cash charges and translation	(5)	(13)	10	(8)
Liability as of June 17, 2017	$113	$—	$11	$124
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

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/17/2017			12/31/2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$832	$(117)	$715	$827	$(108)	$719
Reacquired franchise rights	106	(103)	3	106	(102)	4
Brands	1,291	(998)	293	1,277	(977)	300
Other identifiable intangibles	552	(307)	245	522	(308)	214
	$2,781	$(1,525)	$1,256	$2,732	$(1,495)	$1,237

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/2016	Translation and Other	Balance 6/17/2017

FLNA
Goodwill	$270	$3	$273
Brands	23	—	23
	293	3	296

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,843	(11)	9,832
Reacquired franchise rights	7,064	15	7,079
Acquired franchise rights	1,512	3	1,515
Brands	314	24	338
	18,733	31	18,764

Latin America
Goodwill	553	6	559
Brands	150	2	152
	703	8	711

ESSA
Goodwill	3,177	215	3,392
Reacquired franchise rights	488	42	530
Acquired franchise rights	184	11	195
Brands	2,358	175	2,533
	6,207	443	6,650

AMENA
Goodwill	412	12	424
Brands	103	4	107
	515	16	531

Total goodwill	14,430	225	14,655
Total reacquired franchise rights	7,552	57	7,609
Total acquired franchise rights	1,696	14	1,710
Total brands	2,948	205	3,153
	$26,626	$501	$27,127

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/17/2017	12/31/2016
Balance, beginning of year	$1,885	$1,547
Additions for tax positions related to the current year	144	349
Additions for tax positions from prior years	6	139
Reductions for tax positions from prior years	(8)	(70)
Settlement payments	(4)	(26)
Statutes of limitations expiration	(8)	(27)
Translation and other	30	(27)
Balance, end of period	$2,045	$1,885
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/17/2017	6/11/2016	6/17/2017	6/11/2016
Share-based compensation expense - equity awards	$71	$54	$143	$123
Share-based compensation expense - liability awards	3	1	7	3
Restructuring and impairment charges	1	1	2	2
Total	$75	$56	$152	$128
For the 12 weeks ended June 17, 2017 and June 11, 2016, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/17/2017		6/11/2016
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.3	$109.75	1.5	$98.75
RSUs and PSUs	2.8	$109.76	2.9	$98.83

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $17 million during the 24 weeks ended June 17, 2017 and June 11, 2016, respectively.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/17/2017	6/11/2016
Expected life	5 years	6 years
Risk-free interest rate	2.0%	1.5%
Expected volatility	11%	12%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
Effective January 1, 2017, the U.S. qualified defined benefit pension plans were reorganized into the PepsiCo Employees Retirement Plan A, or active plan, and the PepsiCo Employees Retirement Plan I, or inactive plan. Actuarial gains and losses associated with the active plan are amortized over the average remaining service life of the active participants (approximately 11 years beginning in 2017), while the actuarial gains and losses associated with the inactive plan are amortized over the remaining life expectancy of the inactive participants (approximately 27 years beginning in 2017). The pre-tax reduction in net periodic benefit cost associated with this change was $9 million ($6 million after-tax with a nominal amount per share) in the 12 weeks ended June 17, 2017, and $19 million ($12 million after-tax or $0.01 per share) in the 24 weeks ended June 17, 2017 and will approximate $40 million in 2017, primarily impacting corporate unallocated.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/17/2017	6/11/2016	6/17/2017	6/11/2016	6/17/2017	6/11/2016
	U.S.		International
Service cost	$92	$90	$21	$21	$7	$7
Interest cost	108	112	21	24	8	10
Expected return on plan assets	(196)	(192)	(40)	(42)	(5)	(6)
Amortization of prior service cost/(credits)	1	—	—	—	(6)	(8)
Amortization of net losses/(gains)	28	39	12	10	(3)	(1)
	33	49	14	13	1	2
Settlement/curtailment loss	—	—	—	6	—	—
Special termination benefits	1	1	—	—	—	—
Total expense	$34	$50	$14	$19	$1	$2

	24 Weeks Ended
	Pension				Retiree Medical
	6/17/2017	6/11/2016	6/17/2017	6/11/2016	6/17/2017	6/11/2016
	U.S.		International
Service cost	$185	$181	$37	$36	$13	$14
Interest cost	216	223	36	42	17	19
Expected return on plan assets	(392)	(384)	(70)	(73)	(10)	(11)
Amortization of prior service cost/(credits)	1	—	—	—	(12)	(17)
Amortization of net losses/(gains)	56	77	21	18	(6)	(1)
	66	97	24	23	2	4
Settlement/curtailment loss	—	—	—	6	—	—
Special termination benefits	2	1	—	—	—	—
Total expense	$68	$98	$24	$29	$2	$4
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. We made discretionary contributions to our international pension plans of $6 million in the second quarter of 2017 and $7 million in the first quarter of 2016. There were no discretionary contributions made in the first quarter of 2017 or the second quarter of 2016.
Note 8 - Debt Obligations
In the second quarter of 2017, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
Floating rate	May 2019		$350
Floating rate	May 2022		$400
1.550%	May 2019		$750
2.250%	May 2022		$750
4.000%	May 2047		$750
2.150%	May 2024	C$	750	(b)

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes, issued in Canadian dollars, were designated as a net investment hedge to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 24 weeks ended June 17, 2017, $1 billion of senior notes matured and were paid.
In the second quarter of 2017, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 5, 2022. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2017, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 4, 2018. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement and our $3.7225 billion 364-day credit agreement both dated as of June 6, 2016. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 17, 2017, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of June 17, 2017, we had $1.8 billion of commercial paper outstanding.
Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2017	6/11/2016	6/17/2017	6/11/2016	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$1	$—	$1	Net revenue
Foreign exchange contracts	(6)	(13)	(11)	(34)	Cost of sales
Interest rate derivatives	(48)	1	(78)	(2)	Interest expense
Commodity contracts	2	2	4	3	Cost of sales
Commodity contracts	(1)	1	(1)	3	Selling, general and administrative expenses
Net gains before tax	(53)	(8)	(86)	(29)
Tax amounts	19	2	30	7
Net gains after tax	$(34)	$(6)	$(56)	$(22)

Pension and retiree medical items:
Amortization of prior service credits (a)	$(5)	$(8)	$(11)	$(17)
Amortization of net losses (a)	37	48	71	94
Settlement/curtailment (a)	—	6	—	6
Net losses before tax	32	46	60	83
Tax amounts	(9)	(14)	(18)	(26)
Net losses after tax	$23	$32	$42	$57

Available-for-sale securities:
Sale of Britvic securities	$(99)	$—	$(99)	$—	Selling, general and administrative expenses
Tax amount	10	—	10	—
Net gain after tax	$(89)	$—	$(89)	$—

Total net (gains)/losses reclassified, net of tax	$(100)	$26	$(103)	$35

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 24 weeks ended June 17, 2017 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The notional amounts of our financial instruments used to hedge the above risks as of June 17, 2017 and December 31, 2016 are as follows:

	Notional Amounts(a)
	6/17/2017	12/31/2016
Foreign exchange	$1.6	$1.6
Interest rate	$14.2	$11.2
Commodity	$0.9	$0.8
Net investment	$1.4	$0.8

(a)	In billions.
Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of June 17, 2017, approximately 44% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 38% as of December 31, 2016.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 17, 2017 and December 31, 2016 are categorized as follows:

	6/17/2017		12/31/2016
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	$—	$—	$82	$—
Debt securities (c)	12,959	—	11,369	—
	$12,959	$—	$11,451	$—
Short-term investments (d)	$211	$—	$193	$—
Prepaid forward contracts (e)	$26	$—	$25	$—
Deferred compensation (f)	$—	$488	$—	$472
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$65	$51	$66	$71
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$16	$24	$51	$8
Interest rate (h)	—	354	—	408
Commodity (i)	1	1	2	1
	$17	$379	$53	$417
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$12	$2	$2	$15
Commodity (i)	35	38	61	26
	$47	$40	$63	$41
Total derivatives at fair value (j)	$129	$470	$182	$529
Total	$13,325	$958	$11,851	$1,001

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

(b)
Based on the price of common stock. Categorized as a Level 1 asset. These equity securities were classified as investments in noncontrolled affiliates. In the 24 weeks ended June 17, 2017, we recognized a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. As of December 31, 2016, the pre-tax unrealized gain on these available-for-sale equity securities was $72 million.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 17, 2017, $6.3 billion and $6.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 2016, $4.6 billion and $6.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of June 17, 2017 and December 31, 2016 were not material. All of our available-for-sale debt securities have maturities of one year or less.

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

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 17, 2017 and December 31, 2016 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of June 17, 2017 and December 31, 2016 was $41 billion and $38 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/17/2017	6/11/2016	6/17/2017	6/11/2016	6/17/2017	6/11/2016
Foreign exchange	$(7)	$5	$16	$24	$(6)	$(12)
Interest rate	(41)	(10)	(35)	13	(48)	1
Commodity	17	(59)	(1)	(5)	1	3
Net investment	—	—	48	—	—	—
Total	$(31)	$(64)	$28	$32	$(53)	$(8)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/17/2017	6/11/2016	6/17/2017	6/11/2016	6/17/2017	6/11/2016
Foreign exchange	$(12)	$38	$36	$40	$(11)	$(33)
Interest rate	(19)	(79)	(54)	(3)	(78)	(2)
Commodity	20	(55)	1	(5)	3	6
Net investment	—	—	66	—	—	—
Total	$(11)	$(96)	$49	$32	$(86)	$(29)

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

Based on current market conditions, we expect to reclassify net losses of $24 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the first quarter of 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses on our income statement and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-

recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of June 17, 2017. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/17/2017		6/11/2016
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,105		$2,005
Preferred shares:
Redemption premium	—		(1)
Net income available for PepsiCo common shareholders	$2,105	1,428	$2,004	1,443
Basic net income attributable to PepsiCo per common share	$1.47		$1.39
Net income available for PepsiCo common shareholders	$2,105	1,428	$2,004	1,443
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	12	—	12
Employee stock ownership plan (ESOP) convertible preferred stock	—	1	1	1
Diluted	$2,105	1,441	$2,005	1,456
Diluted net income attributable to PepsiCo per common share	$1.46		$1.38

	24 Weeks Ended
	6/17/2017		6/11/2016
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$3,423		$2,936
Preferred shares:
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$3,421	1,428	$2,934	1,445
Basic net income attributable to PepsiCo per common share	$2.40		$2.03
Net income available for PepsiCo common shareholders	$3,421	1,428	$2,934	1,445
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	12	—	12
ESOP convertible preferred stock	2	1	2	1
Diluted	$3,423	1,441	$2,936	1,458
Diluted net income attributable to PepsiCo per common share	$2.38		$2.01

(a)	Weighted-average common shares outstanding (in millions).

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2017	6/11/2016	6/17/2017	6/11/2016
Out-of-the-money options (a)	—	—	0.7	1.4
Average exercise price per option	$—	$—	$109.69	$98.99

(a)	In millions.

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
In the 24 weeks ended June 17, 2017, our operations outside of North America reflect the months of January through May. In the 24 weeks ended June 17, 2017, our operations outside of the United States generated 39% of our net revenue, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 18% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 17, 2017, unfavorable foreign exchange reduced net revenue growth by 1.5 percentage points and 1 percentage point, respectively, due to declines in the Egyptian pound, Mexican peso, Pound sterling and the Turkish lira, partially offset by appreciation in the Russian ruble and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
We continue to monitor the economic, operating and political environment in Russia closely. In the 24 weeks ended June 17, 2017 and June 11, 2016, total net revenue generated by our operations in Russia represented 5% and 4%, respectively, of our net revenue. As of June 17, 2017, we have $4.7 billion of long-lived assets in Russia.
Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the second quarter of 2017.
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
See Note 10 to our condensed consolidated financial statements for the fair values of our financial instruments as of June 17, 2017 and December 31, 2016 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 and 24 weeks ended June 17, 2017, total servings was even with the prior year. For each of the 12 and 24 weeks ended June 11, 2016, total servings increased 2%.
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
Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/17/2017	6/11/2016	Change	6/17/2017	6/11/2016	Change
Total net revenue	$15,710	$15,395	2%	$27,759	$27,257	2%
Operating profit
FLNA	$1,153	$1,083	6%	$2,213	$2,101	5%
QFNA	146	146	—%	310	312	(1)%
NAB	894	881	2%	1,399	1,366	2%
Latin America	228	242	(6)%	360	417	(14)%
ESSA	501	337	49%	603	404	49%
AMENA	307	383	(19)%	478	235	104%
Corporate Unallocated	(239)	(108)	120%	(440)	(252)	74%
Total operating profit	$2,990	$2,964	1%	$4,923	$4,583	7%

Total operating profit margin	19.0%	19.2%	(0.2)	17.7%	16.8%	0.9
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Total operating profit increased 1% and operating profit margin decreased 0.2 percentage points. Operating profit growth was driven by effective net pricing, planned cost reductions across a number of expense categories, net volume growth, as well as a gain associated with the sale of our minority stake in Britvic which contributed 3 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, higher commodity costs and unfavorable foreign exchange. Commodity inflation reduced operating profit growth by 6 percentage points, attributable to inflation in the AMENA, Latin America, ESSA and FLNA segments. Items affecting comparability (see “Items Affecting Comparability”) reduced operating profit growth by 4 percentage points and decreased operating profit margin by 0.7 percentage points. Corporate unallocated expenses increased 120%, primarily due to mark-to-market net impact associated with commodity derivatives which is also included in the items affecting comparability mentioned above.
24 Weeks
Total operating profit increased 7% and operating profit margin increased 0.9 percentage points. Operating profit growth was driven by effective net pricing and planned cost reductions across a number of expense categories, as well as a gain associated with the sale of our minority stake in Britvic, which contributed 2 percentage points to operating profit growth. In addition, items affecting comparability (see “Items Affecting Comparability”) contributed 5 percentage points to operating profit growth and increased operating profit margin by 0.8 percentage points, primarily reflecting a prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. These impacts were partially offset by certain operating cost increases, higher commodity costs and unfavorable foreign exchange. Commodity inflation reduced operating profit growth by 6 percentage points, primarily attributable to inflation in the AMENA, Latin America, ESSA and FLNA segments, partially offset by deflation in the NAB and QFNA segments. Corporate unallocated expenses increased 74%, primarily due to mark-to-market net impact associated with commodity derivatives which is also included in the items affecting comparability mentioned above.
Other Consolidated Results

	12 Weeks Ended						24 Weeks Ended
	6/17/2017		6/11/2016		Change		6/17/2017	6/11/2016		Change
Interest expense, net	$(216)		$(233)		$(17)		$(428)	$(465)		$(37)
Tax rate	23.7%		26.3%				23.3%	28.2%
Net income attributable to PepsiCo	$2,105		$2,005		5%		$3,423	$2,936		17%
Net income attributable to PepsiCo per common share – diluted	$1.46		$1.38		6%		$2.38	$2.01		18%
Mark-to-market net losses/(gains)	0.01		(0.04)				0.02	(0.06)
Restructuring and impairment charges	0.02		0.02				0.04	0.04
Charge related to the transaction with Tingyi	—		—				—	0.26
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$1.50	(b)	$1.35	(b)	10%		$2.44	$2.24	(b)	9%
Impact of foreign exchange translation					2					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)					13%	(b)				10%	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net interest expense decreased $17 million reflecting higher interest income due to higher interest rates and average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation costs. These impacts were partially offset by higher interest expense due to higher average debt balances.

The reported tax rate decreased 2.6 percentage points reflecting the favorable resolution of certain international tax matters, as well as income mix shift.
Net income attributable to PepsiCo increased 5% and net income attributable to PepsiCo per common share increased 6%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 4 percentage points.
24 Weeks
Net interest expense decreased $37 million reflecting higher interest income due to higher average cash balances and interest rates, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation costs. These impacts were partially offset by higher interest expense due to higher average debt balances.
The reported tax rate decreased 4.9 percentage points reflecting the impact of the prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year (see Note 2 to our condensed consolidated financial statements for further information).
Net income attributable to PepsiCo increased 17% and net income attributable to PepsiCo per common share increased 18%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 9 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share, primarily reflecting the prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
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

The following non-GAAP financial measures are contained in this Form 10-Q:

•	cost of sales, gross profit, selling, general and administrative expenses, noncontrolling interests and provision for income taxes, each adjusted for items affecting comparability;

•
operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue; and

•	free cash flow.
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Noncontrolling Interests and Provision for Income Taxes, Adjusted for Items Affecting Comparability, Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
Cost of sales, gross profit, selling, general and administrative expenses, noncontrolling interests and provision for income taxes, adjusted for items affecting comparability, operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains and losses on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan and a charge related to the transaction with Tingyi (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share - diluted, adjusted for items affecting comparability, on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/17/2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,056	$8,654	$5,648	$2,990	$656	$2,105
Items Affecting Comparability
Mark-to-market net impact	(13)	13	(13)	26	7	19
Restructuring and impairment charges	—	—	(34)	34	3	31
Core, Non-GAAP Measure	$7,043	$8,667	$5,601	$3,050	$666	$2,155

	12 Weeks Ended 6/11/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$6,830	$8,565	$5,584	$2,964	$718	$8	$2,005
Items Affecting Comparability
Mark-to-market net impact	63	(63)	37	(100)	(35)	—	(65)
Restructuring and impairment charges	—	—	(49)	49	15	3	31
Core, Non-GAAP Measure	$6,893	$8,502	$5,572	$2,913	$698	$11	$1,971

	24 Weeks Ended 6/17/2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$12,342	$15,417	$10,465	$4,923	$1,048	$3,423
Items Affecting Comparability
Mark-to-market net impact	6	(6)	(46)	40	12	28
Restructuring and impairment charges	—	—	(61)	61	3	58
Core, Non-GAAP Measure	$12,348	$15,411	$10,358	$5,024	$1,063	$3,509

	24 Weeks Ended 6/11/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$11,981	$15,276	$10,662	$4,583	$1,160	$22	$2,936
Items Affecting Comparability
Mark-to-market net impact	81	(81)	65	(146)	(52)	—	(94)
Restructuring and impairment charges	—	—	(79)	79	20	3	56
Charge related to the transaction with Tingyi	—	—	(373)	373	—	—	373
Core, Non-GAAP Measure	$12,062	$15,195	$10,275	$4,889	$1,128	$25	$3,271

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

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
Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
First quarter 2017	27		7
Second quarter 2017	34		18
	800		460
Remainder of 2017 (expected)	67		121
2018 (expected)	123		124
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $490 million of severance and other employee-related costs, approximately $160 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $340 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 12%, QFNA 2%, NAB 30%, Latin America 20%, ESSA 25%, AMENA 4% and Corporate 7%.

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
Charge Related to the Transaction with Tingyi
During the first quarter of 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. See Note 10 to our condensed consolidated financial statements for further information.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/17/2017	$3,678	$553	$5,242	$1,823	$2,812	$1,602	$15,710
6/11/2016	$3,564	$561	$5,145	$1,717	$2,660	$1,748	$15,395
% Impact of:
Volume (a)	1%	—%	—%	(1)%	2.5%	(3)%	—%
Effective net pricing (b)	3	(1)	1	8	3	5	3
Foreign exchange translation	—	(0.5)	—	(1)	—	(10)	(1.5)
Acquisitions and divestitures	—	—	1	(1)	—	—	—
Reported Growth (c)	3%	(1)%	2%	6%	6%	(8)%	2%

24 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/17/2017	$7,177	$1,151	$9,702	$2,900	$4,257	$2,572	$27,759
6/11/2016	$6,982	$1,178	$9,506	$2,759	$4,019	$2,813	$27,257
% Impact of:
Volume (a)	—%	(1)%	—%	—%	2%	(1)%	—%
Effective net pricing (b)	3	(1)	1	7	3.5	3	3
Foreign exchange translation	—	—	—	(1)	1	(11)	(1)
Acquisitions and divestitures	—	—	1	(1)	—	—	—
Reported Growth (c)	3%	(2)%	2%	5%	6%	(9)%	2%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 6/17/2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(1)%	2%	6%	6%	(8)%	2%
% Impact of:
Foreign exchange translation	—	0.5	—	1	—	10	1.5
Acquisitions and divestitures	—	—	(1)	1	—	—	—
Organic Growth (a)	3.5%	(1)%	1%	8%	6%	2%	3%

24 Weeks Ended 6/17/2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(2)%	2%	5%	6%	(9)%	2%
% Impact of:
Foreign exchange translation	—	—	—	1	(1)	11	1
Acquisitions and divestitures	—	—	(1)	1	—	—	—
Organic Growth (a)	3%	(2)%	1%	7%	5%	2%	3%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended				24 Weeks Ended
	6/17/2017	6/11/2016	% Change		6/17/2017	6/11/2016	% Change
Net revenue	$3,678	$3,564	3		$7,177	$6,982	3
Impact of foreign exchange translation			—				—
Organic revenue growth (a)			3.5	(b)			3

Operating profit	$1,153	$1,083	6		$2,213	$2,101	5
Restructuring and impairment charges	3	3			4	(1)
Operating profit excluding above item (a)	$1,156	$1,086	6		$2,217	$2,100	6
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			7	(b)			6

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue grew 3% and volume increased slightly. The net revenue growth was driven by effective net pricing and volume growth. The volume growth reflects high-single-digit growth in variety packs, double-digit growth in trademark Ruffles and low-single-digit growth in trademark Cheetos. These volume gains were largely offset by a double-digit decline in our Sabra joint venture products and a low-single-digit decline in trademark Lay’s.
Operating profit grew 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher commodity costs, primarily cooking oil, which reduced operating profit growth by 1 percentage point.
24 Weeks
Net revenue grew 3% and volume declined 0.5%. The net revenue growth was driven by effective net pricing. The volume decline reflects a mid-single-digit decline in trademark Lay’s, a double-digit decline in our Sabra joint venture products, and a low-single-digit decline in trademark Doritos, partially offset by high-single-digit growth in variety packs and double-digit growth in trademark Ruffles.
Operating profit grew 5%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher commodity costs, primarily cooking oil, which reduced operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended				24 Weeks Ended
	6/17/2017	6/11/2016	% Change		6/17/2017	6/11/2016	% Change
Net revenue	$553	$561	(1)		$1,151	$1,178	(2)
Impact of foreign exchange translation			0.5				—
Organic revenue growth (a)			(1)	(b)			(2)

Operating profit	$146	$146	—		$310	$312	(1)
Restructuring and impairment charges	—	1			—	1
Operating profit excluding above item (a)	$146	$147	(1)		$310	$313	(1)
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			—	(b)			(1)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue declined 1% and volume was even with the prior year. The net revenue decline reflects unfavorable mix, as well as unfavorable foreign exchange, which negatively impacted net revenue performance by 0.5 percentage points, partially offset by favorable net pricing. The volume performance reflects high-single-digit declines in bars and trademark Roni, offset by mid-single-digit growth in oatmeal.
Operating profit decreased slightly, reflecting certain operating cost increases and the net revenue performance. In addition, the impact of ceasing the operations of our Müller Quaker Dairy (MQD) joint venture in the prior year negatively impacted operating profit performance by 2 percentage points. These impacts were largely offset by planned cost reductions across a number of expense categories, as well as favorable settlements of promotional spending accruals compared to the prior year, which positively impacted operating profit performance by 5 percentage points.
24 Weeks
Net revenue declined 2% and volume declined 1%. The net revenue decline primarily reflects unfavorable mix and the volume decline. The volume performance was driven by a mid-single-digit decline in bars and a high-single-digit decline in trademark Roni, partially offset by low-single-digit growth in oatmeal.
Operating profit decreased 1%, reflecting the net revenue performance and certain operating cost increases. In addition, the impact of ceasing the operations of our MQD joint venture in the prior year negatively impacted operating profit performance by 1 percentage point. These impacts were partially offset by planned cost reductions across a number of expense categories. Favorable settlements of promotional spending accruals compared to the prior year and lower commodity costs each positively impacted operating profit performance by 2 percentage points.

North America Beverages

	12 Weeks Ended			24 Weeks Ended
	6/17/2017	6/11/2016	% Change	6/17/2017	6/11/2016	% Change
Net revenue	$5,242	$5,145	2	$9,702	$9,506	2
Impact of foreign exchange translation			—			—
Impact of acquisitions and divestitures			(1)			(1)
Organic revenue growth (a)			1			1

Operating profit	$894	$881	2	$1,399	$1,366	2
Restructuring and impairment charges	—	6		2	13
Operating profit excluding above item (a)	$894	$887	1	$1,401	$1,379	2
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			1			2

(a)	See “Non-GAAP Measures.”
12 Weeks
Net revenue increased 2%, reflecting effective net pricing and a slight increase in volume. Acquisitions contributed 1 percentage point to the net revenue growth.
Volume increased nearly 1%, reflecting a slight contribution from acquisitions. Non-carbonated beverage volume increased by 4%, partially offset by a 2.5% decline in carbonated soft drink (CSD) volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio, a low-single-digit increase in Gatorade sports drinks and a high-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 2%, primarily reflecting planned cost reductions across a number of expense categories, the net revenue growth and higher operating results from our joint ventures. Additionally, certain insurance adjustments, a favorable legal settlement, and favorable settlements of promotional spending accruals compared to the prior year each contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases. Prior-year restructuring and impairment charges in the above table (see “Items Affecting Comparability”) increased operating profit growth by 1 percentage point.
24 Weeks
Net revenue increased 2%, reflecting effective net pricing. Acquisitions contributed 1 percentage point to the net revenue growth.
Volume was up slightly, reflecting a nominal contribution from acquisitions. Non-carbonated beverage volume increased by 4%, offset by a 3% decline in CSD volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio and a mid-single-digit increase in Gatorade sports drinks.
Operating profit increased 2%, primarily reflecting planned cost reductions across a number of expense categories, the net revenue growth, lower commodity costs which contributed 1 percentage point to operating profit growth and higher operating results from our joint ventures. Additionally, favorable settlements of promotional spending accruals compared to the prior year and certain insurance adjustments each contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases.

Latin America

	12 Weeks Ended				24 Weeks Ended
	6/17/2017	6/11/2016	% Change		6/17/2017	6/11/2016	% Change
Net revenue	$1,823	$1,717	6		$2,900	$2,759	5
Impact of foreign exchange translation			1				1
Impact of acquisitions and divestitures			1				1
Organic revenue growth (a)			8				7

Operating profit	$228	$242	(6)		$360	$417	(14)
Restructuring and impairment charges	25	28			49	28
Operating profit excluding above item (a)	$253	$270	(6)		$409	$445	(8)
Impact of foreign exchange translation			5				7
Operating profit growth excluding above item, on a constant currency basis (a)			(1.5)	(b)			(1)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue increased 6%, reflecting effective net pricing, partially offset by the impact of refranchising a portion of our beverage business in Colombia, which reduced net revenue growth by 1 percentage point, as well as a net volume decline.
Snacks volume grew 1%, reflecting low-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage volume declined 4%, reflecting a double-digit decline in Brazil, partially offset by low-single-digit growth in Mexico and Argentina and high-single-digit growth in Guatemala. Additionally, Honduras experienced a low-single-digit decline.
Operating profit decreased 6%, reflecting certain operating cost increases, higher advertising and marketing expenses and the net volume decline, as well as higher commodity costs, which negatively impacted operating profit performance by 19 percentage points. In addition, unfavorable foreign exchange negatively impacted operating profit performance by 5 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories.
24 Weeks
Net revenue increased 5%, reflecting effective net pricing, partially offset by the impact of refranchising a portion of our beverage business in Colombia, which reduced net revenue growth by 1 percentage point.
Snacks volume grew 1%, reflecting low-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage volume declined 3.5%, reflecting a double-digit decline in Brazil, partially offset by low-single-digit growth in Mexico and high-single-digit growth in Guatemala. Additionally, Argentina experienced a low-single-digit decline.
Operating profit decreased 14%, reflecting certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which negatively impacted operating profit performance by 19 percentage points. In addition, unfavorable foreign exchange and restructuring and impairment charges in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 7 percentage points and 6 percentage points, respectively. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories.
Europe Sub-Saharan Africa

	12 Weeks Ended			24 Weeks Ended
	6/17/2017	6/11/2016	% Change	6/17/2017	6/11/2016	% Change
Net revenue	$2,812	$2,660	6	$4,257	$4,019	6
Impact of foreign exchange translation			—			(1)
Organic revenue growth (a)			6			5

Operating profit	$501	$337	49	$603	$404	49
Restructuring and impairment charges	3	8		7	27
Operating profit excluding above item (a)	$504	$345	46	$610	$431	42
Impact of foreign exchange translation			5			5
Operating profit growth excluding above item, on a constant currency basis (a)			51			46	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue increased 6%, reflecting effective net pricing and volume growth.
Snacks volume grew 5%, reflecting high-single-digit growth in France and mid-single-digit growth in the Netherlands, Russia and South Africa, partially offset by low-single-digit declines in Turkey and Spain. Additionally, the United Kingdom experienced low-single-digit growth.
Beverage volume grew 1%, reflecting mid-single-digit growth in Poland and low-single-digit growth in Turkey, Nigeria and France, partially offset by a high-single-digit decline in Russia and low-single-digit-declines in the United Kingdom and Germany.
Operating profit increased 49%, reflecting the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Additionally, a gain associated with the sale of our minority stake in Britvic and the impact of restructuring and impairment charges in the above table (see “Items Affecting Comparability”) contributed 28 percentage points and 3 percentage points to operating profit growth, respectively. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 6 percentage points.
24 Weeks
Net revenue increased 6%, reflecting effective net pricing and volume growth.
Snacks volume grew 4%, reflecting double-digit growth in South Africa and mid-single-digit growth in the Netherlands, partially offset by low-single-digit declines in Turkey and Spain. Additionally, the United Kingdom and Russia experienced low-single-digit growth.
Beverage volume grew slightly, reflecting mid-single-digit growth in Nigeria and Poland and low-single-digit growth in Turkey and France, partially offset by high-single-digit declines in Russia and Germany and a low-single-digit decline in the United Kingdom.

Operating profit increased 49%, reflecting the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Additionally, a gain associated with the sale of our minority stake in Britvic and the impact of restructuring and impairment charges in the above table (see “Items Affecting Comparability”) contributed 22 percentage points and 8 percentage points to operating profit growth, respectively. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 10 percentage points.
Asia, Middle East and North Africa

	12 Weeks Ended			24 Weeks Ended
	6/17/2017	6/11/2016	% Change	6/17/2017	6/11/2016	% Change
Net revenue	$1,602	$1,748	(8)	$2,572	$2,813	(9)
Impact of foreign exchange translation			10			11
Organic revenue growth (a)			2			2

Operating profit	$307	$383	(19)	$478	$235	104
Restructuring and impairment charges	2	2		(4)	7
Charge related to the transaction with Tingyi	—	—		—	373
Operating profit excluding above items (a)	$309	$385	(20)	$474	$615	(23)
Impact of foreign exchange translation			5			4
Operating profit growth excluding above items, on a constant currency basis (a)			(15)			(19)

(a)	See “Non-GAAP Measures.”
12 Weeks
Net revenue decreased 8%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 10 percentage points, and a net volume decline. These impacts were partially offset by effective net pricing.
Snacks volume grew 7%, driven by double-digit growth in Pakistan and high-single-digit growth in China. Additionally, the Middle East, India and Australia each experienced mid-single-digit growth.
Beverage volume declined 4%, reflecting a double-digit decline in India, a high-single-digit decline in the Middle East and a mid-single-digit decline in the Philippines. These impacts were partially offset by double-digit growth in Pakistan and low-single-digit growth in China.
Operating profit decreased 19%, reflecting higher commodity costs, which negatively impacted operating profit performance by 24 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar. Additionally, certain operating cost increases and the net volume decline negatively impacted operating profit performance. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. Unfavorable foreign exchange translation negatively impacted operating profit performance by 5 percentage points.
24 Weeks
Net revenue decreased 9%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 11 percentage points, and a net volume decline. These impacts were partially offset by effective net pricing.

Snacks volume grew 7%, driven by double-digit growth in Pakistan and high-single-digit growth in China and Australia. Additionally, India experienced mid-single-digit growth and the Middle East experienced high-single-digit growth.
Beverage volume declined 2%, reflecting a double-digit decline in India and mid-single-digit declines in the Middle East and the Philippines, partially offset by mid-single-digit growth in China and double-digit growth in Pakistan.
Operating profit improvement primarily reflected a prior year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, included in items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, the effective net pricing and planned cost reductions across a number of expense categories contributed to operating profit growth. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 24 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar. Certain operating cost increases and the net volume decline also reduced operating profit growth. Unfavorable foreign exchange translation reduced operating profit growth by 4 percentage points.

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
As of June 17, 2017, we had cash, cash equivalents and short-term investments of $16.3 billion in our consolidated subsidiaries outside of the United States. As of June 17, 2017, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the United States and in various applicable foreign jurisdictions.
Operating Activities
During the 24 weeks ended June 17, 2017, net cash provided by operating activities was $2.2 billion, compared to $3.1 billion in the prior-year period. The operating cash flow performance in part reflects unfavorable working capital (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation). This decrease is mainly due to higher current year payments to vendors, earlier settlements with customers, timing of advertising and marketing spend, and the impact of higher trade accruals as of December 31, 2016, as compared to the prior year-end. These decreases were partially offset by higher collections of receivables in the current year. In addition, operating cash flow performance reflects timing of payments of estimated federal taxes compared to the prior year.
Investing Activities
During the 24 weeks ended June 17, 2017, net cash used for investing activities was $0.6 billion, primarily reflecting net capital spending of $0.8 billion, partially offset by net maturities and sales of debt securities greater than three months of $0.2 billion.
We expect 2017 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 24 weeks ended June 17, 2017, net cash used for financing activities was $0.6 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $3.1 billion, partially offset by net proceeds from long-term debt of $2.5 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 15, 2017, we announced a 7.0% increase in our annualized dividend to $3.22 per share from $3.01 per share, effective with the dividend paid in June 2017. We expect to return a total of approximately $6.5 billion to shareholders in 2017 through share repurchases of approximately $2.0 billion and dividends of approximately $4.5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	24 Weeks Ended
	6/17/2017	6/11/2016	% Change
Net cash provided by operating activities	$2,241	$3,107	(28)
Capital spending	(878)	(919)
Sales of property, plant and equipment	30	47
Free cash flow (a)	$1,393	$2,235	(38)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability:$25 million and $67 million of payments related to restructuring charges in the 24 weeks ended June 17, 2017 and June 11, 2016, respectively; net cash tax benefits related to restructuring charges of $5 million and $3 million in the 24 weeks ended June 17, 2017 and June 11, 2016, respectively; and $6 million and $7 million in discretionary pension contributions in the 24 weeks ended June 17, 2017 and June 11, 2016, respectively.

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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 17, 2017, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 17, 2017 and June 11, 2016, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 17, 2017 and June 11, 2016. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
July 11, 2017

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
There were no changes in our internal control over financial reporting during our second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our second fiscal quarter of 2017, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2017 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/25/2017				$6,875

3/26/2017 - 4/22/2017	1.7	$112.52	1.7	(190)
				6,685
4/23/2017 - 5/20/2017	1.0	$113.26	1.0	(113)
				6,572
5/21/2017 - 6/17/2017	1.6	$116.58	1.6	(187)
Total	4.3	$114.21	4.3	$6,385

(a)
All shares (other than 17 thousand shares which were repurchased pursuant to a privately negotiated block trade transaction) were repurchased in open market transactions pursuant to the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expires on June 30, 2018. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
The following table summarizes our convertible preferred share repurchases during the second quarter of 2017.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/26/2017 - 4/22/2017	—	$—	N/A	N/A

4/23/2017 - 5/20/2017	—	$—	N/A	N/A

5/21/2017 - 6/17/2017	1,200	$584.08	N/A	N/A
Total	1,200	$584.08	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 11, 2017	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 11, 2017	/s/ Tony West
Tony West
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS
ITEM 6

EXHIBIT
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

Exhibit 4.1
Form of Floating Rate Notes due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

Exhibit 4.2
Form of Floating Rate Notes due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

Exhibit 4.3
Form of 1.550% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

Exhibit 4.4
Form of 2.250% Senior Notes due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

Exhibit 4.5
Form of 4.000% Senior Notes due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

Exhibit 4.6
Form of 2.150% Senior Notes due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

Exhibit 10.1
Five-Year Credit Agreement, dated as of June 5, 2017, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2017.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 17, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.