Form 10-Q
period 2017-09-09
PEPSICO INC
filed 2017-10-04
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2017 (36 weeks)
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of September 27, 2017 was 1,422,143,357.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/9/2017	9/3/2016	9/9/2017	9/3/2016
Net Revenue	$16,240	$16,027	$43,999	$43,284
Cost of sales	7,366	7,284	19,708	19,265
Gross profit	8,874	8,743	24,291	24,019
Selling, general and administrative expenses	5,865	5,904	16,330	16,566
Amortization of intangible assets	16	18	45	49
Operating Profit	2,993	2,821	7,916	7,404
Interest expense	(269)	(247)	(786)	(748)
Interest income and other	52	30	141	66
Income before income taxes	2,776	2,604	7,271	6,722
Provision for income taxes	620	600	1,668	1,760
Net income	2,156	2,004	5,603	4,962
Less: Net income attributable to noncontrolling interests	12	12	36	34
Net Income Attributable to PepsiCo	$2,144	$1,992	$5,567	$4,928
Net Income Attributable to PepsiCo per Common Share
Basic	$1.50	$1.38	$3.90	$3.41
Diluted	$1.49	$1.37	$3.87	$3.39
Weighted-average common shares outstanding
Basic	1,425	1,438	1,427	1,443
Diluted	1,438	1,452	1,440	1,456
Cash dividends declared per common share	$0.805	$0.7525	$2.3625	$2.2075

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 9/9/2017			36 Weeks Ended 9/9/2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,156			$5,603
Other comprehensive income
Currency translation adjustment	$277	$43	320	$1,088	$68	1,156
Cash flow hedges:
Reclassification of net gains to net income	(97)	37	(60)	(183)	67	(116)
Net derivative gains	53	(25)	28	70	(37)	33
Pension and retiree medical:
Reclassification of net losses to net income	35	(10)	25	95	(28)	67
Remeasurement of net liabilities and translation	(20)	4	(16)	(61)	14	(47)
Available-for-sale securities:
Reclassification to net income associated with sale of Britvic plc (Britvic) securities	—	—	—	(99)	10	(89)
Unrealized gains on securities	2	—	2	29	(4)	25
Other	—	—	—	—	16	16
Total other comprehensive income	$250	$49	299	$939	$106	1,045
Comprehensive income			2,455			6,648
Comprehensive income attributable to noncontrolling interests			(12)			(37)
Comprehensive Income Attributable to PepsiCo			$2,443			$6,611

	12 Weeks Ended 9/3/2016					36 Weeks Ended 9/3/2016
	Pre-tax amounts		Tax amounts		After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income					$2,004			$4,962
Other comprehensive (loss)/income		—
Currency translation adjustment	$(116)		$3		(113)	$419	$8	427
Cash flow hedges:
Reclassification of net losses to net income	71		(28)		43	42	(21)	21
Net derivative losses	(14)		14	—	—	(46)	21	(25)
Pension and retiree medical:
Reclassification of net losses to net income	45		(15)		30	128	(41)	87
Remeasurement of net liabilities and translation	48		(16)		32	52	(60)	(8)
Unrealized losses on securities	(16)		8		(8)	(25)	13	(12)
Total other comprehensive (loss)/income	$18		$(34)		(16)	$570	$(80)	490
Comprehensive income					1,988			5,452
Comprehensive income attributable to noncontrolling interests					(12)			(34)
Comprehensive Income Attributable to PepsiCo					$1,976			$5,418

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/9/2017	9/3/2016
Operating Activities
Net income	$5,603	$4,962
Depreciation and amortization	1,604	1,611
Share-based compensation expense	206	190
Restructuring and impairment charges	69	106
Cash payments for restructuring charges	(83)	(90)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	373
Pension and retiree medical plan expenses	141	191
Pension and retiree medical plan contributions	(169)	(182)
Deferred income taxes and other tax charges and credits	284	285
Change in assets and liabilities:
Accounts and notes receivable	(999)	(1,301)
Inventories	(424)	(381)
Prepaid expenses and other current assets	(119)	(141)
Accounts payable and other current liabilities	(496)	523
Income taxes payable	633	813
Other, net	(188)	(135)
Net Cash Provided by Operating Activities	6,062	6,824

Investing Activities
Capital spending	(1,474)	(1,566)
Sales of property, plant and equipment	82	59
Acquisitions and investments in noncontrolled affiliates	(45)	(16)
Divestitures	143	76
Short-term investments, by original maturity:
More than three months - purchases	(11,742)	(7,084)
More than three months - maturities	10,400	5,479
More than three months - sales	345	—
Three months or less, net	4	12
Other investing, net	9	9
Net Cash Used for Investing Activities	(2,278)	(3,031)

Financing Activities
Proceeds from issuances of long-term debt	3,525	3,355
Payments of long-term debt	(3,256)	(3,085)
Short-term borrowings, by original maturity:
More than three months - proceeds	77	57
More than three months - payments	(91)	(12)
Three months or less, net	1,526	2,024
Cash dividends paid	(3,324)	(3,144)
Share repurchases - common	(1,464)	(2,079)
Share repurchases - preferred	(4)	(3)
Proceeds from exercises of stock options	396	415
Withholding tax payments on RSUs, PSUs and PEPunits converted	(131)	(114)
Other financing	(29)	(29)
Net Cash Used for Financing Activities	(2,775)	(2,615)
Effect of exchange rate changes on cash and cash equivalents	76	(18)
Net Increase in Cash and Cash Equivalents	1,085	1,160
Cash and Cash Equivalents, Beginning of Year	9,158	9,096
Cash and Cash Equivalents, End of Period	$10,243	$10,256

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/9/2017	12/31/2016
ASSETS
Current Assets
Cash and cash equivalents	$10,243	$9,158
Short-term investments	8,035	6,967
Accounts and notes receivable, less allowance: 9/17 - $146 and 12/16 - $134	7,923	6,694
Inventories:
Raw materials and packaging	1,452	1,315
Work-in-process	236	150
Finished goods	1,563	1,258
	3,251	2,723
Prepaid expenses and other current assets	745	908
Total Current Assets	30,197	26,450
Property, plant and equipment	38,748	36,818
Accumulated depreciation	(21,788)	(20,227)
	16,960	16,591
Amortizable Intangible Assets, net	1,276	1,237
Goodwill	14,750	14,430
Other nonamortizable intangible assets	12,559	12,196
Nonamortizable Intangible Assets	27,309	26,626
Investments in Noncontrolled Affiliates	1,950	1,950
Other Assets	771	636
Total Assets	$78,463	$73,490

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$7,717	$6,892
Accounts payable and other current liabilities	14,641	14,243
Total Current Liabilities	22,358	21,135
Long-Term Debt Obligations	31,452	30,053
Other Liabilities	6,823	6,669
Deferred Income Taxes	4,419	4,434
Total Liabilities	65,052	62,291

Commitments and contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(196)	(192)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,423 and 1,428 shares, respectively)	24	24
Capital in excess of par value	3,944	4,091
Retained earnings	54,698	52,518
Accumulated other comprehensive loss	(12,875)	(13,919)
Repurchased common stock, in excess of par value (443 and 438 shares, respectively)	(32,341)	(31,468)
Total PepsiCo Common Shareholders’ Equity	13,450	11,246
Noncontrolling interests	116	104
Total Equity	13,411	11,199
Total Liabilities and Equity	$78,463	$73,490

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/9/2017		9/3/2016
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(192)	(0.7)	(186)
Redemptions	—	(4)	—	(3)
Balance, end of period	(0.7)	(196)	(0.7)	(189)
Common Stock
Balance, beginning of year	1,428	24	1,448	24
Change in repurchased common stock	(5)	—	(12)	—
Balance, end of period	1,423	24	1,436	24
Capital in Excess of Par Value
Balance, beginning of year		4,091		4,076
Share-based compensation expense		209		193
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(221)		(148)
Withholding tax on RSUs, PSUs and PEPunits converted		(131)		(114)
Other		(4)		(6)
Balance, end of period		3,944		4,001
Retained Earnings
Balance, beginning of year		52,518		50,472
Net income attributable to PepsiCo		5,567		4,928
Cash dividends declared – common		(3,387)		(3,200)
Balance, end of period		54,698		52,200
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,919)		(13,319)
Other comprehensive income attributable to PepsiCo		1,044		490
Balance, end of period		(12,875)		(12,829)
Repurchased Common Stock
Balance, beginning of year	(438)	(31,468)	(418)	(29,185)
Share repurchases	(13)	(1,495)	(21)	(2,112)
Stock option exercises, RSUs, PSUs and PEPunits converted	8	620	9	646
Other	—	2	—	5
Balance, end of period	(443)	(32,341)	(430)	(30,646)
Total PepsiCo Common Shareholders’ Equity		13,450		12,750
Noncontrolling Interests
Balance, beginning of year		104		107
Net income attributable to noncontrolling interests		36		34
Distributions to noncontrolling interests		(25)		(25)
Currency translation adjustment		1		—
Balance, end of period		116		116
Total Equity		$13,411		$12,718

(a)	Includes total tax benefits of $86 million in 2016.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of September 9, 2017, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 9, 2017 and September 3, 2016, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 9, 2017 and September 3, 2016 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 9, 2017 are not necessarily indicative of the results expected for any future period or the full year.
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
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
Net Revenue	9/9/2017	9/3/2016	9/9/2017	9/3/2016
FLNA	$3,792	$3,676	$10,969	$10,658
QFNA	578	571	1,729	1,749
NAB	5,332	5,518	15,034	15,024
Latin America	1,873	1,762	4,773	4,521
ESSA	3,098	2,864	7,355	6,883
AMENA	1,567	1,636	4,139	4,449
Total division	$16,240	$16,027	$43,999	$43,284

	12 Weeks Ended		36 Weeks Ended
Operating Profit	9/9/2017	9/3/2016	9/9/2017	9/3/2016
FLNA	$1,208	$1,148	$3,421	$3,249
QFNA	146	144	456	456
NAB	817	904	2,216	2,270
Latin America	281	247	641	664
ESSA (a)	436	388	1,039	792
AMENA (b)	267	264	745	499
Total division	3,155	3,095	8,518	7,930
Corporate Unallocated	(162)	(274)	(602)	(526)
	$2,993	$2,821	$7,916	$7,404

(a)	Operating profit for ESSA for the 36 weeks ended September 9, 2017 includes a gain of $95 million associated with the sale of our minority stake in Britvic.

(b)
Operating profit for AMENA for the 36 weeks ended September 3, 2016 includes an impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value.

Total assets of each division are as follows:

	Total Assets
	9/9/2017	12/31/2016
FLNA	$5,898	$5,731
QFNA	851	811
NAB	29,260	28,172
Latin America	5,036	4,568
ESSA	13,680	12,302
AMENA	5,540	5,261
Total division	60,265	56,845
Corporate (a)	18,198	16,645
	$78,463	$73,490

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and tax assets.

Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. We adopted the provisions of this guidance during our first quarter of 2017, resulting in the following impacts to our financial statements:

•
Income tax effects of vested or settled awards were recognized in the provision for income taxes on our income statement on a prospective basis. Previously, these tax effects were recorded on our equity statement in capital in excess of par value. For the 12 and 36 weeks ended September 9, 2017, our excess tax benefits were $22 million and $93 million, respectively, resulting in a $0.01 and $0.06 increase to diluted net income attributable to PepsiCo per common share. For the 12 and 36 weeks ended September 3, 2016, our excess tax benefits recognized were $30 million and $86 million, respectively. If we had applied this standard in 2016, there would have been a $0.02 increase to diluted net income attributable to PepsiCo per common share for the 12 weeks ended September 3, 2016 and a $0.05 increase to diluted net income attributable to PepsiCo per common share for the 36 weeks ended September 3, 2016. The ongoing impact on our financial statements is dependent on the timing of when awards vest or are exercised, our tax rate and the intrinsic value when awards vest or are exercised.

•
Excess tax benefits are retrospectively presented within operating activities and withholding tax payments upon vesting of restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) are retrospectively presented within financing activities in the cash flow statement. The adoption resulted in an increase of $257 million and $229 million in our operating cash flow with a corresponding decrease in our financing cash flow for the 36 weeks ended September 9, 2017 and September 3, 2016, respectively.

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
Not Yet Adopted
In 2017, the FASB issued guidance to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.
In 2017, the FASB issued guidance that requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We will adopt the guidance when it becomes effective in the first quarter of 2018. In connection with this adoption, we expect to record a decrease in operating profit of $69 million and $210 million in the 12 and 36 weeks ended September 9, 2017, respectively, and an increase in operating profit of $19 million for the year ended December 31, 2016. See Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 7 in this Form 10-Q for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
In 2016, the FASB issued guidance to clarify how restricted cash should be presented in the cash flow statement. The guidance is effective beginning in 2018 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are currently evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that requires companies to account for the income tax effects of intercompany transfers of assets, other than inventory, when the transfer occurs versus deferring income tax effects until the transferred asset is sold to an outside party or otherwise recognized. We will adopt the guidance when it becomes effective in the first quarter of 2018. We are currently evaluating the impact of this guidance on transactions involving intercompany transfers of assets in the various jurisdictions in which we operate.
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
In 2016, the FASB issued guidance that requires lessees to recognize most leases on the balance sheet, but record expenses on the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as  assessing system requirements and control implications. In addition, we are currently evaluating the timing of adoption of this guidance. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for our minimum lease payments under non-cancelable operating leases.

In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. We will adopt the guidance when it becomes effective in the first quarter of 2018. The guidance is not expected to have a material impact on our financial statements. In the second quarter of 2017, we sold our minority stake in Britvic, representing all of our available-for-sale equity securities, which reduced the risk and volatility of these investments in our income statement in the future. See Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 10 in this Form 10-Q for further information on our available-for-sale securities.
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments related to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). We expect to adopt using the cumulative effect approach. We will adopt the guidance when it becomes effective in the first quarter of 2018.
We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We have made significant progress on our contract and business process reviews. We are also in the process of evaluating the impact, if any, on changes to our controls to support recognition and disclosures under the new guidance. Based on the foregoing, we do not currently expect this guidance to have a material impact on our financial statements.
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
In the 12 weeks ended September 9, 2017 and September 3, 2016, we incurred restructuring charges of $8 million ($7 million after-tax with nominal amount per share) and $27 million ($20 million after-tax or $0.01 per share), respectively, in conjunction with our 2014 Productivity Plan. In the 36 weeks ended September 9, 2017 and September 3, 2016, we incurred restructuring charges of $69 million ($65 million after-tax or $0.05 per share) and $106 million ($76 million after-tax or $0.05 per share), respectively. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at September 9, 2017 is expected to be paid by the end of 2018.

A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	9/9/2017				9/3/2016
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs(b)	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$2	$—	$—	$2	$2	$—	$—	$2
QFNA	—	—	—	—	—	—	—	—
NAB	—	—	(3)	(3)	2	3	1	6
Latin America	(5)	2	1	(2)	—	—	—	—
ESSA	10	1	1	12	9	—	2	11
AMENA	(2)	—	(1)	(3)	—	2	2	4
Corporate	2	—	—	2	4	—	—	4
	$7	$3	$(2)	$8	$17	$5	$5	$27

(a)	Income amounts represent adjustments for changes in estimates of previously recorded amounts.

(b)	Income amount for NAB primarily reflects a gain on the sale of property, plant and equipment. Income amount for AMENA represents adjustments for changes in estimates of previously recorded amounts.

	36 Weeks Ended
	9/9/2017				9/3/2016
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs(b)	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total
FLNA	$6	$—	$—	$6	$(1)	$—	$2	$1
QFNA	—	—	—	—	—	—	1	1
NAB	—	—	(1)	(1)	12	4	3	19
Latin America	28	15	4	47	27	—	1	28
ESSA	20	1	(2)	19	12	11	15	38
AMENA	(2)	—	(5)	(7)	3	6	2	11
Corporate	4	—	1	5	6	—	2	8
	$56	$16	$(3)	$69	$59	$21	$26	$106

(a)	Income amounts represent adjustments for changes in estimates of previously recorded amounts.

(b)	Income amounts primarily reflect gains on sales of property, plant and equipment.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $808 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$70	$9	$23	$102
QFNA	15	—	6	21
NAB	97	68	81	246
Latin America	80	28	28	136
ESSA	101	38	54	193
AMENA	19	6	15	40
Corporate	21	—	49	70
	$403	$149	$256	$808

A summary of our 2014 Productivity Plan activity for the 36 weeks ended September 9, 2017 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 31, 2016	$88	$—	$8	$96
2017 restructuring charges	56	16	(3)	69
Cash payments	(71)	—	(12)	(83)
Non-cash charges and translation	(9)	(16)	16	(9)
Liability as of September 9, 2017	$64	$—	$9	$73
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
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/9/2017			12/31/2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$865	$(123)	$742	$827	$(108)	$719
Reacquired franchise rights	107	(104)	3	106	(102)	4
Brands	1,305	(1,015)	290	1,277	(977)	300
Other identifiable intangibles	560	(319)	241	522	(308)	214
	$2,837	$(1,561)	$1,276	$2,732	$(1,495)	$1,237

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/2016	Translation and Other	Balance 9/9/2017

FLNA
Goodwill	$270	$15	$285
Brands	23	2	25
	293	17	310

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,843	35	9,878
Reacquired franchise rights	7,064	92	7,156
Acquired franchise rights	1,512	19	1,531
Brands	314	24	338
	18,733	170	18,903

Latin America
Goodwill	553	17	570
Brands	150	5	155
	703	22	725

ESSA
Goodwill	3,177	224	3,401
Reacquired franchise rights	488	56	544
Acquired franchise rights	184	9	193
Brands	2,358	146	2,504
	6,207	435	6,642

AMENA
Goodwill	412	29	441
Brands	103	10	113
	515	39	554

Total goodwill	14,430	320	14,750
Total reacquired franchise rights	7,552	148	7,700
Total acquired franchise rights	1,696	28	1,724
Total brands	2,948	187	3,135
	$26,626	$683	$27,309

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/9/2017	12/31/2016
Balance, beginning of year	$1,885	$1,547
Additions for tax positions related to the current year	214	349
Additions for tax positions from prior years	49	139
Reductions for tax positions from prior years	(15)	(70)
Settlement payments	(4)	(26)
Statutes of limitations expiration	(15)	(27)
Translation and other	57	(27)
Balance, end of period	$2,171	$1,885
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/9/2017	9/3/2016	9/9/2017	9/3/2016
Share-based compensation expense - equity awards	$63	$67	$206	$190
Share-based compensation expense - liability awards	3	1	10	4
Restructuring and impairment charges	1	1	3	3
Total	$67	$69	$219	$197
For the 12 weeks ended September 9, 2017 and September 3, 2016, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/9/2017		9/3/2016
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.4	$110.04	1.6	$99.51
RSUs and PSUs	2.8	$109.84	3.0	$98.87

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $17 million during the 36 weeks ended September 9, 2017 and September 3, 2016, respectively.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/9/2017	9/3/2016
Expected life	5 years	6 years
Risk-free interest rate	2.0%	1.4%
Expected volatility	11%	12%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
Effective January 1, 2017, the U.S. qualified defined benefit pension plans were reorganized into the PepsiCo Employees Retirement Plan A, or active plan, and the PepsiCo Employees Retirement Plan I, or inactive plan. Actuarial gains and losses associated with the active plan are amortized over the average remaining service life of the active participants (approximately 11 years beginning in 2017), while the actuarial gains and losses associated with the inactive plan are amortized over the remaining life expectancy of the inactive participants (approximately 27 years beginning in 2017). The pre-tax reduction in net periodic benefit cost associated with this change was $10 million ($7 million after-tax with a nominal amount per share) in the 12 weeks ended September 9, 2017, and $29 million ($19 million after-tax or $0.01 per share) in the 36 weeks ended September 9, 2017 and will approximate $40 million in the full year 2017, primarily impacting corporate unallocated.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/9/2017	9/3/2016	9/9/2017	9/3/2016	9/9/2017	9/3/2016
	U.S.		International
Service cost	$93	$91	$21	$20	$6	$7
Interest cost	108	112	21	24	8	9
Expected return on plan assets	(196)	(193)	(42)	(42)	(5)	(6)
Amortization of prior service credits	—	(1)	—	—	(5)	(8)
Amortization of net losses/(gains)	29	39	12	11	(3)	—
	34	48	12	13	1	2
Settlement/curtailment loss	—	4	2	3	—	—
Special termination benefits	2	1	—	—	—	—
Total expense	$36	$53	$14	$16	$1	$2

	36 Weeks Ended
	Pension				Retiree Medical
	9/9/2017	9/3/2016	9/9/2017	9/3/2016	9/9/2017	9/3/2016
	U.S.		International
Service cost	$278	$272	$58	$56	$19	$21
Interest cost	324	335	57	66	25	28
Expected return on plan assets	(588)	(577)	(112)	(115)	(15)	(17)
Amortization of prior service cost/(credits)	1	(1)	—	—	(17)	(25)
Amortization of net losses/(gains)	85	116	33	29	(9)	(1)
	100	145	36	36	3	6
Settlement/curtailment loss	—	4	2	9	—	—
Special termination benefits	4	2	—	—	—	—
Total expense	$104	$151	$38	$45	$3	$6
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. We made discretionary contributions to our international pension plans of $6 million in the second quarter of 2017 and $7 million in the first quarter of 2016.
Note 8 - Debt Obligations
In the 36 weeks ended September 9, 2017, we issued the following senior notes:

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
In the 36 weeks ended September 9, 2017, $3.3 billion of senior notes matured and were paid.
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
Also in the second quarter of 2017, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 4, 2018. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement and our $3.7225 billion 364-day credit agreement both dated as of June 6, 2016. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 9, 2017, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of September 9, 2017, we had $3.8 billion of commercial paper outstanding.
Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2017	9/3/2016	9/9/2017	9/3/2016	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$1	$—	$2	Net revenue
Foreign exchange contracts	5	(5)	(6)	(39)	Cost of sales
Interest rate derivatives	(102)	73	(180)	71	Interest expense
Commodity contracts	—	1	4	4	Cost of sales
Commodity contracts	—	1	(1)	4	Selling, general and administrative expenses
Net (gains)/losses before tax	(97)	71	(183)	42
Tax amounts	37	(28)	67	(21)
Net (gains)/losses after tax	$(60)	$43	$(116)	$21

Pension and retiree medical items:
Amortization of prior service credits (a)	$(5)	$(9)	$(16)	$(26)
Amortization of net losses (a)	38	50	109	144
Settlement/curtailment (a)	2	4	2	10
Net losses before tax	35	45	95	128
Tax amounts	(10)	(15)	(28)	(41)
Net losses after tax	$25	$30	$67	$87

Available-for-sale securities:
Sale of Britvic securities	$—	$—	$(99)	$—	Selling, general and administrative expenses
Tax amount	—	—	10	—
Net gain after tax	$—	$—	$(89)	$—

Total net (gains)/losses reclassified, net of tax	$(35)	$73	$(138)	$108

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 36 weeks ended September 9, 2017 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The notional amounts of our financial instruments used to hedge the above risks as of September 9, 2017 and December 31, 2016 are as follows:

	Notional Amounts(a)
	9/9/2017	12/31/2016
Foreign exchange	$1.7	$1.6
Interest rate	$13.2	$11.2
Commodity	$0.8	$0.8
Net investment	$1.5	$0.8

(a)	In billions.
Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of September 9, 2017, approximately 45% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 38% as of December 31, 2016.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 9, 2017 and December 31, 2016 are categorized as follows:

	9/9/2017		12/31/2016
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	$—	$—	$82	$—
Debt securities (c)	13,886	—	11,369	—
	$13,886	$—	$11,451	$—
Short-term investments (d)	$210	$—	$193	$—
Prepaid forward contracts (e)	$25	$—	$25	$—
Deferred compensation (f)	$—	$486	$—	$472
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$71	$39	$66	$71
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$15	$73	$51	$8
Interest rate (h)	—	252	—	408
Commodity (i)	1	3	2	1
	$16	$328	$53	$417
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$10	$8	$2	$15
Commodity (i)	50	26	61	26
	$60	$34	$63	$41
Total derivatives at fair value (j)	$147	$401	$182	$529
Total	$14,268	$887	$11,851	$1,001

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

(b)
Based on the price of common stock. Categorized as a Level 1 asset. These equity securities were classified as investments in noncontrolled affiliates. In the second quarter of 2017, we recognized a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. As of December 31, 2016, the pre-tax unrealized gain on these available-for-sale equity securities was $72 million.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 9, 2017, $6.1 billion and $7.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 2016, $4.6 billion and $6.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of September 9, 2017 and December 31, 2016 were not material. All of our available-for-sale debt securities have maturities of one year or less.

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

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 9, 2017 and December 31, 2016 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 9, 2017 and December 31, 2016 was $41 billion and $38 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/9/2017	9/3/2016	9/9/2017	9/3/2016	9/9/2017	9/3/2016
Foreign exchange	$16	$22	$47	$(31)	$5	$(4)
Interest rate	(18)	39	(102)	36	(102)	73
Commodity	(32)	59	2	9	—	2
Net investment	—	—	118	8	—	—
Total	$(34)	$120	$65	$22	$(97)	$71

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/9/2017	9/3/2016	9/9/2017	9/3/2016	9/9/2017	9/3/2016
Foreign exchange	$4	$60	$83	$9	$(6)	$(37)
Interest rate	(37)	(40)	(156)	33	(180)	71
Commodity	(12)	4	3	4	3	8
Net investment	—	—	184	8	—	—
Total	$(45)	$24	$114	$54	$(183)	$42

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

Based on current market conditions, we expect to reclassify net losses of $72 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the first quarter of 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses on our income statement and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-

recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of September 9, 2017. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/9/2017		9/3/2016
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,144		$1,992
Preferred shares:
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$2,143	1,425	$1,991	1,438
Basic net income attributable to PepsiCo per common share	$1.50		$1.38
Net income available for PepsiCo common shareholders	$2,143	1,425	$1,991	1,438
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	12	—	13
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	1	1
Diluted	$2,144	1,438	$1,992	1,452
Diluted net income attributable to PepsiCo per common share	$1.49		$1.37

	36 Weeks Ended
	9/9/2017		9/3/2016
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,567		$4,928
Preferred shares:
Redemption premium	(3)		(3)
Net income available for PepsiCo common shareholders	$5,564	1,427	$4,925	1,443
Basic net income attributable to PepsiCo per common share	$3.90		$3.41
Net income available for PepsiCo common shareholders	$5,564	1,427	$4,925	1,443
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	12	—	12
ESOP convertible preferred stock	3	1	3	1
Diluted	$5,567	1,440	$4,928	1,456
Diluted net income attributable to PepsiCo per common share	$3.87		$3.39

(a)	Weighted-average common shares outstanding (in millions).

For the 12 weeks ended September 9, 2017 and September 3, 2016, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options outstanding during those periods. Out-of-the-money options excluded from the calculation of diluted earnings per common share for the 36 weeks ended September 9, 2017 and September 3, 2016 are as follows:

	36 Weeks Ended
	9/9/2017	9/3/2016
Out-of-the-money options (a)	0.5	1.0
Average exercise price per option	$109.69	$98.99

(a)	In millions.

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
In the 36 weeks ended September 9, 2017, our operations outside of North America reflect the months of January through August. In the 36 weeks ended September 9, 2017, our operations outside of the United States generated 41% of our net revenue, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 19% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 9, 2017, unfavorable foreign exchange reduced net revenue growth by 1 percentage point due to declines in the Egyptian pound and Turkish lira, partially offset by appreciation in the Russian ruble and Mexican peso. In the 36 weeks ended September 9, 2017, unfavorable foreign exchange reduced net revenue growth by 1 percentage point due to declines in the Egyptian pound, Turkish lira, Pound sterling and the Mexican peso, partially offset by appreciation in the Russian ruble and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Brazil, China, India, Mexico, the

Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets, continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, and the potential impact, if any, for the ESSA segment and our other businesses.
We continue to closely monitor the economic, operating and political environment in Russia. In the 36 weeks ended September 9, 2017 and September 3, 2016, total net revenue generated by our operations in Russia represented 5% and 4%, respectively, of our net revenue. As of September 9, 2017, we have $4.6 billion of long-lived assets in Russia.
The hurricanes and earthquakes which occurred recently in North and Central America did not materially impact our results for the third quarter of 2017. We continue to assess the impact of these events, which occurred just before and subsequent to the end of our third quarter of 2017.
Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the third quarter of 2017.
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
See Note 10 to our condensed consolidated financial statements for the fair values of our financial instruments as of September 9, 2017 and December 31, 2016 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 and 36 weeks ended September 9, 2017, total servings was even with the prior year. For the 12 and 36 weeks ended September 3, 2016, total servings increased 3% and 2.5%, respectively.
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
Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	Change	9/9/2017	9/3/2016	Change
Total net revenue	$16,240	$16,027	1%	$43,999	$43,284	2%
Operating profit
FLNA	$1,208	$1,148	5%	$3,421	$3,249	5%
QFNA	146	144	2%	456	456	—%
NAB	817	904	(10)%	2,216	2,270	(2)%
Latin America	281	247	14%	641	664	(3.5)%
ESSA	436	388	12%	1,039	792	31%
AMENA	267	264	1%	745	499	49%
Corporate Unallocated	(162)	(274)	(41)%	(602)	(526)	14%
Total operating profit	$2,993	$2,821	6%	$7,916	$7,404	7%

Total operating profit margin	18.4%	17.6%	0.8	18.0%	17.1%	0.9
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Total operating profit increased 6% and operating profit margin increased 0.8 percentage points. Operating profit growth was driven by planned cost reductions across a number of expense categories, effective net pricing, as well as the impact of prior-year incremental investments into our business, which contributed 2 percentage points to operating profit growth. In addition, items affecting comparability (see “Items Affecting

Comparability”) contributed 3 percentage points to operating profit growth and increased operating profit margin by 0.5 percentage points. These impacts were partially offset by certain operating cost increases and higher commodity costs. Commodity inflation reduced operating profit growth by 6 percentage points, attributable to inflation in the AMENA, Latin America, ESSA and FLNA segments. Corporate unallocated expenses decreased 41%, primarily due to mark-to-market net impact associated with commodity derivatives which is also included in the items affecting comparability mentioned above.
36 Weeks
Total operating profit increased 7% and operating profit margin increased 0.9 percentage points. Operating profit growth was driven by effective net pricing and planned cost reductions across a number of expense categories, as well as a gain associated with the sale of our minority stake in Britvic, which contributed 1 percentage point to operating profit growth. In addition, items affecting comparability (see “Items Affecting Comparability”) contributed 4 percentage points to operating profit growth and increased operating profit margin by 0.7 percentage points, primarily reflecting a prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. These impacts were partially offset by certain operating cost increases, higher commodity costs and unfavorable foreign exchange. Commodity inflation reduced operating profit growth by 6 percentage points, primarily attributable to inflation in the AMENA, Latin America, ESSA and FLNA segments, partially offset by deflation in the QFNA segment. Corporate unallocated expenses increased 14%, primarily due to mark-to-market net impact associated with commodity derivatives which is also included in the items affecting comparability mentioned above.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	Change	9/9/2017		9/3/2016	Change
Interest expense, net	$(217)	$(217)	$—	$(645)		$(682)	$(37)
Tax rate	22.3%	23.0%		22.9%		26.2%
Net income attributable to PepsiCo	$2,144	$1,992	8%	$5,567		$4,928	13%
Net income attributable to PepsiCo per common share – diluted	$1.49	$1.37	9%	$3.87		$3.39	14%
Mark-to-market net (gains)/losses	(0.01)	0.02		0.01		(0.05)
Restructuring and impairment charges	—	0.01		0.05		0.05
Charge related to the transaction with Tingyi	—	—		—		0.26
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$1.48	$1.40	6%	$3.92	(b)	$3.65	8%
Impact of foreign exchange translation			1				1.5
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)			7%				9%	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks
Net interest expense was consistent with the prior year. This reflects higher interest income due to higher interest rates and average cash balances, offset by higher interest expense due to higher average debt balances, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate decreased 0.7 percentage points primarily reflecting the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year (see Note 2 to our condensed consolidated financial statements for further information).
Net income attributable to PepsiCo increased 8% and net income attributable to PepsiCo per common share increased 9%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 3 percentage points.
36 Weeks
Net interest expense decreased $37 million reflecting higher interest income due to higher interest rates and average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest expense due to higher average debt balances.
The reported tax rate decreased 3.3 percentage points reflecting the impact of the prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year (see Note 2 to our condensed consolidated financial statements for further information).
Net income attributable to PepsiCo increased 13% and net income attributable to PepsiCo per common share increased 14%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 7 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share, primarily reflecting the prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
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
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Noncontrolling Interests and Provision for Income Taxes, Adjusted for Items Affecting Comparability; and Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
Cost of sales, gross profit, selling, general and administrative expenses, noncontrolling interests and provision for income taxes, adjusted for items affecting comparability; and operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains and losses on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan and a charge related to the transaction with Tingyi (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/9/2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,366	$8,874	$5,865	$2,993	$620	$2,144
Items Affecting Comparability
Mark-to-market net impact	1	(1)	26	(27)	(10)	(17)
Restructuring and impairment charges	—	—	(8)	8	1	7
Core, Non-GAAP Measure	$7,367	$8,873	$5,883	$2,974	$611	$2,134

	12 Weeks Ended 9/3/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,284	$8,743	$5,904	$2,821	$600	$1,992
Items Affecting Comparability
Mark-to-market net impact	(33)	33	(6)	39	15	24
Restructuring and impairment charges	—	—	(27)	27	7	20
Core, Non-GAAP Measure	$7,251	$8,776	$5,871	$2,887	$622	$2,036

	36 Weeks Ended 9/9/2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$19,708	$24,291	$16,330	$7,916	$1,668	$5,567
Items Affecting Comparability
Mark-to-market net impact	7	(7)	(20)	13	2	11
Restructuring and impairment charges	—	—	(69)	69	4	65
Core, Non-GAAP Measure	$19,715	$24,284	$16,241	$7,998	$1,674	$5,643

	36 Weeks Ended 9/3/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$19,265	$24,019	$16,566	$7,404	$1,760	$34	$4,928
Items Affecting Comparability
Mark-to-market net impact	48	(48)	59	(107)	(37)	—	(70)
Restructuring and impairment charges	—	—	(106)	106	27	3	76
Charge related to the transaction with Tingyi	—	—	(373)	373	—	—	373
Core, Non-GAAP Measure	$19,313	$23,971	$16,146	$7,776	$1,750	$37	$5,307

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

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
Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
First quarter 2017	27		7
Second quarter 2017	34		18
Third quarter 2017	8		58
	808		518
Fourth quarter 2017 (expected)	87		54
2018 (expected)	95		133
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $510 million of severance and other employee-related costs, approximately$160 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $320 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 12%, QFNA 2%, NAB 30%, Latin America 20%, ESSA 25%, AMENA 4% and Corporate 7%.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/9/2017	$3,792	$578	$5,332	$1,873	$3,098	$1,567	$16,240
9/3/2016	$3,676	$571	$5,518	$1,762	$2,864	$1,636	$16,027
% Impact of:
Volume (a)	1%	1%	(6)%	(2)%	4%	1%	(1)%
Effective net pricing (b)	2	—	1	7	2	7	3
Foreign exchange translation	—	—	—	2	2	(13)	(1)
Acquisitions and divestitures	—	—	1	(1)	—	—	—
Reported Growth (c)	3%	1%	(3)%	6%	8%	(4)%	1%

36 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/9/2017	$10,969	$1,729	$15,034	$4,773	$7,355	$4,139	$43,999
9/3/2016	$10,658	$1,749	$15,024	$4,521	$6,883	$4,449	$43,284
% Impact of:
Volume (a)	—%	—%	(2)%	(1)%	3%	—%	—%
Effective net pricing (b)	3	(1)	1	7	3	5	3
Foreign exchange translation	—	—	—	—	1	(11)	(1)
Acquisitions and divestitures	—	—	1	(1)	—	—	—
Reported Growth (c)	3%	(1)%	—%	6%	7%	(7)%	2%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 9/9/2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	1%	(3)%	6%	8%	(4)%	1%
% Impact of:
Foreign exchange translation	—	—	—	(2)	(2)	13	1
Acquisitions and divestitures	—	—	(1)	1	—	—	—
Organic Growth (a)	3%	1%	(5)%	5%	6%	9%	2%

36 Weeks Ended 9/9/2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(1)%	—%	6%	7%	(7)%	2%
% Impact of:
Foreign exchange translation	—	—	—	—	(1)	11	1
Acquisitions and divestitures	—	—	(1)	1	—	—	—
Organic Growth (a)	3%	(1)%	(1)%	6%	6%	4%	2%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	% Change	9/9/2017	9/3/2016	% Change
Net revenue	$3,792	$3,676	3	$10,969	$10,658	3
Impact of foreign exchange translation			—			—
Organic revenue growth (a)			3			3

Operating profit	$1,208	$1,148	5	$3,421	$3,249	5
Restructuring and impairment charges	2	2		6	1
Operating profit excluding above item (a)	$1,210	$1,150	5	$3,427	$3,250	5
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			5			5

(a)	See “Non-GAAP Measures.”
12 Weeks
Net revenue grew 3% and volume was even with the prior year. The net revenue growth was primarily driven by effective net pricing. The volume performance reflects high-single-digit growth in variety packs, mid-single-digit growth in trademark Ruffles and double-digit growth in trademark Sunchips. These volume gains were offset by a mid-single-digit decline in trademark Lay’s.
Operating profit grew 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as the impact of prior-year incremental investments into our business, which increased operating profit by 1 percentage point. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher commodity costs, primarily cooking oil, which reduced operating profit growth by 1 percentage point.
36 Weeks
Net revenue grew 3% and volume was even with the prior year. The net revenue growth was driven by effective net pricing. The volume performance reflects a mid-single-digit decline in trademark Lay’s, a double-digit decline in our Sabra joint venture products and a low-single-digit decline in trademark Doritos. These volume declines were offset by high-single-digit growth in variety packs and double-digit growth in trademark Ruffles.
Operating profit grew 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher commodity costs, primarily cooking oil, which reduced operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	% Change	9/9/2017	9/3/2016	% Change
Net revenue	$578	$571	1	$1,729	$1,749	(1)
Impact of foreign exchange translation			—			—
Organic revenue growth (a)			1			(1)

Operating profit	$146	$144	2	$456	$456	—
Restructuring and impairment charges	—	—		—	1
Operating profit excluding above item (a)	$146	$144	2	$456	$457	—
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			2			—

(a)	See “Non-GAAP Measures.”
12 Weeks
Net revenue and volume each grew 1%. The net revenue growth reflects the volume growth, which was primarily driven by mid-single-digit growth in oatmeal and double-digit growth in bars, partially offset by a low-single-digit decline in ready-to-eat cereals and a high-single-digit decline in trademark Roni.
Operating profit grew 2%, reflecting planned cost reductions across a number of expense categories and the volume growth. In addition, the impact of prior-year incremental investments into our business contributed 2 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and unfavorable net pricing.
36 Weeks
Net revenue declined 1% and volume declined slightly. The net revenue decline primarily reflects unfavorable mix. The volume decline was driven by a high-single-digit decline in trademark Roni, a mid-single-digit decline in regional grains and a low-single-digit decline in ready-to-eat cereals, mostly offset by low-single-digit growth in oatmeal.
Operating profit grew slightly, reflecting planned cost reductions across a number of expense categories. In addition, favorable settlements of promotional spending accruals and lower commodity costs contributed 2 percentage points and 1 percentage point, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases, unfavorable mix and net pricing.

North America Beverages

	12 Weeks Ended				36 Weeks Ended
	9/9/2017	9/3/2016	% Change		9/9/2017	9/3/2016	% Change
Net revenue	$5,332	$5,518	(3)		$15,034	$15,024	—
Impact of foreign exchange translation			—				—
Impact of acquisitions and divestitures			(1)				(1)
Organic revenue growth (a)			(5)	(b)			(1)

Operating profit	$817	$904	(10)		$2,216	$2,270	(2)
Restructuring and impairment charges	(3)	6			(1)	19
Operating profit excluding above item (a)	$814	$910	(11)		$2,215	$2,289	(3)
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			(11)				(3)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue decreased 3%, reflecting a decline in volume, partially offset by effective net pricing, as well as acquisitions, which positively contributed 1 percentage point to the net revenue performance.
Volume decreased 5.5%, driven by a 6% decline in non-carbonated beverage volume and a 5% decline in carbonated soft drink (CSD) volume. The non-carbonated beverage volume decrease primarily reflected a double-digit decrease in Gatorade sports drinks and a high-single-digit decrease in our juice and juice drinks portfolio, partially offset by a low-single-digit increase in our overall water portfolio.
Operating profit decreased 10%, primarily reflecting the net revenue decline and certain operating cost increases. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as a gain associated with a sale of an asset, which positively contributed 2 percentage points to the operating profit performance.
36 Weeks
Net revenue increased slightly, reflecting a 1-percentage-point contribution from acquisitions and effective net pricing, offset by a decline in volume.
Volume decreased 2%, driven by a 4% decline in CSD volume, partially offset by a slight increase in non-carbonated beverage volume. The increase in non-carbonated beverage volume reflected a high-single-digit increase in our overall water portfolio and a low-single-digit increase in Lipton ready-to-drink teas, offset by a low-single-digit decrease in Gatorade sports drinks and a mid-single-digit decrease in our juice and juice drinks portfolio. Acquisitions had a nominal positive contribution to the volume performance.
Operating profit decreased 2%, primarily reflecting certain operating cost increases. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as favorable settlements of promotional spending accruals compared to the prior year, which positively contributed 1.5 percentage points to the operating profit performance.

Latin America

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	% Change	9/9/2017	9/3/2016	% Change
Net revenue	$1,873	$1,762	6	$4,773	$4,521	6
Impact of foreign exchange translation			(2)			—
Impact of acquisitions and divestitures			1			1
Organic revenue growth (a)			5			6	(b)

Operating profit	$281	$247	14	$641	$664	(3.5)
Restructuring and impairment charges	(2)	—		47	28
Operating profit excluding above item (a)	$279	$247	13	$688	$692	(1)
Impact of foreign exchange translation			(4)			3
Operating profit growth excluding above item, on a constant currency basis (a)			9			3	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue increased 6%, reflecting effective net pricing and favorable foreign exchange, partially offset by a volume decline, as well as the impact of refranchising a portion of our beverage business in Colombia, which reduced net revenue growth by 1 percentage point.
Snacks volume declined 1%, reflecting a low-single-digit decline in Brazil and a slight decline in Mexico.
Beverage volume declined slightly, reflecting a double-digit decline in Colombia and a mid-single-digit decline in Argentina, mostly offset by low-single-digit growth in Mexico and Brazil and high-single-digit growth in Guatemala.
Operating profit increased 14%, reflecting the effective net pricing and planned cost reductions across a number of expense categories. Additionally, a promotional spending accrual adjustment and the impact of prior-year incremental investments into our business contributed 4.5 percentage points and 4 percentage points, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases and the volume decline, as well as higher commodity costs, which reduced operating profit growth by 11 percentage points.
36 Weeks
Net revenue increased 6%, reflecting effective net pricing, partially offset by a volume decline, as well as the impact of refranchising a portion of our beverage business in Colombia, which reduced net revenue growth by 1 percentage point.
Snacks volume declined slightly, reflecting a low-single-digit decline in Brazil, partially offset by low-single-digit growth in Mexico.
Beverage volume declined 2%, reflecting a high-single-digit decline in Brazil and a low-single-digit decline in Argentina, partially offset by low-single-digit growth in Mexico and high-single-digit growth in Guatemala.
Operating profit decreased 3.5%, reflecting certain operating cost increases, higher advertising and marketing expenses, the volume decline, as well as higher commodity costs, which negatively impacted operating profit performance by 16 percentage points. In addition, unfavorable foreign exchange and restructuring and impairment charges in the above table (see “Items Affecting Comparability”) each negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories.
Europe Sub-Saharan Africa

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	% Change	9/9/2017	9/3/2016	% Change
Net revenue	$3,098	$2,864	8	$7,355	$6,883	7
Impact of foreign exchange translation			(2)			(1)
Organic revenue growth (a)			6			6

Operating profit	$436	$388	12	$1,039	$792	31
Restructuring and impairment charges	12	11		19	38
Operating profit excluding above item (a)	$448	$399	12	$1,058	$830	27
Impact of foreign exchange translation			—			2
Operating profit growth excluding above item, on a constant currency basis (a)			12			30	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue increased 8%, reflecting volume growth and effective net pricing, as well as favorable foreign exchange, which contributed 2 percentage points to net revenue growth.
Snacks volume grew 6%, reflecting double-digit growth in France, high-single-digit growth in Turkey and mid-single-digit growth in Russia, partially offset by a low-single-digit decline in Spain. Additionally, the United Kingdom experienced low-single-digit growth and South Africa and the Netherlands experienced mid-single-digit growth.
Beverage volume grew 2%, reflecting high-single-digit growth in Poland and mid-single-digit growth in Turkey, partially offset by a mid-single-digit decline in Russia and low-single-digit declines in the United Kingdom, Germany and Nigeria. Additionally, France experienced low-single-digit growth.
Operating profit increased 12%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. Additionally, the impact of prior-year incremental investments into our business contributed 5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 5.5 percentage points.
36 Weeks
Net revenue increased 7%, reflecting volume growth and effective net pricing.
Snacks volume grew 5%, reflecting high-single-digit growth in France and South Africa and mid-single-digit growth in the Netherlands, partially offset by a low-single-digit decline in Spain. Additionally, the United Kingdom and Turkey experienced low-single-digit growth and Russia experienced mid-single-digit growth.
Beverage volume grew 1%, reflecting mid-single-digit growth in Poland and low-single-digit growth in Nigeria, Turkey and France, partially offset by a high-single-digit decline in Russia, a mid-single-digit decline in Germany and a low-single-digit decline in the United Kingdom.

Operating profit increased 31%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. Additionally, a gain associated with the sale of our minority stake in Britvic in the second quarter of 2017, the impact of restructuring and impairment charges in the above table (see “Items Affecting Comparability”) and prior-year incremental investments into our business contributed 11 percentage points, 4 percentage points and 2.5 percentage points to operating profit growth, respectively. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 8 percentage points.
Asia, Middle East and North Africa

	12 Weeks Ended			36 Weeks Ended
	9/9/2017	9/3/2016	% Change	9/9/2017	9/3/2016	% Change
Net revenue	$1,567	$1,636	(4)	$4,139	$4,449	(7)
Impact of foreign exchange translation			13			11
Organic revenue growth (a)			9			4

Operating profit	$267	$264	1	$745	$499	49
Restructuring and impairment charges	(3)	4		(7)	11
Charge related to the transaction with Tingyi	—	—		—	373
Operating profit excluding above items (a)	$264	$268	(1)	$738	$883	(16)
Impact of foreign exchange translation			13			7
Operating profit growth excluding above items, on a constant currency basis (a)			12			(10)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net revenue decreased 4%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 13 percentage points. This impact was partially offset by effective net pricing and volume growth.
Snacks volume grew 2%, driven by high-single-digit growth in China and Pakistan, and mid-single-digit growth in India. These impacts were partially offset by low-single-digit declines in the Middle East and Australia.
Beverage volume grew 1%, driven by high-single-digit growth in China and Pakistan and mid-single-digit growth in the Philippines. These impacts were partially offset by a mid-single-digit decline in the Middle East and a double-digit decline in India.
Operating profit increased 1%, mainly driven by the effective net pricing, planned cost reductions across a number of expense categories, lower advertising and marketing expenses and the volume growth. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 41 percentage points, primarily due to transaction-related foreign exchange on purchases of raw materials driven by a weak Egyptian pound, and certain operating cost increases. Unfavorable foreign exchange translation reduced operating profit growth by 13 percentage points.
36 Weeks
Net revenue decreased 7%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 11 percentage points. This impact was partially offset by effective net pricing.

Snacks volume grew 5%, driven by double-digit growth in Pakistan and high-single-digit growth in China. Additionally, the Middle East, India and Australia experienced mid-single-digit growth.
Beverage volume declined 1%, reflecting a double-digit decline in India and a mid-single-digit decline in the Middle East, partially offset by high-single-digit growth in China and Pakistan. Additionally, the Philippines experienced a slight decline.
Operating profit improvement primarily reflected a prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, included in items affecting comparability in the above table (see “Items Affecting Comparability”). The effective net pricing and planned cost reductions across a number of expense categories also contributed to operating profit growth. These impacts were partially offset by higher commodity costs, which reduced operating profit growth by 29 percentage points, primarily due to transaction-related foreign exchange on purchases of raw materials driven by a weak Egyptian pound, and certain operating cost increases. Unfavorable foreign exchange translation reduced operating profit growth by 7 percentage points.

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
As of September 9, 2017, we had cash, cash equivalents and short-term investments of $17.5 billion in our consolidated subsidiaries outside of the United States. As of September 9, 2017, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the United States and in various applicable foreign jurisdictions.
Operating Activities
During the 36 weeks ended September 9, 2017, net cash provided by operating activities was $6.1 billion compared to $6.8 billion in the prior-year period. The operating cash flow performance in part reflects unfavorable working capital (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation). This decrease is mainly due to higher current year payments to vendors, vendor term extensions in the prior year, earlier current year trade spend deduction settlements with customers, timing of advertising and marketing spend, as well as the impact of higher trade accruals as of December 31, 2016, as compared to the prior year-end. These decreases were partially offset by higher collections of receivables in the current year.
Investing Activities
During the 36 weeks ended September 9, 2017, net cash used for investing activities was $2.3 billion, primarily reflecting net capital spending of $1.4 billion and net purchases of debt securities greater than three months of $1.0 billion.
We expect 2017 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 36 weeks ended September 9, 2017, net cash used for financing activities was $2.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.8 billion, partially offset by net proceeds from short-term borrowings of $1.5 billion and proceeds from exercises of stock options of $0.4 billion.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	36 Weeks Ended
	9/9/2017	9/3/2016	% Change
Net cash provided by operating activities	$6,062	$6,824	(11)
Capital spending	(1,474)	(1,566)
Sales of property, plant and equipment	82	59
Free cash flow (a)	$4,670	$5,317	(12)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $83 million and $90 million of payments related to restructuring charges in the 36 weeks ended September 9, 2017 and September 3, 2016, respectively, and associated net cash tax benefits related to restructuring charges of $23 million and $15 million in the 36 weeks ended September 9, 2017 and September 3, 2016, respectively; and $6 million and $7 million in discretionary pension contributions in the 36 weeks ended September 9, 2017 and September 3, 2016, respectively, and associated net cash tax benefits of $1 million in both the 36 weeks ended September 9, 2017 and September 3, 2016.

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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 9, 2017, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 9, 2017 and September 3, 2016, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 9, 2017 and September 3, 2016. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
October 4, 2017

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
There were no changes in our internal control over financial reporting during our third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our third fiscal quarter of 2017, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2017 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/17/2017				$6,385

6/18/2017 - 7/15/2017	1.3	$116.24	1.3	(148)
				6,237
7/16/2017 - 8/12/2017	1.5	$116.40	1.5	(170)
				6,067
8/13/2017 - 9/9/2017	1.8	$116.84	1.8	(210)
Total	4.6	$116.53	4.6	$5,857

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
The following table summarizes our convertible preferred share repurchases during the third quarter of 2017.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/18/2017 - 7/15/2017	900	$577.53	N/A	N/A

7/16/2017 - 8/12/2017	800	$581.55	N/A	N/A

8/13/2017 - 9/9/2017	800	$586.86	N/A	N/A
Total	2,500	$581.80	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 50.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 4, 2017	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 4, 2017	/s/ Tony West
Tony West
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)