Form 10-K
period 2017-12-30
PEPSICO INC
filed 2018-02-13
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
Commission file number 1-1183
PepsiCo, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	13-1584302 (I.R.S. Employer Identification No.)
700 Anderson Hill Road, Purchase, New York (Address of Principal Executive Offices)	10577 (Zip Code)
Registrant’s telephone number, including area code: 914-253-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	The Nasdaq Stock Market LLC and Chicago Stock Exchange
2.500% Senior Notes Due 2022	New York Stock Exchange
1.750% Senior Notes Due 2021	New York Stock Exchange
2.625% Senior Notes Due 2026	New York Stock Exchange
0.875% Senior Notes Due 2028	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 16, 2017, the last day of business of our most recently completed second fiscal quarter, was $166.5 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 6, 2018 was 1,419,908,267.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 30, 2017

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
Our Operations
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Our segment net revenue (in millions) and contributions to consolidated net revenue for each of the last three fiscal years were as follows:

	Net Revenue			% of Total Net Revenue
	2017	2016(a)	2015	2017	2016	2015
FLNA	$15,798	$15,549	$14,782	25%	25%	23%
QFNA	2,503	2,564	2,543	4	4	4
NAB	20,936	21,312	20,618	33	34	33
Latin America	7,208	6,820	8,228	11	11	13
ESSA	11,050	10,216	10,510	17	16	17
AMENA	6,030	6,338	6,375	10	10	10
	$63,525	$62,799	$63,056	100%	100%	100%

(a)
Our fiscal 2016 results included an extra week of results (53rd reporting week). The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations, including outside the United States.
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, distributes and sells branded snack foods. These foods include branded dips, Cheetos cheese-flavored snacks, Doritos tortilla chips, Fritos corn chips, Lay’s potato chips, Ruffles potato chips, Santitas tortilla chips and Tostitos tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, distributes and sells Sabra refrigerated dips and spreads.
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells cereals, rice, pasta and other branded products. QFNA’s products include Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Life cereal, Quaker Chewy granola bars, Quaker grits, Quaker oat squares, Quaker oatmeal, Quaker rice cakes, Quaker simply granola and Rice-A-Roni side dishes. These branded products are sold to independent distributors and retailers.
North America Beverages
Either independently or in conjunction with third parties, NAB makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Mist Twst, Mountain Dew, Pepsi, Propel and Tropicana. NAB also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, NAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). NAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. NAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets.

Latin America
Either independently or in conjunction with third parties, Latin America makes, markets, distributes and sells a number of snack food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Rosquinhas Mabel, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded cereals and snacks. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi and Toddy. These branded products are sold to authorized bottlers, independent distributors and retailers. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
See Note 1 to our consolidated financial statements for information about the deconsolidation of our Venezuelan subsidiaries, which was effective as of the end of the third quarter of 2015.
Europe Sub-Saharan Africa
Either independently or in conjunction with third parties, ESSA makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipita, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Mirinda, Pepsi, Pepsi Max and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, ESSA operates its own bottling plants and distribution facilities. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, ESSA makes, markets, distributes and sells a number of leading dairy products including Agusha, Chudo and Domik v Derevne.
Asia, Middle East and North Africa
Either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipsy, Crunchy, Doritos, Kurkure and Lay’s, as well as many Quaker branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. AMENA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew, Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, AMENA operates its own bottling plants and distribution facilities. AMENA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi).
Our Distribution Network
Our products are primarily brought to market through direct-store-delivery (DSD), customer warehouse and distributor networks. The distribution system used depends on customer needs, product characteristics and local trade practices.
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
Our products are also available on a growing number of e-commerce websites and mobile commerce applications as consumer consumption patterns continue to change and retail increasingly expands online.
Ingredients and Other Supplies
The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oranges and other fruits, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it globally. See Note 9 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mist Twst, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Grandma’s, H2oh!, Imunele, Izze, J-7 Tonus, Kas, KeVita, Kurkure, Lay’s, Life, Lifewtr, Lifewater, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mist Twst, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Kickstart, Mug, Munchies, Naked, Near East, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi Next, Pepsi Zero Sugar, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, Sandora, Santitas, 7UP (outside the United States), 7UP Free (outside the United States), Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, Sting, SunChips, Toddy,

Toddynho, Tostitos, Trop 50, Tropicana, Tropicana Farmstand, Tropicana Pure Premium, Tropicana Twister, V Water, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks, Muscle Milk protein shakes and various DPSG brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Our Customers
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, hard discounters, e-commerce retailers and authorized independent bottlers, among others. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality. We also grant distribution rights to our independent bottlers for certain beverage products bearing our trademarks for specified geographic areas.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the rapid growth of sales through e-commerce websites and mobile commerce applications, the integration of physical and digital operations among retailers, as well as the growth in hard discounters, and the current economic environment continue to increase the importance of major customers. In 2017, sales to Walmart Inc. (Walmart), including Sam’s Club (Sam’s), represented approximately 13% of our consolidated net revenue. Our top five retail customers represented approximately 33% of our 2017 net revenue in North America, with Walmart (including

Sam’s) representing approximately 19%. These percentages include concentrate sales to our independent bottlers, which were used in finished goods sold by them to these retailers.
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
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2017, we and The Coca-Cola Company represented approximately 23% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and reformulations of existing products, the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting changing consumer demands and preferences and accelerating sustainable growth. These activities principally involve: development of new ingredients, flavors and products; reformulation and improvement in the quality and appeal of existing products; improvement and modernization of manufacturing processes, including cost reduction; improvements in product quality, safety and integrity; development of, and improvements in, dispensing equipment, packaging technology, package design and portion sizes; efforts focused on identifying opportunities to transform, grow and broaden our product portfolio, including by developing products with improved nutrition profiles that reduce added sugars, sodium or saturated fat, including through the use of sweetener alternatives and flavor modifiers and innovation in existing sweeteners, and by offering more products with positive nutrition including whole grains, fruits and vegetables, dairy, protein and hydration; investments in building our capabilities to support our global e-commerce business; and improvements in energy efficiency and efforts focused on reducing our impact on the environment. Our research centers are located around the world, including in Brazil, China, India, Ireland, Mexico, Russia, the United Arab Emirates, the United Kingdom and the United States, and leverage nutrition science, food science, engineering and consumer insights to meet our strategy to continue to develop nutritious and convenient beverages, foods and snacks.
In 2017, we continued to refine our beverage, food and snack portfolio to meet changing consumer demands by reducing added sugars in many of our beverages and sodium and saturated fat in many of our foods and snacks, and by developing a broader portfolio of product choices, including: continuing to expand our beverage options that contain no high-fructose corn syrup and that are made with natural flavors; expanding our state-of-the-art food and beverage healthy vending initiative to increase the availability of convenient, affordable and enjoyable nutrition; further expanding our portfolio of nutritious products by building on our important nutrition platforms and brands — Quaker (grains), Tropicana (juices, lemonades, fruit and vegetable drinks), Gatorade (sports nutrition for athletes), Naked Juice (cold-pressed juices and smoothies) and KeVita (probiotics, tonics and fermented teas); further expanding our whole grain products globally; and further expanding our portfolio of nutritious products in growing categories, such as dairy, hummus and other refrigerated dips, and baked grain snacks. In addition, we continued to make investments to reduce our impact on the environment, including: efforts to conserve raw materials and energy, such as by working to achieve reductions in greenhouse gas emissions across our global businesses, by helping to protect and conserve global water supply especially in high-water-risk locations (including replenishing watersheds that source our operations in high-water-risk locations and promoting the efficient use of water use in our agricultural supply chain), and by incorporating into our operations, improvements in the sustainability and resources of our agricultural supply chain; efforts to reduce waste generated by our operations and disposed of in landfills; efforts to support increased packaging recovery and recycling rates; efforts to increase energy efficiency, including the increased use of renewable energy and resources; efforts to support sustainable agriculture by expanding best practices with our growers and suppliers; and efforts to optimize packaging technology and design to make our packaging increasingly recoverable or recyclable with lower environmental impact, including continuing to invest in developing compostable and biodegradable packaging.
Research and development costs were $737 million, $760 million and $754 million in 2017, 2016 and 2015, respectively, and are reported within selling, general and administrative expenses. Consumer research is excluded from such research and development costs and included in other marketing costs.
Regulatory Matters
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, disposal, recycling and use of our products, as well as our occupational health and safety practices and protection of personal information, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies in the more than 200 other countries and territories in which our products are made, manufactured, distributed or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
The U.S. laws and regulations that we are subject to include: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; customs and foreign trade laws and regulations; laws regulating the sale of certain of our products in schools; and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
We are also subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, occupational health and safety, competition, anti-corruption and data privacy. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
In addition, certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient.
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
Employees
As of December 30, 2017, we and our consolidated subsidiaries employed approximately 263,000 people worldwide, including approximately 113,000 people within the United States. In certain countries, our employment levels are subject to seasonal variations. We or our subsidiaries are party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.
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
Item 1A. Risk Factors.
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. Any of the factors described below could occur or continue to occur and could have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and may also adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends may not be a reliable indicator of future operating results, financial and business performance, events or trends.

Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate, market or distribute our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.
We are a global food and beverage company operating in highly competitive categories and markets. To generate revenues and profits, we rely on continued demand for our products and therefore must understand our customers and consumers and sell products that appeal to them in the sales channel in which they prefer to shop or browse for such products. In general, changes in consumption in our product categories or consumer demographics could result in reduced demand for our products. Demand for our products depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including increased demand for products that meet the needs of consumers who are concerned with: health and wellness (including products that have less added sugars, sodium and saturated fat); convenience (including responding to changes in in-home and on-the-go consumption patterns and methods of distribution of our products to customers and consumers); or the location of origin or source of the ingredients and products (including the environmental impact related to the production of our products).
Consumer preferences have been evolving, and are expected to continue to evolve, due to a variety of factors, including: changes in consumer demographics, including the aging of the general population and the emergence of the millennial and younger generations who have differing spending and consumption habits; consumer concerns or perceptions regarding the nutrition profile of certain of our products, including the presence of added sugar, sodium and saturated fat in certain of our products; growing demand for organic or locally sourced ingredients, or consumer concerns or perceptions (whether or not valid) regarding the health effects of ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, artificial flavors and colors, artificial sweeteners, aspartame, caffeine, furfuryl alcohol, high-fructose corn syrup, partially hydrolyzed oils, saturated fat, sodium, sugar, trans fats or other product ingredients, substances or attributes, including genetically engineered ingredients; taxes or other restrictions, including labeling requirements, imposed on our products; consumer concerns or perceptions regarding packaging materials, including their environmental impact; changes in package or portion size; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; the continued acceleration of e-commerce and other methods of purchasing products; negative publicity (whether or not valid) resulting from regulatory actions, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our employees, our products or advertising campaigns and marketing programs; perception of social media posts or other information disseminated by us or our employees and agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; perception of our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties or the business practices of such parties; product boycotts; or a downturn in economic conditions. Any of these factors may reduce consumers’ willingness to purchase our products and any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position and could adversely affect our business, reputation, financial condition or results of operations.
Demand for our products is also dependent in part on product quality, product and marketing innovation and production and distribution, including our ability to: maintain a robust pipeline of new products; improve the quality of existing products; extend our portfolio of products in growing markets and categories; respond to cultural differences and regional consumer preferences (whether through developing or acquiring new products that are responsive to such preferences); monitor and adjust our use of ingredients (including to respond to applicable regulations); develop or acquire a broader portfolio of product choices, including by continuing to increase non-carbonated beverage offerings and other alternatives to traditional carbonated beverage offerings and, in some cases, reformulations of our traditional carbonated beverage offerings; develop sweetener alternatives and innovation; improve the production, packaging and distribution of our products; respond to competitive product and pricing pressures and changes in distribution channels, including in the rapidly growing e-commerce channel; and implement effective advertising campaigns and marketing programs, including successfully adapting to a rapidly changing media environment through the use of social media and online advertising campaigns and marketing programs.
Although we devote significant resources to the items mentioned above, there can be no assurance as to our continued ability to develop, launch, maintain or distribute successful new products or variants of existing products in a timely manner (including to correctly anticipate or effectively react to changes in consumer preferences) or to develop and effectively execute advertising and marketing campaigns that appeal to customers and consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products or effectively distribute our products could decrease demand for our existing products by negatively affecting consumer perception of our existing brands and may result in inventory write-offs and other costs that could adversely affect our business, financial condition or results of operations.
Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.
The conduct of our business is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as government entities and agencies outside the United States, including laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, disposal, recycling and use of our products, as well as our employment and occupational health and safety practices and protection of personal information. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. Many of these laws and regulations have differing or conflicting legal standards across the various markets where our products are made, manufactured, distributed or sold and, in certain markets, such as developing and emerging markets, may be less developed or certain. For example, products containing genetically engineered ingredients are subject to varying regulations and restrictions in the jurisdictions in which our products are made, manufactured, distributed or sold. In addition, these laws and regulations and related interpretations may change, sometimes dramatically and unexpectedly, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws and treaties related to international trade, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws and programs restricting the sale and advertising of certain of our products, including restrictions on the audience to whom products are marketed; laws and programs aimed at reducing, restricting or eliminating ingredients or substances in, or attributes of, certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government funds or programs, such as the Supplemental Nutrition Assistance Program (included within the Farm Bill in the United States), to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving product claims and concerns (whether or not valid) regarding the effects on health of ingredients or substances in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; laws regulating the protection of personal information; cyber-security regulations; regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures impacting the manufacture, distribution or sale of our products; accounting rules and interpretations; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating water rights and access to and use of water or utilities; environmental laws, including laws relating to the regulation of water treatment and discharge of wastewater and air emissions and laws relating to the disposal, recovery or recycling of our products and their packaging. Changes in regulatory requirements, and competing regulations and standards, where our products are made, manufactured, distributed or sold, may result in higher compliance costs, capital expenditures and higher production costs, which could adversely affect our business, reputation, financial condition or results of operations.
The imposition by any jurisdiction in the United States or outside the United States of new laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes, labeling, product or production requirements or other limitations on, or pertaining to, the sale or advertisement of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, may further alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our products, which could adversely affect our business, financial condition or results of operations. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions may follow and the requirements or restrictions, or proposed requirements or restrictions, may also result in adverse publicity (whether or not valid). For example, if one jurisdiction imposes a tax on sugar-sweetened beverages or foods, or imposes a specific labeling or warning requirement, other jurisdictions may impose similar or other measures that impact the manufacture, distribution or sale of our products. The foregoing may result in decreased demand for our products, adverse publicity or increased concerns about the health implications of consumption of ingredients or substances in our products (whether or not valid).
In addition, studies (whether or not scientifically valid) are underway by third parties purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, caffeine, furfuryl alcohol, added sugars, sodium and saturated fat. Third parties have also published documents or studies claiming (whether or not valid) that taxes can address consumer consumption of sugar-sweetened beverages and other foods high in sugar, sodium or saturated fat. If, as a result of these studies and documents or otherwise, there is an increase in consumer concerns (whether or not valid) about the health implications of consumption of our products, an increase in the number of jurisdictions that impose taxes on our products, or an increase in new labeling, product or production requirements or other restrictions on the manufacturing, sale or display of our products, demand for our products could decline, or we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could adversely affect our business, financial condition or results of operations.
Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, suppliers, or other third parties with whom we do business could take actions, intentional or not, that violate these policies and procedures or applicable laws or regulations or could fail to maintain required documentation sufficient to evidence our compliance with applicable laws or regulations. Violations of laws or regulations could subject us to criminal or civil enforcement actions, including fines, penalties, disgorgement of profits or activity restrictions, any of which could result in adverse publicity or affect our business, financial condition or results of operations. In addition, regulatory authorities under whose laws we operate may have enforcement powers that can subject us to actions such as product recall, seizure of products or assets or other sanctions, which could have an adverse effect on the sales of products in our portfolio or could lead to damage to our reputation.
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
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient. For example, effective January 2018, the City of Seattle, Washington in the United States enacted a per-ounce surcharge on all sugar-sweetened beverages. By contrast, the United Kingdom enacted a graduated tax, effective April 2018, in which the per-ounce tax rate is tied to the amount of added sugar present in the beverage: the higher the amount of added sugar, the higher the per-ounce tax rate and Saudi Arabia enacted, effective June 2017, a flat tax rate of 50% on the retail price of carbonated soft drinks. These tax measures, whatever their scope or form, could increase the cost of our products, reduce overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business, financial condition or results of operations.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may reduce demand for such products and could adversely affect our business, financial condition or results of operations.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. These types of provisions have required that we provide a label that highlights perceived concerns about a product or warns consumers to avoid consumption of certain ingredients or substances present in our products. For example, in California in the United States, Proposition 65 requires a specific warning on or relating to any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects or other reproductive harm, unless the level of such substance in the product is below a safe harbor level established by the State of California.
In addition, a number of jurisdictions, both in and outside the United States, have imposed or are considering imposing labeling requirements, including color-coded labeling of certain food and beverage products where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat. The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business, financial condition or results of operations.
Changes in laws and regulations relating to packaging or disposal of our products could continue to increase our costs and reduce demand for our products or otherwise have an adverse impact on our business, reputation, financial condition or results of operations.
Certain of our products are sold in packaging designed to be recoverable for recycling but not all packaging is recovered, whether due to low value, lack of infrastructure or otherwise. The United States and many other jurisdictions have imposed or are considering imposing regulations or policies designed to encourage recycling, including requiring that deposits or certain taxes or fees be charged in connection with the sale, distribution, marketing and use of certain packaging; extended producer responsibility policies which makes brand owners responsible for the costs of recycling products after consumers have used them; and adopting or extending product stewardship policies which could require brand owners to plan for and, if necessary, pay for the recycling or disposal of packaging after consumers have used them. In addition, these jurisdictions may elect to impose regulations or policies to ban the use of certain packaging, such as plastic beverage bottles. Compliance with these laws and regulations could continue to affect our costs or require changes in our distribution model, which could adversely affect our business, financial condition or results of operations. Further, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to packaging or disposal of our products.
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
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and the continued acceleration of e-commerce and other methods of distributing and purchasing products. If we are unable to effectively promote our existing products or introduce new products, if our advertising or marketing campaigns are not effective or if we are otherwise unable to effectively respond to pricing pressure or compete effectively (including in distributing our products effectively and cost efficiently through all existing and emerging channels of trade, including through e-commerce and hard discounters), we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures, which may adversely affect our business, financial condition or results of operations.
Our business, financial condition or results of operations could be adversely affected as a result of political conditions in the markets in which our products are made, manufactured, distributed or sold.
Political conditions in the markets in which our products are made, manufactured, distributed or sold may be difficult to predict and may adversely affect our business, financial condition and results of operations. The results of elections, referendums or other political conditions in the markets in which our products are made, manufactured, distributed or sold could create uncertainty regarding how existing laws and regulations may change, including with respect to sanctions, climate change regulation, taxes, the movement of goods, services and people between countries and other matters, and could result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty. For example, there is continued uncertainty surrounding the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure. Any changes in, or the imposition of new laws, regulations or governmental policy and their related interpretations due to elections, referendums or other political conditions could have an adverse impact on our business, financial conditions and results of operations.
Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, the Middle East, Brazil, China and India. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. The following factors could reduce demand for our products or otherwise impede the growth of our business in developing and emerging markets: unstable economic, political or social conditions; acts of war, terrorist acts, and civil unrest; increased competition; volatility in the economic growth of certain of these markets and the related impact on developed countries who export to these markets; volatile oil prices and the impact on the local economy in certain of these markets; our inability to acquire businesses, form strategic business alliances or to make necessary infrastructure investments; our inability to complete divestitures or refranchisings; imposition of new or increased labeling, product or production requirements, or other restrictions; imposition of new or increased sanctions against, or other regulations restricting contact with, certain countries in these markets, or imposition of new or increased sanctions against U.S. multinational corporations operating in these markets; actions, such as removing our products from shelves, taken by retailers in response to U.S. trade sanctions or other governmental action or policy; foreign ownership restrictions; nationalization of our assets or the assets of our suppliers, bottlers, distributors, joint venture partners or other third parties; imposition of taxes on our products or the ingredients or substances used in our products; government-mandated closure, or threatened closure, of our operations or the operations of our suppliers, bottlers, distributors, joint venture partners, customers or other third parties; restrictions on the import or export of our products or ingredients or substances used in our products; regulations relating to the repatriation of funds currently held in foreign jurisdictions to the United States; highly-inflationary economies, devaluation or fluctuation, such as the devaluation of the Egyptian pound, Turkish lira, Pound sterling, Argentine peso and the Mexican peso, or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or could significantly affect our ability to effectively manage our operations in certain of these markets and could result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with these laws and regulations. If we are unable to expand our businesses in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets, our reputation, business, financial condition or results of operations could be adversely affected.
Uncertain or unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.
Many of the countries in which our products are made, manufactured, distributed and sold have experienced and may, from time to time, continue to experience uncertain or unfavorable economic conditions, such as recessions or economic slowdowns. Our business or financial results may be adversely impacted by uncertain or unfavorable economic conditions in the United States and globally, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets, including speculative influences; highly-inflationary economies, devaluation, fluctuation or demonetization; contraction in the availability of credit in the marketplace due to legislation or economic conditions; the effects of government initiatives, including demonetization, austerity or stimulus measures to manage economic conditions and any changes to or cessation of such initiatives; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are made, manufactured, distributed or sold or of countries that may then impact countries in which our products are made, manufactured, distributed or sold; reduced demand for our products resulting from volatility in general global economic conditions or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other lower-cost products, or to less profitable sales channels; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our customers, consumers, suppliers, bottlers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business, financial condition or results of operations.
In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity events, default or similar risks as a result of unfavorable economic conditions, changing regulatory requirements or other factors beyond our control. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution, or changes in the regulatory environment, may limit the ability or willingness of financial institutions to enter into financial transactions with us, including to provide banking or related cash management services, or to extend credit on terms commercially acceptable to us or at all; may leave us with reduced borrowing capacity or exposed to certain currencies or price risk associated with forecasted purchases of raw materials, including through our use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures; or may result in a decline in the market value of our investments in debt securities, which could have an adverse impact on our business, financial condition or results of operations. Similar risks exist with respect to our customers, suppliers, bottlers, distributors and joint venture partners and could result in their inability to obtain credit to purchase our products or to finance the manufacture and distribution of our products resulting in canceled orders and/or product delays, which could also have an adverse impact on our reputation, business, financial condition or results of operations.
Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cyberattacks or other cyber incidents or if our information systems, or those of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties, are otherwise disrupted.
We depend on information systems and technology, some of which are provided by third parties, including public websites and cloud-based services, for many activities important to our business, including: to interface with our customers and consumers; to engage in marketing activities; to enable and improve the effectiveness of our operations; to order and manage materials from suppliers; to manage inventory; to manage our facilities; to conduct research and development; to maintain accurate financial records; to achieve operational efficiencies; to comply with regulatory, financial reporting, legal and tax requirements; to collect and store sensitive data and confidential information; to communicate electronically among our global operations and with our employees and the employees of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners and other third parties; and to communicate with our investors.
As with other global companies, we are regularly subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
If we do not allocate and effectively manage the resources necessary to build and maintain our information technology infrastructure, including monitoring networks and systems, upgrading our security policies and the skills and training of our employees, and requiring our third-party service providers, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties to do the same, if we or they fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, or if our or their information systems are damaged, compromised, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, technology development defects, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers and consumers; lost revenues resulting from the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities, or the loss of a competitive advantage due to the unauthorized use, acquisition or disclosure of, or access to, confidential information; the incurrence of costs to restore data and to safeguard against future extortion attempts; the loss of, or damage to, intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data or other assets; alteration, corruption or loss of accounting, financial or other data on which we rely for financial reporting and other purposes, which could cause delays in our financial reporting; damage to our reputation or brands; damage to employee, customer and consumer relations; litigation; regulatory enforcement actions or fines; unauthorized disclosure of confidential personal information of our employees, customers or consumers; the loss of information and/or supply chain disruption resulting from the failure of security patches to be developed and installed on a timely basis; violation of data privacy, security or other laws and regulations; and remediation costs.
Further, our information systems and the information stored therein could be compromised by, and we could experience similar adverse consequences due to, unauthorized outside parties accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes (or demonstrating an ability to do so) or by inadvertent or intentional actions by our employees, agents or third parties. We continue to devote significant resources to network security, backup and disaster recovery, and other security measures, including training, to protect our systems and data, but these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. In addition, due to the constantly evolving nature of these security threats, the form and impact of any future incident cannot be predicted.
Similar risks exist with respect to the cloud-based service providers and other third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. The need to coordinate with various third-party vendors may complicate our efforts to resolve any issues that may arise. As a result, we are subject to the risk that the activities associated with our third-party vendors may adversely affect our business even if the attack or breach does not directly impact our systems or information. Moreover, our increased use of mobile and cloud technologies could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control.
While we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents, network failures and data privacy-related concerns, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that may arise from an incident, or the damage to our reputation or brands that may result from an incident.
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
Some of these raw materials and supplies are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions, and some are available from a limited number of suppliers or a sole supplier or are in short supply when seasonal demand is at its peak. We cannot assure that we will be able to maintain favorable arrangements and relationships with these suppliers or that our contingency plans, including development of ingredients, materials or supplies to replace ingredients, materials or supplies sourced from such suppliers, will be effective in preventing disruptions that may arise from shortages or discontinuation of any ingredient that is sourced from such suppliers. In addition, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on consumer goods companies, governmental intervention and consumer response, and could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. The raw materials and energy, including fuel, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake or flooding), disease or pests, agricultural uncertainty, health epidemics or pandemics, governmental incentives and controls (including import/export restrictions), political uncertainties, acts of terrorism, governmental instability or currency exchange rates. Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.
Water is a limited resource in many parts of the world. The lack of available water of acceptable quality and increasing pressure to conserve water in areas of scarcity and stress may lead to: supply chain disruption; adverse effects on our operations; higher compliance costs; capital expenditures (including additional investments in the development of technologies to enhance water efficiency and reduce water consumption); higher production costs; the cessation of operations at, or relocation of, our facilities or the facilities of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; or damage to our reputation, any of which could adversely affect our business, financial condition or results of operations.
Business disruptions could have an adverse impact on our business, financial condition or results of operations.
Our ability, and that of our suppliers and other third parties, including our bottlers, contract manufacturers, joint venture partners, distributors and customers, to make, manufacture, transport, distribute and sell products in our portfolio is critical to our success. Damage or disruption to our or their operations due to any of the following factors could impair the ability to make, manufacture, transport, distribute or sell products in our portfolio: adverse weather conditions (including any potential effects of climate change) or natural disasters, such as a hurricane, tornado, earthquake or flooding; government action; economic or political uncertainties or instability in countries in which such products are made, manufactured, distributed or sold, which may also affect our ability to protect the security of our assets and employees; fire; terrorism; outbreak or escalation of armed hostilities; food safety warnings or recalls, whether related to products in our portfolio or otherwise; health epidemics or pandemics; supply and commodity shortages; unplanned delays or unexpected problems associated with repairs or enhancements of facilities in which such products are made, manufactured, distributed or sold; loss or impairment of key manufacturing sites; cyber incidents, including the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities or those of our suppliers and other third parties who make, manufacture, transport, distribute and sell products in our portfolio; industrial accidents or other occupational health and safety issues; telecommunications failures; power or water shortages; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and other third parties. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition or results of operations, as well as require additional resources to restore operations.
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
We are a leading global beverage, food and snack company with brands that are respected household names throughout the world. Maintaining a good reputation globally is critical to selling our branded products. Our reputation or brand image could be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities, including with respect to human rights, child labor laws and workplace conditions and safety, or failure to require our suppliers or other third parties to do so; the failure to achieve our goals of reducing added sugars, sodium and saturated fat in certain of our products and of growing our portfolio of product choices; the failure to achieve our other sustainability goals or to be perceived as appropriately addressing matters of social responsibility; the failure to protect our intellectual property, including in the event our brands are used without our authorization; health concerns (whether or not valid) about our products or particular ingredients or substances in, or attributes of, our products, including concerns regarding whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes, labeling requirements or other limitations on, or pertaining to, the sale, display or advertising of our products; any failure to comply, or perception of a failure to comply, with our policies and goals, including those regarding advertising to children and reducing calorie consumption from sugar-sweetened beverages; our research and development efforts; the recall (voluntary or otherwise) of any products in our portfolio; our environmental impact, including use of agricultural materials, packaging, water, energy use and waste management; any failure to achieve our goals with respect to reducing our impact on the environment, or perception of a failure to act responsibly with respect to water use and the environment; any failure to achieve our goals with respect to human rights throughout our value chain; the practices of our employees, agents, customers, distributors, suppliers, bottlers, contract manufacturers, joint venture partners or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; consumer perception of our industry; consumer perception of our advertising campaigns, sponsorship arrangements or marketing programs; consumer perception of our use of social media; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties (including others in our industry); or our responses or the responses of others in our industry to any of the foregoing.
In addition, we operate globally, which requires us to comply with numerous local regulations, including, without limitation, anti-corruption laws, competition laws and tax laws and regulations of the jurisdictions in which our products are made, manufactured, distributed or sold. In the event that we or our employees engage in or are believed to have engaged in improper activities, we may be subject to regulatory proceedings, including enforcement actions, litigation, loss of sales or other consequences, which may cause us to suffer damage to our reputation in the United States or abroad. Failure to comply with local laws and regulations, to maintain an effective system of internal control or to provide accurate and timely financial information could also hurt our reputation. In addition, water is a limited resource in many parts of the world and demand for water continues to rise. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to water use.
Further, the popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. As a result, negative or inaccurate posts or comments about us, our products, policies, practices, advertising campaigns and marketing programs or sponsorship arrangements; our use of social media or of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; consumer perception of any of the foregoing, or failure by us to respond effectively to any of the foregoing, may also generate adverse publicity (whether or not valid) that could damage our reputation.
Damage to our reputation or brand image or loss of consumer confidence in our products or employees for any of these or other reasons could result in decreased demand for our products and could adversely affect our business, financial condition or results of operations, as well as require additional resources to rebuild our reputation.
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
With respect to acquisitions, the following factors also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the acquired company’s manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company; our ability to successfully operate in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming standards, controls (including internal control over financial reporting, environmental compliance, health and safety compliance and compliance with other laws and regulations), procedures and policies, business cultures and compensation structures between us and the acquired company; consolidating and streamlining corporate and administrative infrastructures and avoiding increased operating expenses; consolidating sales and marketing operations; retaining existing customers and attracting new customers; retaining existing distributors; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition; and other unanticipated problems or liabilities, such as contingent liabilities and litigation.
With respect to joint ventures, we share ownership and management responsibility with one or more parties who may or may not have the same goals, strategies, priorities, resources or values as we do. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Business decisions or other actions or omissions of our joint venture partners may adversely affect the value of our investment, result in litigation or regulatory action against us or otherwise damage our reputation and brands and adversely affect our business, financial condition or results of operations.
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
We conduct impairment tests on our goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets annually, during our third quarter, or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists. Any changes in our estimates or underlying assumptions regarding the future performance of our reporting units or in determining the fair value of any such reporting unit, including goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets, could adversely affect our results of operations. Factors that could result in an impairment include, but are not limited to: significant negative economic or industry trends or competitive operating conditions; significant macroeconomic conditions that may result in a future increase in the weighted-average cost of capital used to estimate fair value; and significant changes in the nature and timing of decisions regarding assets or markets that do not perform consistent with our expectations, including factors we use to estimate future levels of sales, operating profit or cash flows. Future impairment charges could have a significant adverse effect on our results of operations in the periods recognized.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are made, manufactured, distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, on December 22, 2017, the Tax Cuts and Jobs Act (TCJ Act) was signed into law in the United States. The changes in the TCJ Act are broad and complex and we continue to examine the impact the TCJ Act may have on our business and financial results. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings regardless of whether they are repatriated, reduced the U.S. corporate income tax rate from 35% to 21%, imposed limitations on the deductibility of interest and certain other corporate deductions, and moved from a “worldwide” system of taxation that generally allows deferral of U.S. tax on international earnings until repatriated to a “territorial”/dividend exemption system with a minimum tax that will subject international earnings to U.S. tax when earned. In accordance with applicable SEC guidance, we recorded a provisional net tax expense in the fourth quarter of 2017 resulting from the enactment of the TCJ Act. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act. For further information regarding the potential impact of the TCJ Act, see “Our Liquidity and Capital Resources” and “Our Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to our consolidated financial statements.
Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations. In addition, in connection with the Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.
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
The loss of, or a significant reduction in sales to, any key customer or disruption in the retail landscape, including rapid growth in hard discounters and the e-commerce channel, could adversely affect our business, financial condition or results of operations.
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, hard discounters, e-commerce retailers and authorized independent bottlers, among others. We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers could adversely affect our business, financial condition or results of operations.
In addition, our industry has been affected by changes to the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications as well as the integration of physical and digital operations among retailers. We are making significant investments in attracting talent to and building our global e-commerce capabilities. Although we are engaged in e-commerce with respect to many of our products, if we are unable to maintain and develop successful relationships with existing and new e-commerce retailers or otherwise adapt to the growing e-commerce landscape, while simultaneously maintaining relationships with our key customers operating in traditional retail channels, we may be disadvantaged in certain channels and with certain customers and consumers, which could adversely affect our business, financial condition or results of operations. In addition, the growth in e-commerce may result in consumer price deflation, which may affect our relationships with key retail customers. If these e-commerce retailers were to take significant market share away from traditional retailers and/or we fail to adapt to the rapidly changing retail and e-commerce landscapes, our ability to maintain and grow our share of sales or volume and our business, financial condition or results of operations could be adversely affected.
Further, the retail landscape continues to be impacted by the increased consolidation of retail ownership and purchasing power, particularly in North America, Europe and Latin America, resulting in large retailers with increased purchasing power, which may impact our ability to compete in these areas. Such retailers may demand improved efficiency, lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks, other distribution channels such as e-commerce, or private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. In addition, the growth of hard discounters that are focused on limiting the number of items they sell and selling predominantly private label brands may reduce our ability to sell our products through such retailers. Failure to appropriately respond to any of the foregoing, including failure to offer effective sales incentives and marketing programs to our customers, could reduce our ability to secure adequate shelf space and product availability at our retailers, adversely affect our ability to maintain or grow our share of sales or volume, and adversely affect our business, financial condition or results of operations.

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
If we are not able to successfully implement shared services or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We have entered into agreements with third-party service providers to utilize certain information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and may enter into agreements for shared services in other functions in the future to achieve cost savings and efficiencies. In addition, we utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, adverse effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale.
We continue on our multi-year business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently, and remain in step with the changing needs of our business, which could result in the loss of customers or consumers and revenue. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers or consumers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting. To date, this transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.
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
There is concern that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, oranges and other fruits and potatoes. Natural disasters and extreme weather conditions, such as a hurricane, earthquake or flooding, may disrupt the productivity of our facilities or the operation of our supply chain and unfavorably impact the demand for, or our consumer’s ability to purchase, our products. The predicted effects of climate change may also exacerbate challenges regarding the availability and quality of water. As demand for water access continues to increase around the world, we may be subject to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
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
In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to water use and the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or water scarcity could result in adverse publicity and could adversely affect our business, reputation, financial condition or results of operations.
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

A portion of our workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, could cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
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
Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations could have an adverse impact on our business, financial condition or results of operations.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients including sugar, sodium and saturated fat, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, environmental, privacy, employment, tax and insurance matters and matters relating to our compliance with applicable laws and regulations. We evaluate such matters to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as appropriate. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in these matters, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. In the event that management’s assessment of actual or potential claims and proceedings proves inaccurate or litigation, claims, proceedings, inquiries or investigations that are material arise in the future, there may be a material adverse effect on our business, financial condition or results of operations. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, may also require us to incur significant expense and devote significant resources, and may generate adverse publicity that may damage our reputation or brand image, which could have an adverse impact on our business, financial condition or results of operations.
Many factors may adversely affect the price of our publicly traded securities.
Many factors may adversely affect the price of our common stock and publicly traded debt. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our business, strategies and performance or those of our competitors; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business, strategies and performance or those of our competitors; developments relating to pending litigation, claims, investigations or inquiries; trading activity in our securities or trading activity in derivative instruments with respect to our securities; changes in our credit ratings; the impact of our share repurchase programs or dividend policy; and the outcome of referenda and elections. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure and our strategy, including as a result of business, legal, regulatory and tax considerations, may not have the impact we intend and may adversely affect the price of our securities. The above factors, as well as the other risks included in this “Item 1A. Risk Factors,” could adversely affect the price of our securities.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

Item 2. Properties.
Our principal executive offices located in Purchase, New York and our facilities located in Plano, Texas, all of which we own, are our most significant corporate properties.
Each division utilizes plants, warehouses, distribution centers, storage facilities, offices and other facilities, either owned or leased, in connection with making, marketing, distributing and selling our products. The approximate number of such facilities utilized by each division is as follows:

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Shared(a)
Plants (b)	35	5	65	50	85	50	5
Other Facilities (c)	1,680	3	440	585	340	345	40

(a)	Shared properties are in addition to the other properties reported by our six divisions identified in this table.

(b)	Includes manufacturing and processing plants as well as bottling and production plants.

(c)	Includes warehouses, distribution centers, storage facilities, offices, including division headquarters, research and development facilities and other facilities.
Significant properties by division included in the table above are as follows:

•	FLNA’s research and development facility in Plano, Texas, which is owned.

•	QFNA’s food plant in Cedar Rapids, Iowa, which is owned.

•	NAB’s research and development facility in Valhalla, New York, and a Tropicana plant in Bradenton, Florida, both of which are owned.

•	Latin America’s three snack plants in Mexico (one in Vallejo, one in Celaya and one in Monterrey) and one in Brazil (Sorocaba), all of which are owned.

•
ESSA’s snack plant in Leicester, United Kingdom, which is leased; its snack plant in Kashira, Russia, its fruit juice plant in Zeebrugge, Belgium, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned.

•
AMENA’s beverage plants in Tanta City, Egypt and Rayong, Thailand, and its snack plant in Sixth of October City, Egypt, all of which are owned; and its snack plant in Riyadh, Saudi Arabia, which is leased.

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

Item 3. Legal Proceedings.
As previously disclosed, in January 2011, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority, began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland. In July 2013, Wojewodzka Inspekcja Ochrony Srodowiska alleged that the plant was not in compliance in 2009 with applicable regulations governing the taking of water samples for analysis of the plant’s waste and sought monetary sanctions of $650,000 and, in August 2013, PCGB appealed this decision. In April 2015, the General Environmental Inspector for Environmental Protection upheld the sanctions against PCGB and, in May 2015, PCGB further appealed this decision. In October 2015, Viovodeship Administrative Court in Warsaw rejected our appeal and, in December 2015, PCGB filed an extraordinary appeal in the Supreme Administrative Court. In October 2017, the Supreme Administrative Court issued a final, non-appealable decision, rejecting our appeal and we agreed to invest funds up to the penalty amount(s) into the bottling plant to fully resolve the matter.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Sanctions imposed by foreign authorities are levied in local currency and disclosed using the U.S. dollar equivalent at the time of imposition and are subject to currency fluctuations. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors.”
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Albert P. Carey	66	Chief Executive Officer, North America
Sanjeev Chadha	58	Chairman, Asia, Middle East and North Africa
Ruth Fattori	65	Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo
Marie T. Gallagher	58	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	56	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Dr. Mehmood Khan	59	Vice Chairman, PepsiCo; Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development
Ramon Laguarta	54	President, PepsiCo
Laxman Narasimhan	50	Chief Executive Officer, Latin America and Europe Sub-Saharan Africa
Indra K. Nooyi	62	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	50	President, Europe Sub-Saharan Africa
Vivek Sankaran	55	President and Chief Operating Officer, Frito-Lay North America
Mike Spanos	53	Chief Executive Officer, Asia, Middle East and North Africa
Kirk Tanner	49	President and Chief Operating Officer, North America Beverages
David Yawman	49	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Albert P. Carey, 66, was appointed Chief Executive Officer, North America, effective April 2016. Mr. Carey previously served as Chief Executive Officer, North America Beverages from July 2015 to April 2016, as Chief Executive Officer, PepsiCo Americas Beverages from 2011 to July 2015 and as President and Chief Executive Officer of Frito-Lay North America from 2006 to 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from 2003 until 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages and Foods North America from 2002 to 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from 1998 to 2002.
Sanjeev Chadha, 58, was appointed Chairman, Asia, Middle East and North Africa, effective January 2018. Mr. Chadha previously served as Chief Executive Officer, Asia, Middle East and North Africa from July 2015 to January 2018, as Chief Executive Officer, PepsiCo Asia, Middle East and Africa from 2013 to July 2015, as President of PepsiCo’s Middle East and Africa region from 2011 to 2013 and as President of PepsiCo’s India region from 2009 to 2010. Mr. Chadha joined PepsiCo in 1989 and has held a variety of senior positions with the Company. He served as Senior Vice President - Commercial, Asia Pacific, including China and India, Senior General Manager, Vietnam and the Philippines, and held other leadership roles in sales, marketing, innovation and franchise.
Ruth Fattori, 65, was appointed Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo effective October 2017. Ms. Fattori previously served as PepsiCo’s Senior Vice President, Talent Management, Training and Development from February 2013 until October 2017. Prior to joining PepsiCo, Ms. Fattori was managing partner of Pecksland Partners, LLC from 2009 to February 2013. From 2008 to 2009, Ms. Fattori served as Executive Vice President and Chief Administrative Officer for MetLife, Inc. From 2004 to 2008, Ms. Fattori served as Executive Vice President of Human Resources at Motorola, Inc. and, prior to that, held senior human resources positions at JPMorgan Chase & Co. and Siemens Corporation.

Marie T. Gallagher, 58, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand.
Hugh F. Johnston, 56, was appointed Vice Chairman, PepsiCo in July 2015 and Executive Vice President and Chief Financial Officer, PepsiCo in March 2010. Mr. Johnston assumed responsibility for the Company’s global e-commerce business and the Company’s global business and information solutions function in July 2015. He previously held responsibility for the Quaker Foods North America division from 2014 to 2016, the position of Executive Vice President, Global Operations from 2009 to 2010 and the position of President of Pepsi-Cola North America from 2007 to 2009. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from 2006 until 2007. From 2005 until 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Dr. Mehmood Khan, 59, was appointed Vice Chairman, PepsiCo in February 2015 and Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group from 2010 to May 2012 and the position of PepsiCo’s Chief Scientific Officer from 2008 to May 2012. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic from 2001 until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Ramon Laguarta, 54, was appointed President, PepsiCo in September 2017. He previously held the positions of Chief Executive Officer, Europe Sub-Saharan Africa from July 2015 to September 2017, Chief Executive Officer, PepsiCo Europe from January 2015 to July 2015, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to January 2015 and President, PepsiCo Eastern Europe Region from 2008 to 2012. Mr. Laguarta joined PepsiCo in 1996 as a marketing vice president for Spain Snacks and served in a variety of positions, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, General Manager for Iberia Snacks and Juices from 2002 to 2006 and General Manager for Greece Snacks from 1999 to 2001. Prior to joining PepsiCo in 1996, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Europe, Asia, and the United States.
Laxman Narasimhan, 50, was appointed Chief Executive Officer, Latin America and Europe Sub-Saharan Africa in September 2017. He previously held the positions of Chief Executive Officer, Latin America from 2015 to September 2017, Chief Executive Officer, PepsiCo Latin America Foods from 2014 to July 2015 and Senior Vice President and Chief Financial Officer of PepsiCo Americas Foods, a business unit that had previously included the Company’s Frito-Lay North America, Quaker Foods North America and Latin America Foods divisions, from 2012 to 2014. Prior to joining PepsiCo in 2012, Mr. Narasimhan spent 19 years at McKinsey & Company, where he served in various positions, including as a director and location manager of the New Delhi office and co-leader of the global consumer and shopper insights practice.
Indra K. Nooyi, 62, has been PepsiCo’s Chief Executive Officer since 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and

Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi has served as a director of Schlumberger Ltd. since 2015.
Silviu Popovici, 50, was appointed President, Europe Sub-Saharan Africa effective September 2017. Mr. Popovici previously served as President, Russia, Ukraine and CIS (The Commonwealth of Independent States) from August 2015 to September 2017, and as President, PepsiCo Russia from January 2013 to July 2015. Mr. Popovici joined PepsiCo in 2011 following PepsiCo’s acquisition of Wimm-Bill-Dann Foods OJSC (WBD) and served as General Manager, WBD Foods Division from February 2011 until December 2012. Prior to the acquisition, Mr. Popovici held senior leadership roles at WBD, running its dairy business from 2008 to 2011 and its beverages business from 2006 to 2008.
Vivek Sankaran, 55, was appointed President and Chief Operating Officer, Frito-Lay North America, effective April 2016. Prior to that, Mr. Sankaran served as Chief Operating Officer, Frito-Lay North America from February 2016 to April 2016; Chief Commercial Officer, North America from 2014 to February 2016; Chief Customer Officer for Frito-Lay North America from 2012 to 2014; Senior Vice President and General Manager, Frito-Lay North America’s south business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development from 2009 to 2010. Prior to joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey & Company, where he advised Fortune 100 companies with a focus on retail and high tech and co-led the North America purchasing and supply management practice.
Mike Spanos, 53, was appointed Chief Executive Officer, Asia, Middle East and North Africa, effective January 2018. Mr. Spanos previously served as interim head of PepsiCo’s Asia, Middle East and North Africa division from October 2017 to January 2018 and as President and Chief Executive Officer, PepsiCo Greater China Region, from September 2014 to January 2018. Prior to that, Mr. Spanos served as Senior Vice President and Chief Customer Officer, PepsiCo North America Beverages from October 2011 to September 2014, as Senior Vice President and General Manager, PepsiCo Beverages Company’s west business unit from March 2011 to October 2011 and as Senior Vice President, Retail Sales and Execution, PepsiCo Beverages Company from March 2010 to March 2011. Mr. Spanos joined PepsiCo in 1993 as a territory sales manager and unit manager in the Philadelphia market unit and served in various other leadership roles through March 2010. Prior to joining PepsiCo, Mr. Spanos served in the United States Marines Corps from 1987 to 1993, and with Tallahassee Medical Company as a sales representative in 1993.
Kirk Tanner, 49, was appointed President and Chief Operating Officer, North America Beverages, effective April 2016. Prior to that, Mr. Tanner served as Chief Operating Officer, North America Beverages and President, Global Foodservice from December 2015 to April 2016 and President, Global Foodservice from 2014 to December 2015. Mr. Tanner joined PepsiCo in 1992, where he has worked in numerous domestic and international locations and in a variety of roles, including senior vice president of Frito-Lay North America’s west region from 2009 to 2013; vice president, sales of PepsiCo UK and Ireland from 2008 to 2009; region vice president, Frito-Lay North America’s Mountain region from 2005 to 2008; region vice president, Frito-Lay North America’s Mid-America region from 2002 to 2005; and region vice president, Frito-Lay North America’s California region from 2000 to 2002.
David Yawman, 49, was appointed Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo effective October 2017. Prior to that, Mr. Yawman served as Senior Vice President and Deputy General Counsel for PepsiCo and General Counsel for North America and Corporate from July 2017 to October 2017. He previously served as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, North America Beverages and Quaker Foods North America from July 2015 to July 2017, as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, PepsiCo America Beverages from April 2014 to July 2015, as Senior Vice President, PepsiCo Chief Compliance and Ethics

Officer from March 2012 to April 2014 and as Senior Vice President, General Counsel, Pepsi Beverages Company from February 2010 to March 2012. Prior to that, he spent five years in the law department of The Pepsi Bottling Group, Inc. (PBG) and, prior to that, was a member of PepsiCo’s corporate law department from the time he joined PepsiCo in 1998 until 2003.
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Trading Symbol – PEP
Stock Exchange Listings – Since December 20, 2017, our common stock has traded on The Nasdaq Global Select Market. Before December 20, 2017, our common stock traded on The New York Stock Exchange. Our common stock is also listed on the Chicago Stock Exchange and SIX Swiss Exchange.
Stock Prices – The quarterly composite high and low sales prices for PepsiCo common stock for each fiscal quarter of 2017 and 2016 as reported on The New York Stock Exchange through December 19, 2017 and The Nasdaq Global Select Market from December 20, 2017 through December 30, 2017, are contained in “Item 6. Selected Financial Data.”
Shareholders – As of February 6, 2018, there were approximately 120,156 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 5, 2018, the Board of Directors declared a quarterly dividend of $0.805 payable March 30, 2018, to shareholders of record on March 2, 2018. For the remainder of 2018, the dividend record dates for these payments are expected to be June 1, September 7 and December 7, 2018, subject to approval of the Board of Directors. Information with respect to the quarterly dividends declared in 2017 and 2016 is contained in “Item 6. Selected Financial Data.”
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2017 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
9/9/2017				$5,857

9/10/2017 - 10/7/2017	1.5	$112.85	1.5	(167)
				5,690
10/8/2017 - 11/4/2017	1.3	$111.00	1.3	(139)
				5,551
11/5/2017 - 12/2/2017	1.1	$114.32	1.1	(126)
				5,425
12/3/2017 - 12/30/2017	0.6	$117.55	0.6	(72)
Total	4.5	$113.34	4.5	$5,353

(a)	All shares were repurchased in open market transactions pursuant to publicly announced repurchase programs.

(b)
Includes shares authorized for repurchase under the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expires on June 30, 2018. On February 13, 2018, we publicly announced a new repurchase program of up to $15 billion of our common stock, which will commence on July 1, 2018 and expire on June 30, 2021, and such shares are excluded from the above table. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

In connection with our merger with The Quaker Oats Company (Quaker) in 2001, shares of our convertible preferred stock were authorized and issued to an employee stock ownership plan (ESOP) fund established by Quaker. In the fourth quarter of 2017, PepsiCo repurchased shares of its convertible preferred stock from the ESOP in connection with share redemptions by ESOP participants. See Note 11 to our consolidated financial statements for additional information on our convertible preferred stock.
The Company does not have any authorized, but unissued, “blank check preferred stock.”
The following table summarizes our convertible preferred share repurchases during the fourth quarter of 2017.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/10/2017 - 10/7/2017	—	$—	N/A	N/A

10/8/2017 - 11/4/2017	1,000	$548.21	N/A	N/A

11/5/2017 - 12/2/2017	—	$—	N/A	N/A

12/3/2017 - 12/30/2017	900	$578.48	N/A	N/A
Total	1,900	$562.55	N/A	N/A

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

	2017	2016	2015	2014	2013
Net revenue (a)	$63,525	$62,799	$63,056	$66,683	$66,415
Operating profit	$10,509	$9,785	$8,353	$9,581	$9,705
Provision for income taxes (b)	$4,694	$2,174	$1,941	$2,199	$2,104
Net income attributable to PepsiCo (b)	$4,857	$6,329	$5,452	$6,513	$6,740
Net income attributable to PepsiCo per common share – basic (b)	$3.40	$4.39	$3.71	$4.31	$4.37
Net income attributable to PepsiCo per common share – diluted (b)	$3.38	$4.36	$3.67	$4.27	$4.32
Cash dividends declared per common share	$3.1675	$2.96	$2.7625	$2.5325	$2.24
Total assets	$79,804	$73,490	$68,976	$69,634	$76,762
Long-term debt	$33,796	$30,053	$29,213	$23,821	$24,333

(a)
Our fiscal 2016 results included an extra week of results. The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(b)	Includes the provisional impact of the TCJ Act enacted in 2017. See Note 5 to our consolidated financial statements for additional information.
The following information highlights certain items that impacted our results of operations and financial condition for the five years presented above:

	2017
	Operating profit	Provision for income taxes(c)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (d)	$15	$(7)	$8	$0.01
Restructuring and impairment charges (e)	$(295)	$71	$(224)	$(0.16)
Provisional net tax expense related to the TCJ Act (f)	$—	$(2,451)	$(2,451)	$(1.70)
Gain on sale of Britvic plc (Britvic) securities (g)	$95	$(10)	$85	$0.06
Gain on beverage refranchising (h)	$140	$(33)	$107	$0.07
Gain on sale of assets (i)	$87	$(25)	$62	$0.04

	2016
	Operating profit	Interest expense	Provision for income taxes(c)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (d)	$167	$—	$(56)	$—	$111	$0.08
Restructuring and impairment charges (e)	$(160)	$—	$26	$3	$(131)	$(0.09)
Charge related to the transaction with Tingyi (j)	$(373)	$—	$—	$—	$(373)	$(0.26)
Charge related to debt redemption (k)	$—	$(233)	$77	$—	$(156)	$(0.11)
Pension-related settlement charge (l)	$(242)	$—	$80	$—	$(162)	$(0.11)
53rd reporting week (m)	$126	$(19)	$(44)	$(1)	$62	$0.04

	2015
	Operating profit	Provision for income taxes(c)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (d)	$11	$(3)	$8	$—
Restructuring and impairment charges (e)	$(230)	$46	$(184)	$(0.12)
Charge related to the transaction with Tingyi (j)	$(73)	$—	$(73)	$(0.05)
Pension-related settlement benefits (l)	$67	$(25)	$42	$0.03
Venezuela impairment charges (n)	$(1,359)	$—	$(1,359)	$(0.91)
Tax benefit (o)	$—	$230	$230	$0.15
Müller Quaker Dairy (MQD) impairment (p)	$(76)	$28	$(48)	$(0.03)
Gain on beverage refranchising (h)	$39	$(11)	$28	$0.02
Other productivity initiatives (q)	$(90)	$24	$(66)	$(0.04)
Joint venture impairment charge (r)	$(29)	$—	$(29)	$(0.02)

	2014
	Operating profit	Provision for income taxes(c)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (d)	$(68)	$24	$—	$(44)	$(0.03)
Restructuring and impairment charges (e)	$(418)	$99	$3	$(316)	$(0.21)
Pension-related settlement charge (l)	$(141)	$53	$—	$(88)	$(0.06)
Venezuela remeasurement charge (s)	$(105)	$—	$—	$(105)	$(0.07)
Gain on sale of assets (i)	$31	$3	$—	$34	$0.02
Other productivity initiatives (q)	$(67)	$13	$—	$(54)	$(0.04)

	2013
	Operating profit	Provision for income taxes(c)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (d)	$(72)	$28	$(44)	$(0.03)
Restructuring and impairment charges (e)	$(163)	$34	$(129)	$(0.08)
Tax benefit (o)	$—	$209	$209	$0.13
Venezuela remeasurement charge (s)	$(111)	$—	$(111)	$(0.07)
Merger and integration charges (t)	$(10)	$2	$(8)	$(0.01)
Gain on beverage refranchising (h)	$137	$—	$137	$0.09

(c)
Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction and tax year and, in 2017, the impact of the TCJ Act is presented separately.

(d)	Mark-to-market net gains and losses on commodity derivatives in corporate unallocated expenses.

(e)	Expenses related to the 2014 Multi-Year Productivity Plan (2014 Productivity Plan) and 2012 Multi-Year Productivity Plan (2012 Productivity Plan). See Note 3 to our consolidated financial statements.

(f)	In 2017, provisional net tax expense associated with the enactment of the TCJ Act. See Note 5 to our consolidated financial statements.

(g)	In 2017, gain in the ESSA segment associated with the sale of our minority stake in Britvic.

(h)
In 2017, gain in the AMENA segment associated with refranchising our beverage business in Jordan. See Note 14 to our consolidated financial statements. In 2015 and 2013, gains in the AMENA segment associated with refranchising a portion of our beverage businesses in India and the refranchising of our beverage business in Vietnam, respectively.

(i)
In 2017, gains associated with the sale of assets in the following segments: $17 million in FLNA, $21 million in NAB, $21 million in AMENA and $28 million in corporate unallocated expenses. In 2014, gain in the ESSA segment associated with the sale of agricultural assets in Russia.

(j)
In 2016, impairment charge in the AMENA segment to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value. In 2015, write-off in the AMENA segment of the value of a call option to increase our holding in TAB to 20%. See Note 9 to our consolidated financial statements.

(k)
In 2016, interest expense primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. See Note 8 to our consolidated financial statements.

(l)
In 2016, pension settlement charge in corporate unallocated expenses related to the purchase of a group annuity contract. In 2015, benefits in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions. In 2014, lump sum settlement charges in corporate unallocated expenses related to payments for pension liabilities to certain former employees who had vested benefits.

(m)	Our fiscal 2016 results included the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(n)
In 2015, charges in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. See Note 1 to our consolidated financial statements.

(o)
In 2015, non-cash tax benefit associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011. In 2013, non-cash tax benefit associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserve for uncertain tax positions for the tax years 2003 through 2012.

(p)	In 2015, impairment charges in the QFNA segment associated with our MQD joint venture investment, including a charge related to ceasing its operations.

(q)	In 2015 and 2014, expenses related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.

(r)	In 2015, impairment charge in the AMENA segment associated with a joint venture in the Middle East.

(s)
In 2014, net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was in corporate unallocated expenses, with the balance (equity income of $21 million) in our Latin America segment. In 2013, net charge related to the devaluation of the bolivar for our Venezuelan businesses. $124 million of this charge was in corporate unallocated expenses, with the balance (equity income of $13 million) in our Latin America segment.

(t)	In 2013, merger and integration charges in the ESSA segment related to our acquisition of WBD.

Selected Quarterly Financial Data
Selected financial data for 2017 and 2016 is summarized as follows and highlights certain items that impacted our quarterly results (in millions except per share amounts, unaudited):

	2017						2016
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue (a)	$12,049		$15,710		$16,240	$19,526	$11,862	$15,395	$16,027	$19,515
Gross profit	$6,763		$8,654		$8,874	$10,449	$6,711	$8,565	$8,743	$10,571
Operating profit	$1,933		$2,990		$2,993	$2,593	$1,619	$2,964	$2,821	$2,381
Mark-to-market net impact (b)	$(14)		$(26)		$27	$28	$46	$100	$(39)	$60
Restructuring and impairment charges (c)	$(27)		$(34)		$(8)	$(226)	$(30)	$(49)	$(27)	$(54)
Provisional net tax expense related to the TCJ Act (d)	—		—		—	$(2,451)	—	—	—	—
Gain on sale of Britvic securities (e)	—	—	$95	—	—	—	—	—	—	—
Gain on beverage refranchising (f)	—	—	—	—	—	$140	—	—	—	—
Gain on sale of assets (g)	—		—		$21	$66	—	—	—	—
Charge related to the transaction with Tingyi (h)	—		—		—	—	$(373)	—	—	—
Charge related to debt redemption (i)	—		—		—	—	—	—	—	$(233)
Pension-related settlement charge (j)	—		—		—	—	—	—	—	$(242)
53rd reporting week (k)	—		—		—	—	—	—	—	$126
Provision for income taxes (l)	$392		$656		$620	$3,026	$442	$718	$600	$414
Net income/(loss) attributable to PepsiCo (l)	$1,318		$2,105		$2,144	$(710)	$931	$2,005	$1,992	$1,401
Net income/(loss) attributable to PepsiCo per common share (l)
Basic	$0.92		$1.47		$1.50	$(0.50)	$0.64	$1.39	$1.38	$0.98
Diluted	$0.91		$1.46		$1.49	$(0.50)	$0.64	$1.38	$1.37	$0.97
Cash dividends declared per common share	$0.7525		$0.805		$0.805	$0.805	$0.7025	$0.7525	$0.7525	$0.7525
Stock price per share (m)
High	$112.38		$118.12		$119.39	$120.57	$102.12	$106.94	$110.94	$109.71
Low	$101.06		$111.34		$112.25	$106.19	$93.25	$100.00	$101.30	$98.50

(a)
Our fiscal 2016 results included a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(b)	Mark-to-market net gains and losses on commodity derivatives in corporate unallocated expenses.

(c)	Expenses related to the 2014 and 2012 Productivity Plans. See Note 3 to our consolidated financial statements.

(d)	In 2017, provisional net tax expense associated with the enactment of the TCJ Act. See Note 5 to our consolidated financial statements.

(e)	In 2017, gain in the ESSA segment associated with the sale of our minority stake in Britvic. See Note 9 to our consolidated financial statements.

(f)	In 2017, gain in the AMENA segment associated with refranchising our beverage business in Jordan. See Note 14 to our consolidated financial statements.

(g)	In 2017, gains associated with the sale of assets in the following segments: $17 million in FLNA, $21 million in NAB, $21 million in AMENA and $28 million in corporate unallocated expenses.

(h)	In 2016, impairment charge in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. See Note 9 to our consolidated financial statements.

(i)
In 2016, interest expense primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. See Note 8 to our consolidated financial statements.

(j)	In 2016, pension settlement charge in corporate unallocated expenses related to the purchase of a group annuity contract.

(k)	Our fiscal 2016 results included the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(l)	Includes the provisional impact of the TCJ Act enacted in the fourth quarter of 2017. See Note 5 to our consolidated financial statements for additional information.

(m)
Reflects the quarterly composite high and low sales prices for one share of PepsiCo common stock as reported on The New York Stock Exchange from December 27, 2015 through December 19, 2017 and The Nasdaq Global Select Market from December 20, 2017 through December 30, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 130. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common stock per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

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
At PepsiCo, we are focused on operating our company in a way that generates sustained financial growth and consistently strong returns and is also responsive to the needs of the world around us. We call this approach Performance with Purpose — it is embedded into our business and our strategy — and it enabled us to deliver another year of strong performance in 2017.
As we look to 2018 and beyond, we believe our Performance with Purpose strategy will enable us to continue delivering strong performance while positioning our Company for long-term sustainable growth.
Our strategies are designed to address key challenges facing our Company, including: macroeconomic and political volatility and the continued rebalancing of the economic world; shifting consumer preferences and increasing demand for more nutritious foods and beverages; the disruption of retail; the expansion of hard discounters; and the emergence of niche brands laying claim to large consumer segments, particularly in developed markets. We intend to focus on the following areas to address and adapt to these challenges:

•
Utilizing the strength of our distribution system to offer consumers a wide array of choices, from “fun-for-you” to “better-for-you” to “good-for-you” products to meet consumers’ demand for more nutritious foods and beverages;

•	Continuing to strengthen our retail and foodservice relationships to sell our products faster, increase cash flow and engage consumers;

•	Minimizing our environmental footprint to streamline costs and mitigate our operational impact on the communities in which we operate;

•	Continuing to invest in our associates so that we have the best talent to position our company for continued growth; and

•	Continuing our investments in e-commerce and digital solutions to meet changing consumer consumption patterns and capture cost savings while streamlining our operations.
See also “Item 1A. Risk Factors” for additional information about risks and uncertainties that the Company faces.
Our Operations
See “Item 1. Business” for information on our divisions and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers and competition. In addition, see Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.
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
Our Business Risks
We are subject to risks in the normal course of business. During 2017 and 2016, certain jurisdictions in which our products are made, manufactured, distributed or sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues, and currency fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
The hurricanes and earthquakes which occurred in the third and fourth quarters of 2017 in North and Central America did not materially impact our consolidated financial results in 2017.
In addition, certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient.
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
In addition, our industry has been affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape and to identify actions we may take to build our global e-commerce capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. The changes in the TCJ Act are broad and complex and we continue to examine the impact the TCJ Act may have on our business and financial results. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion in the fourth quarter of 2017. See further information in “Items Affecting Comparability.” The recorded impact of the TCJ Act is provisional and the final amount may differ from the above estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act. For additional information, see “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements.
See also “Item 1A. Risk Factors,” “Executive Overview” above and “Market Risks” below for more information about these risks and the actions we have taken to address key challenges.
Risk Management Framework
The achievement of our strategic and operating objectives involves taking risks and that those risks may evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations, we leverage an integrated risk management framework. This framework includes the following:

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

◦	The Compensation Committee of the Board reviews PepsiCo’s employee compensation policies and practices to assess whether such policies and practices could lead to unnecessary risk-taking behavior;

◦	The Nominating and Corporate Governance Committee assists the Board in its oversight of the Company’s governance structure and other corporate governance matters, including succession planning; and

◦
The Public Policy and Sustainability Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key public policy and sustainability matters.

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
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements. See “Uncertain or unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” and “Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy, water and other supplies.” in “Item 1A. Risk Factors.” See “Our Liquidity and Capital Resources” for further information on our non-cancelable purchasing commitments.
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
Commodity Prices
Our commodity derivatives had a total notional value of $0.9 billion as of December 30, 2017 and $0.8 billion as of December 31, 2016. At the end of 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2017 by $96 million.
Foreign Exchange
Our operations outside of the United States generated 42% of our net revenue in 2017, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue in 2017. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. During 2017, unfavorable foreign exchange had a net nominal impact on net revenue growth due to declines in the Egyptian pound, Turkish lira and Pound sterling, offset by appreciation in the Russian ruble, Brazilian real and euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Brazil, China, India, Mexico, the

Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, and the potential impact for the ESSA segment and our other businesses.
Starting in 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. These sanctions have not had and are not expected to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, net revenue generated by our operations in Russia represented 5%, 4% and 4% of our consolidated net revenue, respectively. As of December 30, 2017, our long-lived assets in Russia were $4.7 billion.
Our foreign currency derivatives had a total notional value of $1.6 billion as of December 30, 2017 and December 31, 2016. The total notional amount of our debt instruments designated as net investment hedges was $1.5 billion as of December 30, 2017 and $0.8 billion as of December 31, 2016. At the end of 2017, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2017 by $125 million.
Due to exchange restrictions and other conditions that significantly impact our ability to effectively manage our businesses in Venezuela and realize earnings generated by our Venezuelan businesses, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. In 2015, we recorded pre- and after-tax charges of $1.4 billion in our income statement to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2017, and we expect these conditions will continue for the foreseeable future.
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
Interest Rates
Our interest rate derivatives had a total notional value of $14.2 billion as of December 30, 2017 and $11.2 billion as of December 31, 2016. Assuming year-end 2017 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2017 by $25 million due to higher cash and cash equivalents and short-term investments levels as compared with our variable rate debt.

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
In 2017, total servings decreased 1% compared to 2016. In 2016, total servings increased 3% compared to 2015. Excluding the impact of the 53rd reporting week in 2016, total servings in 2017 was even with the prior year and total servings in 2016 increased 2% compared to 2015. Servings growth reflects adjustments to the prior year results for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015.

Consolidated Net Revenue and Operating Profit

				Change
	2017	2016	2015	2017	2016
Net revenue	$63,525	$62,799	$63,056	1%	—%
Operating profit	$10,509	$9,785	$8,353	7%	17%
Operating profit margin	16.5%	15.6%	13.2%	1.0	2.3

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
2017
Operating profit increased 7% and operating margin improved 1.0 percentage points. Operating profit growth was driven by the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories, as well as effective net pricing. Items affecting comparability (see “Items Affecting Comparability”) also contributed 4 percentage points to operating profit growth and increased operating profit margin by 0.5 percentage points, primarily reflecting a prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. Additionally, the impact of refranchising our beverage business in Jordan and a gain associated with the sale of our minority stake in Britvic each contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases, higher commodity costs and unfavorable foreign exchange. Commodity inflation reduced operating profit growth by 6 percentage points, primarily attributable to inflation in the AMENA, Latin America, ESSA, NAB and FLNA segments. Corporate unallocated expenses (see Note 1 to our consolidated financial statements) decreased 9%, reflecting the impact of higher prior-year contributions to The PepsiCo Foundation, Inc. to fund charitable and social programs.
2016
Operating profit increased 17% and operating margin increased 2.3 percentage points. Operating profit growth was driven by the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories, effective net pricing and volume growth. Additionally, the impact of recording an impairment charge in 2015 and ceasing the operations of our MQD joint venture contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses, unfavorable foreign exchange and higher commodity costs, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 2 percentage points. Items affecting comparability (see “Items Affecting Comparability”) contributed 13 percentage points to operating profit growth and increased operating profit margin by 1.5 percentage points, primarily reflecting a 17-percentage-point contribution from the 2015 Venezuela impairment charges. Higher commodity inflation reduced operating profit growth by 1 percentage point, primarily attributable to inflation in the Latin America, ESSA and AMENA segments, partially offset by deflation in the NAB, FLNA and QFNA segments. The impact of our 53rd reporting week was fully offset by incremental investments we made in our business. Corporate unallocated expenses (see Note 1 to our consolidated financial statements) decreased 1%, driven by lower pension expense reflecting the change to the full yield curve approach, lower foreign exchange transaction losses and decreases in other corporate expenses, partially offset by increased contributions to The PepsiCo Foundation, Inc. to fund charitable and social programs and the net impact of items affecting comparability mentioned above included in corporate unallocated expenses.

Other Consolidated Results

				Change
	2017	2016	2015	2017	2016
Net interest expense	$(907)	$(1,232)	$(911)	$325	$(321)
Annual tax rate (a)	48.9%	25.4%	26.1%
Net income attributable to PepsiCo	$4,857	$6,329	$5,452	(23)%	16%
Net income attributable to PepsiCo per common share – diluted	$3.38	$4.36	$3.67	(23)%	19%
Mark-to-market net impact	(0.01)	(0.08)	—
Restructuring and impairment charges	0.16	0.09	0.12
Provisional net tax expense related to the TCJ Act (a)	1.70	—	—
Charges related to the transaction with Tingyi	—	0.26	0.05
Charge related to debt redemption	—	0.11	—
Pension-related settlement charge/(benefits)	—	0.11	(0.03)
Venezuela impairment charges	—	—	0.91
Tax benefit	—	—	(0.15)
Net income attributable to PepsiCo per common share – diluted, excluding above items (b)	$5.23	$4.85	$4.57	8%	6%
Impact of foreign exchange translation				1	3
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (b)				9%	9%
 (a) See Note 5 to our consolidated financial statements.
(b) See “Non-GAAP Measures.”
2017
Net interest expense decreased $325 million reflecting a prior-year charge of $233 million representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. This decrease also reflects higher interest income due to higher interest rates and average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest expense due to higher average debt balances.
The reported tax rate increased 23.5 percentage points primarily as a result of the provisional net tax expense related to the TCJ Act, which contributed 26 percentage points to the increase, partially offset by the impact of the prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year. See Note 2 and Note 5 to our consolidated financial statements for additional information.
Net income attributable to PepsiCo and net income attributable to PepsiCo per common share both decreased 23%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 30 percentage points, primarily as a result of the provisional net tax expense related to the TCJ Act.

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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring programs; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; gains or losses associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions; pension and retiree medical related items; amounts related to the resolution of tax positions; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-K.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The following non-GAAP financial measures are contained in this Form 10-K:

•	cost of sales, gross profit, selling, general and administrative expenses, interest expense, noncontrolling interests and provision for income taxes, each adjusted for items affecting comparability;

•
operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue;

•	free cash flow; and

•	return on invested capital (ROIC) and net ROIC, excluding items affecting comparability.
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Interest Expense, Noncontrolling Interests and Provision for Income Taxes, Adjusted for Items Affecting Comparability; Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
Cost of sales, gross profit, selling, general and administrative expenses, interest expense, noncontrolling interests and provision for income taxes, adjusted for items affecting comparability; operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 and 2012 Productivity Plans, a provisional net tax expense associated with the enactment of the TCJ Act, charges related to the transaction with Tingyi, a charge related to debt redemption, pension-related settlements, Venezuela impairment charges and a tax benefit (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic Revenue
We define organic revenue as net revenue adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation, for the comparable period. The Venezuela deconsolidation impact excluded the results of our Venezuelan businesses for the first three quarters of 2015. In addition, our fiscal 2016 reported results included an extra week of results. Organic revenue excludes the impact of the 53rd reporting week in the fourth quarter of 2016.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,785	$34,740	$24,231	$10,509	$4,694	$4,857
Items Affecting Comparability
Mark-to-market net impact	8	(8)	7	(15)	(7)	(8)
Restructuring and impairment charges	—	—	(295)	295	71	224
Provisional net tax expense related to the TCJ Act	—	—	—	—	(2,451)	2,451
Core, Non-GAAP Measure	$28,793	$34,732	$23,943	$10,789	$2,307	$7,524

	2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Interest expense	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,209	$34,590	$24,805	$9,785	$1,342	$2,174	$50	$6,329
Items Affecting Comparability
Mark-to-market net impact	78	(78)	89	(167)	—	(56)	—	(111)
Restructuring and impairment charges	—	—	(160)	160	—	26	3	131
Charge related to the transaction with Tingyi	—	—	(373)	373	—	—	—	373
Charge related to debt redemption	—	—	—	—	(233)	77	—	156
Pension-related settlement charge	—	—	(242)	242	—	80	—	162
Core, Non-GAAP Measure	$28,287	$34,512	$24,119	$10,393	$1,109	$2,301	$53	$7,040

	2015
	Cost of sales	Gross profit	Selling, general and administrative expenses	Venezuela impairment charges	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,731	$34,325	$24,613	$1,359	$8,353	$1,941	$5,452
Items Affecting Comparability
Mark-to-market net impact	(18)	18	29	—	(11)	(3)	(8)
Restructuring and impairment charges	—	—	(230)	—	230	46	184
Charge related to the transaction with Tingyi	—	—	(73)	—	73	—	73
Pension-related settlement benefits	—	—	67	—	(67)	(25)	(42)
Venezuela impairment charges	—	—	—	(1,359)	1,359	—	1,359
Tax benefit	—	—	—	—	—	230	(230)
Core, Non-GAAP Measure	$28,713	$34,343	$24,406	$—	$9,937	$2,189	$6,788

(a)
Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction and tax year and, in 2017, the impact of the TCJ Act is presented separately.

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
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
To build on the successful implementation of the 2014 Productivity Plan to date, we expanded and extended the program through the end of 2019 to take advantage of additional opportunities within the initiatives of the 2014 Productivity Plan to further strengthen our food, snack and beverage businesses. We now expect to incur pre-tax charges and cash expenditures of approximately $1.3 billion and $985 million, respectively, as compared to our previous estimate of pre-tax charges and cash expenditures of approximately $990 million and $705 million, respectively.

The expected pre-tax charges and cash expenditures are summarized by year as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
2017	295		113
2018 (expected)	254		396
2019 (expected)	17		41
	$1,305	(a)	$985

(a)
This total pre-tax charge is expected to consist of approximately $795 million of severance and other employee-related costs, approximately $165 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $345 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 14%, QFNA 3%, NAB 30%, Latin America 15%, ESSA 25%, AMENA 4% and Corporate 9%.

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
Provisional Net Tax Expense Related to the TCJ Act
In 2017, we recorded a provisional net tax expense of $2.5 billion ($1.70 per share) associated with the enactment of the TCJ Act in the fourth quarter of 2017. Included in the net tax expense of $2.5 billion is a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate.
See Note 5 to our consolidated financial statements.
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

Results of Operations — Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, volume growth measures for 2016 reflect adjustments to the base year for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015. See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2017	$15,798	$2,503	$20,936	$7,208	$11,050	$6,030	$63,525
Net Revenue, 2016	$15,549	$2,564	$21,312	$6,820	$10,216	$6,338	$62,799
% Impact of:
Volume (a)	1%	—%	(2.5)%	(2)%	3%	—%	—%
Effective net pricing (b)	2.5	(1)	1	7	2	5	3
Foreign exchange translation	—	—	—	1	3	(10)	—
Acquisitions and divestitures	—	—	1	(0.5)	—	—	—
53rd reporting week (c)	(2)	(2)	(1)	—	—	—	(1)
Reported growth (e)	2%	(2)%	(2)%	6%	8%	(5)%	1%

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2016	$15,549	$2,564	$21,312	$6,820	$10,216	$6,338	$62,799
Net Revenue, 2015	$14,782	$2,543	$20,618	$8,228	$10,510	$6,375	$63,056
% Impact of:
Volume (a)	2%	—%	1%	3%	1.5%	6%	2%
Effective net pricing (b)	2	(1)	1	7	2.5	(1)	2
Foreign exchange translation	—	—	—	(11)	(7)	(5)	(3)
Acquisitions and divestitures	—	—	—	(1)	—	—	—
Venezuela deconsolidation (d)	—	—	—	(14)	—	—	(2)
53rd reporting week (c)	2	2	1.5	—	—	—	1
Reported growth (e)	5%	1%	3%	(17)%	(3)%	(1)%	—%

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

(c)
Our fiscal 2016 results included a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(d)	The impact of the exclusion of the 2015 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.

(e)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

2017	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	2%	(2)%	(2)%	6%	8%	(5)%	1%
% Impact of:
Foreign exchange translation	—	—	—	(1)	(3)	10	—
Acquisitions and divestitures	—	—	(1)	0.5	—	—	—
53rd reporting week (a)	2	2	1	—	—	—	1
Organic Growth (c)	3%	(1)%	(2)%	5%	6%	5%	2%

2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	5%	1%	3%	(17)%	(3)%	(1)%	—%
% Impact of:
Foreign exchange translation	—	—	—	11	7	5	3
Acquisitions and divestitures	—	—	—	1	—	—	—
Venezuela deconsolidation (b)	—	—	—	14	—	—	2
53rd reporting week (a)	(2)	(2)	(1.5)	—	—	—	(1)
Organic Growth (c)	3.5%	—%	2%	9%	4%	5%	4%

(a)
Our fiscal 2016 results included a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment. Our 2017 organic revenue growth excludes the impact of the 53rd reporting week from our 2016 results.

(b)	The impact of the exclusion of the 2015 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2017	2016	2015	2017		2016
Net revenue	$15,798	$15,549	$14,782	2		5
Impact of foreign exchange translation				—		—
Impact of 53rd reporting week				2		(2)
Organic revenue growth (a)				3	(b)	3.5	(b)

Operating profit	$4,823	$4,659	$4,304	3.5		8
Restructuring and impairment charges	67	13	26
Operating profit excluding above item (a)	$4,890	$4,672	$4,330	5		8
Impact of foreign exchange translation				—		—
Operating profit growth excluding above item, on a constant currency basis (a)				4.5	(b)	8

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2017
Net revenue grew 2%, primarily reflecting effective net pricing, partially offset by the impact of the 53rd reporting week in the prior year, which reduced net revenue growth by 2 percentage points.
Volume declined 1%, reflecting mid-single-digit declines in trademark Lay’s and Fritos and a low-single-digit decline in trademark Doritos, partially offset by high-single-digit growth in variety packs. The 53rd reporting week in the prior year negatively impacted volume performance by 2 percentage points.
Operating profit grew 3.5%, primarily reflecting planned cost reductions across a number of expense categories and the effective net pricing, as well as the impact of prior-year incremental investments into our business, which contributed 1 percentage point to operating profit growth. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher commodity costs, primarily cooking oil, which reduced operating profit growth by 1 percentage point. The 53rd reporting week in the prior year reduced operating profit growth by 2 percentage points.
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

Quaker Foods North America

				% Change
	2017	2016	2015	2017		2016
Net revenue	$2,503	$2,564	$2,543	(2)		1
Impact of foreign exchange translation				—		—
Impact of 53rd reporting week				2		(2)
Organic revenue growth (a)				(1)	(b)	—	(b)

Operating profit	$642	$653	$560	(2)		16
Restructuring and impairment charges	11	1	3
Operating profit excluding above item (a)	$653	$654	$563	—		16
Impact of foreign exchange translation				—		—
Operating profit growth excluding above item, on a constant currency basis (a)				—		16

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2017
Net revenue declined 2%, reflecting the impact of the 53rd reporting week in the prior year, which negatively impacted net revenue performance by 2 percentage points, as well as unfavorable mix.
Volume declined 2%, reflecting a low-single-digit decline in ready-to-eat cereals and high-single-digit declines in trademark Roni and Gamesa, in part reflecting the impact of the 53rd reporting week in the prior year which negatively impacted volume performance by 2 percentage points.
Operating profit decreased 2%, reflecting certain operating cost increases and the net revenue performance. The 53rd reporting week in the prior year negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses, as well as the impact of prior-year incremental investments into our business, which positively contributed 1.5 percentage points to operating profit performance. Restructuring and impairment charges in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 1.5 percentage points.
2016
Net revenue grew 1%, driven by the 53rd reporting week which contributed 2 percentage points to the net revenue growth, partially offset by unfavorable net pricing and mix and unfavorable foreign exchange.
Volume grew 2%, reflecting mid-single-digit growth in Aunt Jemima syrup and mix and low-single-digit growth in ready-to-eat cereals, oatmeal and bars. The 53rd reporting week contributed 2 percentage points to the volume growth.
Operating profit increased 16%, impacted by 2015 impairment charges related to our dairy joint venture and ceasing its operations, which contributed 17 percentage points to operating profit growth. This increase also reflects planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 6 percentage points to operating profit growth. These impacts were partially offset by higher advertising and marketing expenses, certain operating cost increases and the unfavorable net pricing and mix. The 53rd reporting week contributed 2 percentage points to operating profit growth, partially offset by incremental investments in our business, which reduced operating profit growth by 1.5 percentage points.

North America Beverages

				% Change
	2017	2016	2015	2017	2016
Net revenue	$20,936	$21,312	$20,618	(2)	3
Impact of foreign exchange translation				—	—
Impact of acquisitions and divestitures				(1)	—
Impact of 53rd reporting week				1	(1.5)
Organic revenue growth (a)				(2)	2	(b)

Operating profit	$2,707	$2,959	$2,785	(9)	6
Restructuring and impairment charges	54	35	33
Pension-related settlement benefits	—	—	(67)
Operating profit excluding above items (a)	$2,761	$2,994	$2,751	(8)	9
Impact of foreign exchange translation				—	—
Operating profit growth excluding above items, on a constant currency basis (a)				(8)	9

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2017
Net revenue decreased 2%, primarily reflecting a decline in volume, partially offset by effective net pricing, as well as acquisitions which positively contributed 1 percentage point to the net revenue performance. The 53rd reporting week in the prior year negatively impacted net revenue performance by 1 percentage point.
Volume decreased 3.5%, driven by a 5% decline in CSD volume and a 1% decline in non-carbonated beverage volume. The non-carbonated beverage volume decrease primarily reflected mid-single-digit declines in Gatorade sports drinks and in our juice and juice drinks portfolio, partially offset by a mid-single-digit increase in our overall water portfolio and a low-single-digit increase in Lipton ready-to-drink teas. Acquisitions had a nominal positive contribution to the volume performance. The 53rd reporting week in the prior year negatively impacted volume performance by 1.5 percentage points.
Operating profit decreased 9%, primarily reflecting certain operating cost increases and the net revenue performance, as well as higher commodity costs which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses. Costs related to the hurricanes that occurred in the current year negatively impacted operating profit performance by 1 percentage point and were offset by a gain associated with a sale of an asset. In addition, the 53rd reporting week in the prior year negatively impacted operating profit performance by 1 percentage point and was offset by incremental investments in our business in the prior year.
2016
Net revenue increased 3%, primarily reflecting effective net pricing and volume growth. The 53rd reporting week contributed 1.5 percentage points to the net revenue growth.
Volume increased 2%, driven by a 7% increase in non-carbonated beverage volume, partially offset by a 1% decline in CSD volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio, a mid-single-digit increase in Gatorade sports drinks, and a high-

single-digit increase in Lipton ready-to-drink teas. The 53rd reporting week contributed 1.5 percentage points to the volume growth.
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
Latin America

				% Change
	2017	2016	2015	2017		2016
Net revenue	$7,208	$6,820	$8,228	6		(17)
Impact of foreign exchange translation				(1)		11
Impact of acquisitions and divestitures				0.5		1
Impact of Venezuela deconsolidation				—		14
Organic revenue growth (a)				5	(b)	9

Operating profit/(loss)	$908	$887	$(206)	2		n/m
Restructuring and impairment charges	63	27	36
Venezuela impairment charges	—	—	1,359
Operating profit excluding above items (a)	$971	$914	$1,189	6		(23)
Impact of foreign exchange translation				1		14
Operating profit growth excluding above items, on a constant currency basis (a)				7		(9)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
n/m - Not meaningful due to the impact of impairment charges associated with a change in accounting for our Venezuela operations in 2015.
2017
Net revenue increased 6%, reflecting effective net pricing, partially offset by volume declines. Favorable foreign exchange contributed 1 percentage point to net revenue growth.
Snacks volume declined 1.5%, reflecting low-single-digit declines in Brazil and Mexico.
Beverage volume declined 2%, reflecting a mid-single-digit decline in Brazil and a low-single-digit decline in Argentina, partially offset by high-single-digit growth in Guatemala. Additionally, Mexico experienced a slight decline.
Operating profit increased 2%, reflecting the effective net pricing and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases and the volume declines, as well as higher commodity costs which reduced operating profit growth by 17 percentage points. Restructuring and impairment charges in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 4 percentage points.
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
Beverage volume decreased 2%, reflecting a double-digit decline in Argentina and low-single-digit declines in Mexico and Honduras, partially offset by a low-single-digit increase in Brazil and a mid-single-digit increase in Guatemala.
Operating profit improvement primarily reflected the 2015 Venezuela impairment charges, included in items affecting comparability in the above table (see “Items Affecting Comparability”). This improvement also reflects the effective net pricing, planned cost reductions across a number of expense categories and the net volume growth. Additionally, the impact of 2015 charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans contributed 4 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 19 percentage points. Additionally, higher commodity costs reduced operating profit growth by 22 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials, driven by a strong U.S. dollar. Operating profit was also reduced by higher advertising and marketing expenses, as well as incremental investments in our business, which reduced operating profit growth by 4 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 14 percentage points.
Europe Sub-Saharan Africa

				% Change
	2017	2016	2015	2017		2016
Net revenue	$11,050	$10,216	$10,510	8		(3)
Impact of foreign exchange translation				(3)		7
Impact of 53rd reporting week				—		—
Organic revenue growth (a)				6	(b)	4

Operating profit	$1,354	$1,108	$1,081	22		2.5
Restructuring and impairment charges	53	60	89
Operating profit excluding above item (a)	$1,407	$1,168	$1,170	20		—
Impact of foreign exchange translation				—		6
Operating profit growth excluding above item, on a constant currency basis (a)				20		6

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2017
Net revenue increased 8%, reflecting volume growth and effective net pricing, as well as favorable foreign exchange, which contributed 3 percentage points to net revenue growth.
Snacks volume grew 5%, reflecting high-single-digit growth in Russia, partially offset by a slight decline in the United Kingdom and a low-single-digit decline in Spain. Additionally, Turkey, South Africa and the Netherlands experienced mid-single-digit growth.

Beverage volume grew 1%, reflecting mid-single-digit growth in Poland and Nigeria and low-single-digit growth in Turkey and France, partially offset by mid-single-digit declines in Russia and Germany, and a low-single-digit decline in the United Kingdom.
Operating profit increased 22%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. Additionally, a gain associated with the sale of our minority stake in Britvic in the second quarter of 2017 contributed 8 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 7 percentage points.
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
Asia, Middle East and North Africa

				% Change
	2017	2016	2015	2017		2016
Net revenue	$6,030	$6,338	$6,375	(5)		(1)
Impact of foreign exchange translation				10		5
Impact of acquisitions and divestitures				—		—
Organic revenue growth (a)				5		5	(b)

Operating profit	$1,073	$619	$941	73		(34)
Restructuring and impairment charges	(3)	14	30
Charges related to the transaction with Tingyi	—	373	73
Operating profit excluding above items (a)	$1,070	$1,006	$1,044	6		(4)
Impact of foreign exchange translation				8		2
Operating profit growth excluding above items, on a constant currency basis (a)				15	(b)	(1.5)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

2017
Net revenue decreased 5%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 10 percentage points, primarily driven by a weak Egyptian pound. This impact was partially offset by effective net pricing.
Snacks volume grew 5%, driven by high-single-digit growth in China and India and double-digit growth in Pakistan. Additionally, the Middle East experienced low-single-digit growth and Australia experienced mid-single-digit growth.
Beverage volume declined 1%, reflecting a double-digit decline in India and a mid-single-digit decline in the Middle East, partially offset by mid-single-digit growth in China, high-single-digit growth in Pakistan and low-single-digit growth in the Philippines.
Operating profit improvement primarily reflected a prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, included in items affecting comparability in the above table (see “Items Affecting Comparability”). The effective net pricing and planned cost reductions across a number of expense categories also increased operating profit growth. Additionally, the impact of refranchising our beverage business in Jordan contributed 14 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs, which reduced operating profit growth by 32 percentage points, primarily due to transaction-related foreign exchange on raw material purchases driven by the weak Egyptian pound. Unfavorable foreign exchange translation reduced operating profit growth by 8 percentage points.
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
Operating profit decreased 34%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, operating profit performance was negatively impacted by certain operating cost increases, including strategic initiatives, higher advertising and marketing expenses and the unfavorable net pricing, partially offset by the volume growth and planned cost reductions across a number of expense categories. The impact from a 2015 gain related to the refranchising of a portion of our beverage business in India negatively impacted operating profit performance by 4 percentage points. This impact was partially offset by a 2015 impairment charge associated with a joint venture in the Middle East which positively contributed 3 percentage points to operating profit performance.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 8 to our consolidated financial statements for a description of our credit facilities. See also “Our Business Risks” and “Uncertain or unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” in “Item 1A. Risk Factors.”
As of December 30, 2017, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $18.9 billion outside the United States. The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including the $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017, as a result of which we recognized a provisional mandatory transition tax liability of approximately $4 billion in the fourth quarter of 2017. Under the provisions of the TCJ Act, this transition tax must be paid over eight years; we currently expect to pay this liability over the period 2019 to 2026. The recorded impact of the TCJ Act is provisional and the final amount may differ from the above estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
In addition, as a result of this transition tax, we may access and repatriate our cash, cash equivalents and short-term investments held in our foreign subsidiaries during 2018 without such funds being subject to further U.S. income tax liability. We are currently evaluating when to repatriate such funds currently held by our foreign subsidiaries and how to utilize such funds, including whether to utilize such funds or other available methods of debt financing, such as commercial paper borrowings, for our anticipated share repurchases, dividend payments, scheduled debt maturities, discretionary benefit plan contributions, capital expenditures, certain investments into our business or other uses. See “Item 1A. Risk Factors,” “Our Business Risks,” “Items Affecting Comparability” and “Our Critical Accounting Policies” as well as Note 5 to our consolidated financial statements.
As of December 30, 2017, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
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
The table below summarizes our cash activity:

	2017	2016	2015
Net cash provided by operating activities	$9,994	$10,673	$10,864
Net cash used for investing activities	$(4,403)	$(7,148)	$(3,569)
Net cash used for financing activities	$(4,186)	$(3,211)	$(4,112)

Operating Activities
During 2017, net cash provided by operating activities was approximately $10 billion, compared to $10.7 billion in the prior year. The operating cash flow performance primarily reflects unfavorable working capital comparisons to the prior year. This decrease is mainly due to higher current year payments to vendors and customers, coupled with higher net cash tax payments in the current year, partially offset by lower pension and retiree medical plan contributions in the current year.
In February 2018, we received approval from our Board of Directors to make discretionary contributions of $1.4 billion to the PepsiCo Employees Retirement Plan A (Plan A) in the United States that we intend to invest in fixed income securities. As of February 13, 2018, we contributed $750 million of the approved amount; we expect to contribute the remaining $650 million in the first quarter of 2018.
During 2016, net cash provided by operating activities was $10.7 billion, compared to $10.9 billion in the prior year. The operating cash flow performance reflects discretionary pension contributions of $459 million. In addition, working capital reflects unfavorable comparisons to the prior year. These decreases were partially offset by lower net cash tax payments in the current year.
Investing Activities
During 2017, net cash used for investing activities was $4.4 billion, primarily reflecting net capital spending of $2.8 billion and net purchases of debt securities with maturities greater than three months of $1.9 billion.
During 2016, net cash used for investing activities was $7.1 billion, primarily reflecting net purchases of debt securities with maturities greater than three months of $4.1 billion and net capital spending of $2.9 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division; see Note 9 to our consolidated financial statements for further discussion of our investments in debt securities.
We expect 2018 net capital spending to be approximately $3.6 billion.
Financing Activities
During 2017, net cash used for financing activities was $4.2 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.5 billion and net payments of short-term borrowings of $1.1 billion, partially offset by net proceeds from long-term debt of $3.1 billion and proceeds from exercises of stock options of $0.5 billion.
During 2016, net cash used for financing activities was $3.2 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $7.2 billion, debt redemptions of $2.5 billion, and withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted of $0.1 billion, partially offset by net proceeds from long-term debt of $4.7 billion, net proceeds from short-term borrowings of $1.5 billion, and proceeds from exercises of stock options of $0.5 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock commencing from July 1, 2015 and expiring on June 30, 2018. On February 13, 2018, we announced a new share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock commencing on July 1, 2018 and expiring on June 30, 2021. In addition, on February 13, 2018, we announced a 15.2% increase in our annualized dividend to $3.71 per share from $3.22 per share, effective with the dividend expected to be paid in June 2018. We expect to return a total of approximately $7 billion to shareholders in 2018 through share repurchases of approximately $2 billion and dividends of approximately $5 billion.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

				% Change
	2017	2016	2015	2017	2016
Net cash provided by operating activities	$9,994	$10,673	$10,864	(6)	(2)
Capital spending	(2,969)	(3,040)	(2,758)
Sales of property, plant and equipment	180	99	86
Free cash flow (a)	$7,205	$7,732	$8,192	(7)	(6)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $6 million and $459 million in discretionary pension contributions and associated net cash tax benefits of $1 million and $151 million in 2017 and 2016, respectively; $113 million, $125 million and $214 million of payments related to restructuring charges and associated net cash tax benefits of $30 million, $22 million and $51 million in 2017, 2016 and 2015, respectively; net cash received related to interest rate swaps of $5 million in 2016; net cash tax benefit related to debt redemption charge of $83 million in 2016; and $88 million in pension-related settlements and associated net cash tax benefits of $31 million in 2015. We will also consider payments related to the provisional transition tax liability of approximately $4 billion, which we currently expect to be paid over the period 2019 to 2026 under the provisions of the TCJ Act, as an item impacting comparability.

We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Item 1A. Risk Factors” and “Our Business Risks” for certain factors that may impact our credit ratings or our operating cash flows.
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
Credit Facilities and Long-Term Contractual Commitments
See Note 8 to our consolidated financial statements for a description of our credit facilities.

The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period(a)
	Total	2018	2019 – 2020	2021 – 2022	2023 and beyond
Long-term debt obligations (b)	$33,793	$—	$7,803	$7,209	$18,781
Interest on debt obligations (c)	13,371	1,114	1,966	1,637	8,654
Operating leases (d)	1,894	452	700	375	367
Purchasing commitments (e)	2,910	1,076	1,394	342	98
Marketing commitments (e)	1,886	410	794	480	202
	$53,854	$3,052	$12,657	$10,043	$28,102

(a)
Based on year-end foreign exchange rates. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any such settlements. However, under the provisions of the TCJ Act, our provisional transition tax liability of approximately $4 billion, recorded in other liabilities on our balance sheet, must be paid over eight years. We expect to pay approximately $0.3 billion per year in 2019-2023, $0.6 billion in 2024, $0.9 billion in 2025 and $1.0 billion in 2026 and these amounts are excluded from the table above.

(b)
Excludes $4,020 million related to current maturities of debt, $3 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and payments of $155 million related to unamortized net discount.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 30, 2017.

(d)	See Note 13 to our consolidated financial statements for additional information on operating leases.

(e)	Primarily reflects non-cancelable commitments as of December 30, 2017.
Long-term contractual commitments, except for our long-term debt obligations and provisional transition tax liability, are generally not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges, orange juice and certain other commodities. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments. See Note 7 to our consolidated financial statements for additional information regarding our pension and retiree medical obligations.
Off-Balance-Sheet Arrangements
We do not have guarantees or other off-balance-sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.
We coordinate, on an aggregate basis, the contract negotiations of raw material requirements, including sweeteners, aluminum cans and plastic bottles and closures for us and certain of our independent bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, transactions between our independent bottlers and suppliers are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our independent bottlers, but we consider this exposure to be remote.

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2017			2016	2015
Net income attributable to PepsiCo	$4,857	(a)		$6,329	$5,452	(b)
Interest expense	1,151			1,342	970
Tax on interest expense	(415)			(483)	(349)
	$5,593			$7,188	$6,073

Average debt obligations (c)	$38,707			$35,308	$31,169
Average common shareholders’ equity (d)	12,004			11,943	15,147
Average invested capital	$50,711			$47,251	$46,316

Return on invested capital	11.0%		(a)	15.2%	13.1%		(b)

(a)	Includes the provisional impact of the TCJ Act enacted in 2017. See Note 5 to our consolidated financial statements for additional information.

(b)	Reflects the impact of the Venezuela impairment charges in 2015.

(c)	Average debt obligations includes a quarterly average of short-term and long-term debt obligations.

(d)	Average common shareholders’ equity includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.

The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2017	2016	2015
ROIC	11.0%	15.2%	13.1%
Impact of:
Average cash, cash equivalents and short-term investments	7.6	6.0	4.1
Interest income	(0.5)	(0.2)	(0.1)
Tax on interest income	0.2	0.1	—
Commodity mark-to-market net impact	—	(0.2)	—
Restructuring and impairment charges	0.3	0.1	0.2
Provisional net tax expense related to the TCJ Act	4.5	—	—
Charges related to the transaction with Tingyi	(0.1)	0.6	0.1
Pension-related settlement charge/(benefits)	—	0.3	(0.1)
Venezuela impairment charges	(0.2)	(0.5)	2.7
Tax benefits	0.1	0.1	(0.4)
Net ROIC, excluding items affecting comparability	22.9%	21.5%	19.6%
OUR CRITICAL ACCOUNTING POLICIES
An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension and retiree medical plans, our critical accounting policies do not involve a choice between alternative methods of accounting. With the exception of our provisional net tax expense related to the TCJ Act and the change in 2016 to the full yield approach to estimate the service and interest cost components for our pension and retiree medical plans described below, we applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented. We have discussed our critical accounting policies with our Audit Committee.

Our critical accounting policies are:

•	revenue recognition;

•	goodwill and other intangible assets;

•	income tax expense and accruals; and

•	pension and retiree medical plans.
Revenue Recognition
We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products.
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
As discussed in “Our Customers” in “Item 1. Business,” we offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers.
See Note 2 to our consolidated financial statements for additional information on our revenue recognition and related policies, including total marketplace spending, and the transition to the new revenue recognition guidance, which becomes effective in the first quarter of 2018.
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
See Note 2 and Note 4 to our consolidated financial statements for additional information.
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
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion in the fourth quarter of 2017. See further information in “Items Affecting Comparability.”
Included in the provisional net tax expense of $2.5 billion is a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This provisional mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act and reflected in our provision for income taxes.

The recorded impact of the TCJ Act is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
In 2017, our annual tax rate was 48.9% compared to 25.4% in 2016, as discussed in “Other Consolidated Results.” The tax rate increased 23.5 percentage points compared to 2016, primarily as a result of the provisional net tax expense related to the TCJ Act, which contributed 26 percentage points to the increase, partially offset by the impact of the prior-year impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in the current year. See Note 2 and Note 5 to our consolidated financial statements for additional information.
The TCJ Act is currently expected to reduce our annual tax rate, in percentage terms, to the low twenties in 2018. However, we continue to evaluate the impact of the TCJ Act on our annual tax rate due to certain provisions, such as the global intangible low-tax income (GILTI) provision which may impact our tax rate in future years.

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
In 2016, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the combination of two plans effective December 31, 2016, and the spinoff of a portion of the combined plan into a pre-existing plan effective January 1, 2017. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of Plan A and the PepsiCo Employees Retirement Plan I (Plan I). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with Plan A are amortized over the average remaining service life of the active participants, while the actuarial gains and losses associated with Plan I are amortized over the remaining life expectancy of the inactive participants. As a result of these changes, the pre-tax net periodic benefit cost decreased by $42 million ($27 million after-tax, reflecting tax rates effective for the 2017 tax year, or $0.02 per share) in 2017, primarily impacting corporate unallocated expenses. See Note 7 to our consolidated financial statements.
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
Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. All actuarial assumptions are reviewed annually, except in the case of an interim remeasurement due to a significant event such as a curtailment or settlement. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical expenses and obligations.
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
Beginning 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our U.S. and the majority of our significant international pension and retiree medical plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation (or accumulated post-retirement benefit obligation for the retiree medical plans) at the beginning of the period. We now use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. This change does not affect the measurement of our benefit obligation. We have accounted for this change in estimate on a prospective basis as of the beginning of 2016. The pre-tax reduction in net periodic benefit cost associated with this change was $125 million ($81 million after-tax or $0.06 per share) for the full year 2016.
See Note 7 to our consolidated financial statements for information about the expected rate of return on plan assets and our plans’ investment strategy. Although we review our expected long-term rates of return on an annual basis, our asset returns in a given year do not significantly influence our evaluation of long-term rates of return.
The health care trend rate used to determine our retiree medical plans’ liability and expense is reviewed annually. Our review is based on our claims experience, information provided by our health plans and actuaries, and our knowledge of the health care industry. Our review of the trend rate considers factors such as demographics, plan design, new medical technologies and changes in medical carriers.
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2018	2017	2016
Pension
Service cost discount rate	3.7%	4.3%	4.5%
Interest cost discount rate	3.2%	3.5%	3.8%
Expected rate of return on plan assets (a)	6.9%	7.2%	7.2%
Expected rate of salary increases	3.2%	3.2%	3.2%
Retiree medical
Service cost discount rate	3.6%	4.0%	4.3%
Interest cost discount rate	3.0%	3.2%	3.3%
Expected rate of return on plan assets (a)	6.5%	7.5%	7.5%
Current health care cost trend rate	5.8%	5.9%	6.0%

(a)
Expected rate of return on plan assets in 2018 reflects a $1.4 billion contribution to Plan A in the United States that we intend to invest in fixed income securities, as well as our 2018 target investment allocations disclosed in Note 7 to our consolidated financial statements.

In general, lower discount rates increase the size of the projected benefit obligation and pension expense in the following year, while higher discount rates reduce the size of the projected benefit obligation and pension expense. Based on our assumptions, we expect our total pension and retiree medical expense to remain consistent in 2018 primarily driven by cost savings due to the recognition of prior experience gains on plan assets and the impact of approved plan contributions, partially offset by the change in discount rates.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would increase 2018 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$47
Expected rate of return	$42
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
In February 2018, we received approval from our Board of Directors to make discretionary contributions of $1.4 billion to Plan A in the United States that we intend to invest in fixed income securities. As of February 13, 2018, we contributed $750 million of the approved amount; we expect to contribute the remaining $650 million in the first quarter of 2018. These contributions are reflected in our 2018 long-term expected rate of return on plan assets and target investment allocations.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
(in millions except per share amounts)

	2017	2016	2015
Net Revenue	$63,525	$62,799	$63,056
Cost of sales	28,785	28,209	28,731
Gross profit	34,740	34,590	34,325
Selling, general and administrative expenses	24,231	24,805	24,613
Venezuela impairment charges	—	—	1,359
Operating Profit	10,509	9,785	8,353
Interest expense	(1,151)	(1,342)	(970)
Interest income and other	244	110	59
Income before income taxes	9,602	8,553	7,442
Provision for income taxes (See Note 5)	4,694	2,174	1,941
Net income	4,908	6,379	5,501
Less: Net income attributable to noncontrolling interests	51	50	49
Net Income Attributable to PepsiCo	$4,857	$6,329	$5,452
Net Income Attributable to PepsiCo per Common Share
Basic	$3.40	$4.39	$3.71
Diluted	$3.38	$4.36	$3.67
Weighted-average common shares outstanding
Basic	1,425	1,439	1,469
Diluted	1,438	1,452	1,485
Cash dividends declared per common share	$3.1675	$2.96	$2.7625

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
(in millions)

	2017	2016	2015
Net income	$4,908	$6,379	$5,501
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	1,109	(302)	(2,827)
Net change on cash flow hedges	(36)	46	3
Net pension and retiree medical adjustments	(159)	(316)	171
Net change on securities	(68)	(24)	1
Other	16	—	—
	862	(596)	(2,652)
Comprehensive income	5,770	5,783	2,849
Comprehensive income attributable to noncontrolling interests	(51)	(54)	(47)
Comprehensive Income Attributable to PepsiCo	$5,719	$5,729	$2,802

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
(in millions)

	2017	2016	2015
Operating Activities
Net income	$4,908	$6,379	$5,501
Depreciation and amortization	2,369	2,368	2,416
Share-based compensation expense	292	284	295
Restructuring and impairment charges	295	160	230
Cash payments for restructuring charges	(113)	(125)	(208)
Charges related to the transaction with Tingyi	—	373	73
Venezuela impairment charges	—	—	1,359
Pension and retiree medical plan expenses	221	501	467
Pension and retiree medical plan contributions	(220)	(695)	(205)
Deferred income taxes and other tax charges and credits	619	452	78
Provisional net tax expense related to the TCJ Act	2,451	—	—
Change in assets and liabilities:
Accounts and notes receivable	(202)	(349)	(461)
Inventories	(168)	(75)	(244)
Prepaid expenses and other current assets	20	10	(50)
Accounts payable and other current liabilities	201	997	1,692
Income taxes payable	(338)	329	55
Other, net	(341)	64	(134)
Net Cash Provided by Operating Activities	9,994	10,673	10,864

Investing Activities
Capital spending	(2,969)	(3,040)	(2,758)
Sales of property, plant and equipment	180	99	86
Acquisitions and investments in noncontrolled affiliates	(61)	(212)	(86)
Reduction of cash due to Venezuela deconsolidation	—	—	(568)
Divestitures	267	85	76
Short-term investments, by original maturity:
More than three months - purchases	(18,385)	(12,504)	(4,428)
More than three months - maturities	15,744	8,399	4,111
More than three months - sales	790	—	—
Three months or less, net	2	16	3
Other investing, net	29	9	(5)
Net Cash Used for Investing Activities	(4,403)	(7,148)	(3,569)

Financing Activities
Proceeds from issuances of long-term debt	7,509	7,818	8,702
Payments of long-term debt	(4,406)	(3,105)	(4,095)
Debt redemptions	—	(2,504)	—
Short-term borrowings, by original maturity:
More than three months - proceeds	91	59	15
More than three months - payments	(128)	(27)	(43)
Three months or less, net	(1,016)	1,505	53
Cash dividends paid	(4,472)	(4,227)	(4,040)
Share repurchases - common	(2,000)	(3,000)	(5,000)
Share repurchases - preferred	(5)	(7)	(5)
Proceeds from exercises of stock options	462	465	504
Withholding tax payments on RSUs, PSUs and PEPunits converted	(145)	(130)	(151)
Other financing	(76)	(58)	(52)
Net Cash Used for Financing Activities	(4,186)	(3,211)	(4,112)
Effect of exchange rate changes on cash and cash equivalents	47	(252)	(221)
Net Increase in Cash and Cash Equivalents	1,452	62	2,962
Cash and Cash Equivalents, Beginning of Year	9,158	9,096	6,134
Cash and Cash Equivalents, End of Year	$10,610	$9,158	$9,096

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 30, 2017 and December 31, 2016
(in millions except per share amounts)

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$10,610	$9,158
Short-term investments	8,900	6,967
Accounts and notes receivable, net	7,024	6,694
Inventories	2,947	2,723
Prepaid expenses and other current assets	1,546	908
Total Current Assets	31,027	26,450
Property, Plant and Equipment, net	17,240	16,591
Amortizable Intangible Assets, net	1,268	1,237
Goodwill	14,744	14,430
Other nonamortizable intangible assets	12,570	12,196
Nonamortizable Intangible Assets	27,314	26,626
Investments in Noncontrolled Affiliates	2,042	1,950
Other Assets	913	636
Total Assets	$79,804	$73,490

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$5,485	$6,892
Accounts payable and other current liabilities	15,017	14,243
Total Current Liabilities	20,502	21,135
Long-Term Debt Obligations	33,796	30,053
Other Liabilities	11,283	6,669
Deferred Income Taxes	3,242	4,434
Total Liabilities	68,823	62,291
Commitments and contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(197)	(192)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,420 and 1,428 shares, respectively)	24	24
Capital in excess of par value	3,996	4,091
Retained earnings	52,839	52,518
Accumulated other comprehensive loss	(13,057)	(13,919)
Repurchased common stock, in excess of par value (446 and 438 shares, respectively)	(32,757)	(31,468)
Total PepsiCo Common Shareholders’ Equity	11,045	11,246
Noncontrolling interests	92	104
Total Equity	10,981	11,199
Total Liabilities and Equity	$79,804	$73,490

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
(in millions)

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(192)	(0.7)	(186)	(0.7)	(181)
Redemptions	—	(5)	—	(6)	—	(5)
Balance, end of year	(0.7)	(197)	(0.7)	(192)	(0.7)	(186)
Common Stock
Balance, beginning of year	1,428	24	1,448	24	1,488	25
Change in repurchased common stock	(8)	—	(20)	—	(40)	(1)
Balance, end of year	1,420	24	1,428	24	1,448	24
Capital in Excess of Par Value
Balance, beginning of year		4,091		4,076		4,115
Share-based compensation expense		290		289		299
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(236)		(138)		(182)
Withholding tax on RSUs, PSUs and PEPunits converted		(145)		(130)		(151)
Other		(4)		(6)		(5)
Balance, end of year		3,996		4,091		4,076
Retained Earnings
Balance, beginning of year		52,518		50,472		49,092
Net income attributable to PepsiCo		4,857		6,329		5,452
Cash dividends declared - common		(4,536)		(4,282)		(4,071)
Cash dividends declared - preferred		—		(1)		(1)
Balance, end of year		52,839		52,518		50,472
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,919)		(13,319)		(10,669)
Other comprehensive income/(loss) attributable to PepsiCo		862		(600)		(2,650)
Balance, end of year		(13,057)		(13,919)		(13,319)
Repurchased Common Stock
Balance, beginning of year	(438)	(31,468)	(418)	(29,185)	(378)	(24,985)
Share repurchases	(18)	(2,000)	(29)	(3,000)	(52)	(4,999)
Stock option exercises, RSUs, PSUs and PEPunits converted	10	708	9	712	12	794
Other	—	3	—	5	—	5
Balance, end of year	(446)	(32,757)	(438)	(31,468)	(418)	(29,185)
Total PepsiCo Common Shareholders’ Equity		11,045		11,246		12,068
Noncontrolling Interests
Balance, beginning of year		104		107		110
Net income attributable to noncontrolling interests		51		50		49
Distributions to noncontrolling interests		(62)		(55)		(48)
Currency translation adjustment		—		4		(2)
Other, net		(1)		(2)		(2)
Balance, end of year		92		104		107
Total Equity		$10,981		$11,199		$12,030

(a) Includes total tax benefits of $110 million in 2016 and $107 million in 2015.
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
Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. Our fiscal 2016 results included an extra week. While our North America results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. Certain operations in our ESSA segment report on a weekly calendar basis. The following chart details our quarterly reporting schedule:

Quarter	United States and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (17 weeks for 2016)	September, October, November and December
See “Our Divisions” below, and for additional unaudited information on items affecting the comparability of our consolidated results, see further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior years’ financial statements to conform to the current year presentation, including the adoption of the recently issued accounting pronouncements disclosed in Note 2.
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
Share-Based Compensation Expense
Our divisions are held accountable for share-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of share-based compensation expense in 2017 was approximately 13% to FLNA, 1% to QFNA, 18% to NAB, 7% to Latin America, 9% to ESSA, 9% to AMENA and 43% to corporate unallocated expenses. In 2016, the allocation of share-based compensation expense was approximately 14% to FLNA, 2% to QFNA, 22% to NAB, 7% to Latin America, 11% to ESSA, 10% to AMENA and 34% to corporate unallocated expenses. We had similar allocations of share-based compensation expense to our divisions in 2015. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
Pension and Retiree Medical Expense
Pension and retiree medical service costs measured at fixed discount rates, as well as amortization of costs related to certain pension plan amendments and gains and losses due to demographics (including mortality assumptions and salary experience) are reflected in division results. Division results also include interest costs, measured at fixed discount rates, for retiree medical plans. Interest costs for the pension plans, pension asset returns and the impact of pension funding, and gains and losses other than those due to demographics, are all reflected in corporate unallocated expenses. In addition, corporate unallocated expenses include the difference between the service costs included in division results and total service costs determined using the plans’ discount rates as disclosed in Note 7.
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

Net revenue and operating profit/(loss) of each division are as follows:

	Net Revenue			Operating Profit/(Loss)(a)
	2017	2016	2015	2017	2016	2015
FLNA	$15,798	$15,549	$14,782	$4,823	$4,659	$4,304
QFNA	2,503	2,564	2,543	642	653	560
NAB	20,936	21,312	20,618	2,707	2,959	2,785
Latin America	7,208	6,820	8,228	908	887	(206)
ESSA	11,050	10,216	10,510	1,354	1,108	1,081
AMENA	6,030	6,338	6,375	1,073	619	941
Total division	63,525	62,799	63,056	11,507	10,885	9,465
Corporate unallocated	—	—	—	(998)	(1,100)	(1,112)
	$63,525	$62,799	$63,056	$10,509	$9,785	$8,353

(a)	For further unaudited information on certain items that impacted our financial performance, see “Item 6. Selected Financial Data.”
Corporate Unallocated
Corporate unallocated includes costs of our corporate headquarters, centrally managed initiatives such as research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, commodity derivative gains and losses, our ongoing business transformation initiatives and certain other items.
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2017	2016	2017	2016	2015
FLNA	$5,979	$5,731	$665	$801	$608
QFNA	804	811	44	41	40
NAB	28,592	28,172	904	769	695
Latin America	4,976	4,568	481	507	368
ESSA	13,556	12,302	481	439	404
AMENA	5,668	5,261	308	381	441
Total division	59,575	56,845	2,883	2,938	2,556
Corporate (a)	20,229	16,645	86	102	202
	$79,804	$73,490	$2,969	$3,040	$2,758

(a)
Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and tax assets. In 2017, the change in total Corporate assets was primarily due to an increase in short-term investments and cash and cash equivalents.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2017	2016	2015	2017	2016	2015
FLNA	$7	$7	$7	$449	$435	$427
QFNA	—	—	—	47	50	51
NAB	31	37	38	780	809	813
Latin America	5	5	7	245	211	238
ESSA	22	18	20	329	321	353
AMENA	3	3	3	257	294	293
Total division	68	70	75	2,107	2,120	2,175
Corporate	—	—	—	194	178	166
	$68	$70	$75	$2,301	$2,298	$2,341

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2017	2016	2015	2017	2016
United States	$36,546	$36,732	$35,266	$28,418	$28,382
Mexico	3,650	3,431	3,687	1,205	998
Russia (b)	3,232	2,648	2,797	4,708	4,373
Canada	2,691	2,692	2,677	2,739	2,499
United Kingdom	1,650	1,737	1,966	817	852
Brazil	1,427	1,305	1,289	777	796
All other countries	14,329	14,254	15,374	9,200	8,504
	$63,525	$62,799	$63,056	$47,864	$46,404

(a)
Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Change in net revenue and long-lived assets in 2017 primarily reflects appreciation of the Russian ruble.
Venezuela
Due to exchange restrictions and other conditions that significantly impact our ability to effectively manage our businesses in Venezuela and realize earnings generated by our Venezuelan businesses, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We recorded pre- and after-tax charges of $1.4 billion in our income statement to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2017.
We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We have not received any cash in U.S. dollars from our Venezuelan entities since our deconsolidation at the end of the third quarter of 2015. We continue to monitor the conditions in Venezuela and their impact on our accounting and disclosures. For further unaudited information, see “Our Business Risks,” “Items Affecting Comparability” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products.
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

We are exposed to concentration of credit risk from our major customers, including Walmart. In 2017, sales to Walmart (including Sam’s) represented approximately 13% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. We have not experienced credit issues with these customers.
Total Marketplace Spending
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers.
A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred. The terms of most of our incentive arrangements do not exceed a year, and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Up-front payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $262 million as of December 30, 2017 and $291 million as of December 31, 2016 are included in prepaid expenses and other current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Customers” in “Item 1. Business” and “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue or volume, as applicable, to our forecasted annual gross revenue or volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized beginning in the interim period that they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for certain advertising and other marketing activities. Our annual financial statements are not impacted by this interim allocation methodology.
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $4.1 billion in 2017, $4.2 billion in 2016 and $3.9 billion in 2015, including advertising expenses of $2.4 billion in 2017, $2.5 billion in 2016 and $2.4 billion in 2015. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $46 million and $32 million as of December 30, 2017 and December 31, 2016, respectively, are classified as prepaid expenses and other current assets on our balance sheet.

Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.9 billion in 2017, $9.7 billion in 2016 and $9.4 billion in 2015.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include(i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $224 million in 2017, $214 million in 2016 and $202 million in 2015. Net capitalized software and development costs were $686 million and $791 million as of December 30, 2017 and December 31, 2016, respectively.
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
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $737 million, $760 million and $754 million in 2017, 2016 and 2015, respectively, and are reported within selling, general and administrative expenses.
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
In the quantitative assessment of indefinite-lived intangible assets, if the carrying amount of the indefinite-lived intangible asset exceeds its estimated fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Quantitative assessment of goodwill is performed using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the carrying value of a reporting unit, including goodwill, with its estimated fair value, as determined by its discounted cash flows. If the carrying value of a reporting unit exceeds its estimated fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. The quantitative assessment described above requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for nonamortizable intangible assets, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans.
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

Recently Issued Accounting Pronouncements - Adopted
In 2017, the SEC issued guidance related to the TCJ Act which allows recording of provisional tax expense using a measurement period, not to exceed one year, when information necessary to complete the accounting for the effects of the TCJ Act is not available. We elected to apply the measurement period provisions of this guidance to certain income tax effects of the TCJ Act when it became effective during our fourth quarter of 2017, resulting in a provisional net tax expense of $2.5 billion. This provisional net tax expense was recorded based on information available to us prior to the issuance of our 2017 consolidated financial statements, may be subject to further revision as disclosed in Note 5, and will be finalized no later than the end of 2018.
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. We adopted the provisions of this guidance during our first quarter of 2017, resulting in the following impacts to our financial statements:

•
Income tax effects of vested or settled awards were recognized in the provision for income taxes on our income statement on a prospective basis. Previously, these tax effects were recorded on our equity statement in capital in excess of par value. For the year ended December 30, 2017, our excess tax benefits were $115 million, resulting in a $0.08 increase to diluted net income attributable to PepsiCo per common share. For the years ended December 31, 2016 and December 26, 2015, our excess tax benefits recognized were $110 million and $107 million, respectively. If we had applied this standard in 2016 and 2015, there would have been a $0.07 increase to diluted net income attributable to PepsiCo per common share for both years. The ongoing impact on our financial statements is dependent on the timing of when awards vest or are exercised, our tax rate and the intrinsic value when awards vest or are exercised.

•
Excess tax benefits are retrospectively presented within operating activities and withholding tax payments upon vesting of RSUs, PSUs and PEPunits are retrospectively presented within financing activities in the cash flow statement. The adoption resulted in an increase of $295 million, $269 million and $284 million in our operating cash flow with a corresponding decrease in our financing cash flow for the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively.

The guidance also allows for the employer to repurchase more of an employee’s shares, up to the maximum statutory rate, for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. Our accounting treatment for outstanding awards was not impacted by our adoption of this provision. In addition, the guidance allows for a policy election to account for forfeitures as they occur. We will continue to apply our policy of estimating forfeitures.
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
Recently Issued Accounting Pronouncements - Not Yet Adopted
In 2017, the FASB issued guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.
In 2017, the FASB issued guidance that requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We will adopt the guidance when it becomes effective in the first quarter of 2018. We will also update our allocation of service costs to our divisions starting in 2018 to better approximate actual service cost. In connection with this adoption, we expect to record a decrease in operating profit of $233 million for the year ended December 30, 2017 and an increase in operating profit of $19 million for the year ended December 31, 2016, primarily impacting selling, general and administrative expenses. See Note 7 for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
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
In 2016, the FASB issued guidance that requires lessees to recognize most leases on the balance sheet, but record expenses on the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as assessing system requirements and control implications. We have identified our significant leases by geography and by asset type that will be impacted by the new guidance, as well as a software tool to begin tracking the requirements of the guidance. In addition, we are currently evaluating the timing of adoption of this guidance. See Note 13 for our minimum lease payments under non-cancelable operating leases.
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. We will adopt the guidance when it becomes effective in the first quarter of 2018. The guidance is not expected to have a material impact on our financial statements. In the second quarter of 2017, we sold our minority stake in Britvic, representing all of our available-for-sale equity securities, which reduced the risk and volatility of these investments in our income statement in the future. See Note 9 for further information on our available-for-sale securities.
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments related to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). We will adopt the guidance using the cumulative effect approach when it becomes effective in the first quarter of 2018.
We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We are substantially complete with our contract and business process reviews and implemented changes to our controls to support recognition and disclosures under the new guidance. As a result of implementing certain changes to our accounting policies upon adoption, we plan to record an adjustment to opening retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition; exclude all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions from net revenue and cost of sales; and to record shipping and handling activities that are performed after a customer obtains control of the product as a fulfillment cost. Based on the foregoing, we currently do not expect this guidance to have a material impact on our financial statements or disclosures.
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2017	2016	2015
2014 Productivity Plan	$295	$160	$169
2012 Productivity Plan	—	—	61
Total restructuring and impairment charges	295	160	230
Other productivity initiatives	16	12	90
Total restructuring and impairment charges and other productivity initiatives	$311	$172	$320
2014 Multi-Year Productivity Plan
The 2014 Productivity Plan, publicly announced on February 13, 2014, includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. To build on the successful implementation of the 2014 Productivity Plan to date, we expanded and extended the program through the end of 2019 to take advantage of additional opportunities within the initiatives described above to further strengthen our food, snack and beverage businesses.
In 2017, 2016 and 2015, we incurred restructuring charges of $295 million ($224 million after-tax or $0.16 per share), $160 million ($131 million after-tax or $0.09 per share) and $169 million ($134 million after-tax or $0.09 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash), and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at December 30, 2017 is expected to be paid by the end of 2018.
A summary of our 2014 Productivity Plan charges is as follows:

	2017				2016				2015
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$67	$—	$—	$67	$10	$—	$3	$13	$18	$(1)	$9	$26
QFNA	11	—	—	11	—	—	1	1	—	—	3	3
NAB	52	1	1	54	18	8	9	35	10	4	17	31
Latin America (a)	57	16	(10)	63	29	—	(2)	27	2	10	16	28
ESSA	46	4	3	53	21	22	17	60	26	11	25	62
AMENA (b)	2	—	(5)	(3)	4	6	4	14	2	—	8	10
Corporate	45	—	5	50	6	—	4	10	1	—	8	9
	$280	$21	$(6)	$295	$88	$36	$36	$160	$59	$24	$86	$169

(a)	Income amounts represent adjustments for changes in estimates.

(b)	Income amount primarily reflects a gain on the sale of property, plant and equipment.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $1,034 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$131	$9	$23	$163
QFNA	26	—	6	32
NAB	149	69	83	301
Latin America	109	29	14	152
ESSA	127	41	59	227
AMENA	23	6	15	44
Corporate	62	—	53	115
	$627	$154	$253	$1,034

A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2014	$89	$—	$24	$113
2015 restructuring charges	59	24	86	169
Cash payments	(76)	—	(87)	(163)
Non-cash charges and translation	(11)	(24)	(3)	(38)
Liability as of December 26, 2015	61	—	20	81
2016 restructuring charges	88	36	36	160
Cash payments	(46)	—	(49)	(95)
Non-cash charges and translation	(15)	(36)	1	(50)
Liability as of December 31, 2016	88	—	8	96
2017 restructuring charges	280	21	(6)	295
Cash payments	(91)	—	(22)	(113)
Non-cash charges and translation	(65)	(21)	34	(52)
Liability as of December 30, 2017	$212	$—	$14	$226
2012 Multi-Year Productivity Plan
The 2012 Productivity Plan, publicly announced on February 9, 2012, included actions in every aspect of our business that we believe would strengthen our complementary food, snack and beverage businesses.
In 2015, we incurred restructuring charges of $61 million ($50 million after-tax or $0.03 per share) in conjunction with our 2012 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily related to severance and other employee-related costs, asset impairments (all non-cash) and contract termination costs. The 2012 Productivity Plan was completed in 2016 and all cash payments were paid by the end of 2016.
A summary of our 2012 Productivity Plan charges in 2015 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$—	$—	$—	$—
QFNA	—	—	—	—
NAB	—	—	2	2
Latin America	6	1	1	8
ESSA	15	—	12	27
AMENA	15	3	2	20
Corporate	3	—	1	4
	$39	$4	$18	$61

Since the inception of the 2012 Productivity Plan, we incurred restructuring charges of $894 million:

	2012 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$91	$8	$25	$124
QFNA	18	—	10	28
NAB	107	44	48	199
Latin America	98	11	18	127
ESSA	136	23	66	225
AMENA	75	5	17	97
Corporate	35	—	59	94
	$560	$91	$243	$894
A summary of our 2012 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2014	$28	$—	$5	$33
2015 restructuring charges	39	4	18	61
Cash payments	(24)	—	(21)	(45)
Non-cash charges and translation	(8)	(4)	1	(11)
Liability as of December 26, 2015	35	—	3	38
Cash payments	(28)	—	(2)	(30)
Non-cash charges and translation	(7)	—	(1)	(8)
Liability as of December 31, 2016	$—	$—	$—	$—
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans in 2017 and 2016. In 2015, we incurred charges of $90 million ($66 million after-tax or $0.04 per share) related to other productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans. These charges were recorded in selling, general and administrative expenses and primarily reflect severance and other employee-related costs and asset impairments (all non-cash). These initiatives were not included in items affecting comparability.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.
See additional unaudited information in “Items Affecting Comparability” and “Results of Operations – Division Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2017	2016	2015
Property, plant and equipment, net
Land		$1,148	$1,153
Buildings and improvements	15 - 44	8,796	8,306
Machinery and equipment, including fleet and software	5 - 15	27,018	25,277
Construction in progress		2,144	2,082
		39,106	36,818
Accumulated depreciation		(21,866)	(20,227)
		$17,240	$16,591
Depreciation expense		$2,227	$2,217	$2,248
Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets is as follows:

		2017			2016			2015
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$858	$(128)	$730	$827	$(108)	$719
Reacquired franchise rights	5 – 14	106	(104)	2	106	(102)	4
Brands	20 – 40	1,322	(1,026)	296	1,277	(977)	300
Other identifiable intangibles	10 – 24	521	(281)	240	522	(308)	214
		$2,807	$(1,539)	$1,268	$2,732	$(1,495)	$1,237
Amortization expense				$68			$70	$75
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 30, 2017 and using average 2017 foreign exchange rates, is expected to be as follows:

	2018	2019	2020	2021	2022
Five-year projected amortization	$69	$64	$64	$62	$60

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. For additional unaudited information on our policies for amortizable brands, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Nonamortizable Intangible Assets
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015. We recognized no material impairment charges for nonamortizable intangible assets in each of the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015. As of December 30, 2017, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceeded their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the macroeconomic conditions in Russia and Brazil on the estimated fair value of our indefinite-lived intangible assets in these countries and have concluded that there is no impairment as of December 30, 2017. However, there could be an impairment of the carrying value of certain brands in these countries if there is a deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. For additional information on our policies for nonamortizable intangible assets, see Note 2.

The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2016	Translation and Other	Balance, End of 2016	Translation and Other	Balance, End of 2017
FLNA
Goodwill	$267	$3	$270	$10	$280
Brands	22	1	23	2	25
	289	4	293	12	305
QFNA
Goodwill	175	—	175	—	175
NAB
Goodwill (a)	9,754	89	9,843	11	9,854
Reacquired franchise rights	7,042	22	7,064	62	7,126
Acquired franchise rights	1,507	5	1,512	13	1,525
Brands (a)	108	206	314	39	353
	18,411	322	18,733	125	18,858
Latin America
Goodwill	521	32	553	2	555
Brands	137	13	150	(9)	141
	658	45	703	(7)	696
ESSA (b)
Goodwill	3,042	135	3,177	275	3,452
Reacquired franchise rights	488	—	488	61	549
Acquired franchise rights	190	(6)	184	11	195
Brands	2,212	146	2,358	187	2,545
	5,932	275	6,207	534	6,741
AMENA
Goodwill	418	(6)	412	16	428
Brands	105	(2)	103	8	111
	523	(8)	515	24	539

Total goodwill	14,177	253	14,430	314	14,744
Total reacquired franchise rights	7,530	22	7,552	123	7,675
Total acquired franchise rights	1,697	(1)	1,696	24	1,720
Total brands	2,584	364	2,948	227	3,175
	$25,988	$638	$26,626	$688	$27,314

(a)	The change in 2016 is primarily related to our acquisition of KeVita, Inc.

(b)	The change in 2017 primarily reflects the currency appreciation of the Russian ruble and euro. The change in 2016 primarily reflects the currency appreciation of the Russian ruble.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

		2017	2016	2015
United States		$3,452	$2,630	$2,879
Foreign		6,150	5,923	4,563
		$9,602	$8,553	$7,442

The provision for income taxes consisted of the following:
		2017	2016	2015
Current:	U.S. Federal	$4,925	$1,219	$1,143
	Foreign	724	824	773
	State	136	77	65
		5,785	2,120	1,981
Deferred:	U.S. Federal	(1,159)	109	(14)
	Foreign	(9)	(33)	(32)
	State	77	(22)	6
		(1,091)	54	(40)
		$4,694	$2,174	$1,941

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2017	2016	2015
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.9	0.4	0.6
Lower taxes on foreign results	(9.4)	(8.0)	(10.5)
Impact of Venezuela impairment charges	—	—	6.4
Provisional one-time mandatory transition tax - TCJ Act	41.4	—	—
Provisional remeasurement of deferred taxes - TCJ Act	(15.9)	—	—
Tax settlements	—	—	(3.1)
Other, net	(3.1)	(2.0)	(2.3)
Annual tax rate	48.9%	25.4%	26.1%
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion in the fourth quarter of 2017. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Included in the provisional net tax expense of $2.5 billion is a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This provisional mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act, and reflected in our provision for income taxes.

The TCJ Act also creates a new requirement that certain income earned by foreign subsidiaries, known as GILTI, must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. Due to the complexity of calculating GILTI under the new law, we have not determined which method we will apply. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements. We expect to elect an accounting policy in the first quarter of 2018.
The components of the provisional net tax expense recorded in 2017 are based on currently available information and additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries. The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of our U.S. federal tax return, and further analysis and interpretation of certain provisions of the TCJ Act impacting deferred taxes, for example 100% expensing of qualified assets as well as our accounting policy election for recognizing deferred taxes for GILTI, could impact our deferred tax balance as of December 30, 2017.
Tax effects for these items will be recorded in subsequent quarters, as discrete adjustments to our income tax provision, once complete. The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the TCJ Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of 2018.
The recorded impact of the TCJ Act is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
For further unaudited information and discussion of the potential impact of the TCJ Act, refer to “Item 1A. Risk Factors,” “Our Business Risks,” “Our Liquidity and Capital Resources” and “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deferred tax liabilities and assets are comprised of the following:
Deferred Tax Liabilities

	2017	2016
Debt guarantee of wholly-owned subsidiary	$578	$839
Property, plant and equipment	1,397	1,967
Intangible assets other than nondeductible goodwill	3,169	4,124
Other	50	245
Gross deferred tax liabilities	5,194	7,175
Deferred tax assets
Net carryforwards	1,400	1,255
Share-based compensation	107	219
Retiree medical benefits	198	316
Other employee-related benefits	338	614
Pension benefits	22	419
Deductible state tax and interest benefits	157	189
Other	893	839
Gross deferred tax assets	3,115	3,851
Valuation allowances	(1,163)	(1,110)
Deferred tax assets, net	1,952	2,741
Net deferred tax liabilities	$3,242	$4,434
A summary of our valuation allowance activity is as follows:

	2017	2016	2015
Balance, beginning of year	$1,110	$1,136	$1,230
Provision/(benefit)	33	13	(26)
Other additions/(deductions)	20	(39)	(68)
Balance, end of year	$1,163	$1,110	$1,136
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
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2012-2016	2012-2013
Mexico	2014-2016	2014
United Kingdom	2014-2016	None
Canada (Domestic)	2013-2016	2013-2014
Canada (International)	2010-2016	2010-2014
Russia	2012-2016	2012-2016
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
In 2015, we reached an agreement with the IRS resolving substantially all open matters related to the audits of taxable years 2010 and 2011. The agreement resulted in a 2015 non-cash tax benefit totaling $230 million.
As of December 30, 2017, the total gross amount of reserves for income taxes, reported in other liabilities, was $2.2 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $283 million as of December 30, 2017, of which $89 million of expense was recognized in 2017. The gross amount of interest accrued, reported in other liabilities, was $193 million as of December 31, 2016, of which $61 million of expense was recognized in 2016.
A reconciliation of unrecognized tax benefits, is as follows:

	2017	2016
Balance, beginning of year	$1,885	$1,547
Additions for tax positions related to the current year	309	349
Additions for tax positions from prior years	86	139
Reductions for tax positions from prior years	(51)	(70)
Settlement payments	(4)	(26)
Statutes of limitations expiration	(33)	(27)
Translation and other	20	(27)
Balance, end of year	$2,212	$1,885
Carryforwards and Allowances
Operating loss carryforwards totaling $12.6 billion at year-end 2017 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2018, $11.1 billion between 2019 and 2037 and $1.3 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
As of December 30, 2017, we had approximately $42.5 billion of undistributed international earnings. We intend to repatriate approximately $20 billion of our foreign earnings back to the United States and have recognized all tax expense on these earnings in the fourth quarter of 2017. We intend to continue to reinvest the remaining $22.5 billion of earnings outside the United States for the foreseeable future and while U.S. federal tax expense has been recognized as a result of the TCJ Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. PepsiCo has granted stock options, RSUs, PSUs, PEPunits and long-term cash awards to employees under the shareholder-approved PepsiCo, Inc. Long-Term

Incentive Plan (LTIP). Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect stock options receive four stock options for every one RSU that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and, beginning in 2016, were granted 66% PSUs and 34% long-term cash, each of which are subject to pre-established performance targets. Previously, they were granted a combination of 60% PEPunits measuring both absolute and relative stock price performance and 40% long-term cash based on achievement of specific performance operating metrics.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs, PSUs and PEPunits.
As of December 30, 2017, 74 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense:

	2017		2016	2015
Share-based compensation expense - equity awards	$292		$284	$295
Share-based compensation expense - liability awards	13		5	—
Restructuring and impairment (credits)/charges	(2)		5	4
Total	$303		$294	$299
Income tax benefits recognized in earnings related to share-based compensation	$89	(a)	$91	$77

(a)	Reflects tax rates effective for the 2017 tax year.
As of December 30, 2017, there was $314 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Stock Options
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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2017	2016	2015
Expected life	5 years	6 years	7 years
Risk-free interest rate	2.0%	1.4%	1.8%
Expected volatility	11%	12%	15%
Expected dividend yield	2.7%	2.7%	2.7%
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
A summary of our stock option activity for the year ended December 30, 2017 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(b)
Outstanding at December 31, 2016	25,190	$69.88
Granted	1,481	$110.15
Exercised	(7,136)	$65.31
Forfeited/expired	(522)	$88.36
Outstanding at December 30, 2017	19,013	$74.23	4.22	$868,750
Exercisable at December 30, 2017	14,589	$65.60	3.02	$792,560
Expected to vest as of December 30, 2017	3,994	$102.50	8.15	$69,578

(a)	Options are in thousands and include options previously granted under the PBG plan. No additional options or shares were granted under the PBG plan after 2009.

(b)	In thousands.

Restricted Stock Units and Performance Stock Units
Each RSU represents our obligation to deliver to the holder one share of PepsiCo common stock when the award vests at the end of the service period. PSUs are awards pursuant to which a number of shares are delivered to the holder upon vesting at the end of the service period based on PepsiCo’s performance against specified financial and/or operational performance metrics. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award. During the vesting period, RSUs and PSUs accrue dividend equivalents that pay out in cash (without interest) if and when the applicable RSU or PSU vests and becomes payable.
The fair value of RSUs is measured at the market price of the Company’s stock on the date of grant. The fair value of PSUs is measured at the market price of the Company’s stock on the date of grant with the exception of awards with market conditions, for which we use the Monte-Carlo simulation model to determine the fair value. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

A summary of our RSU and PSU activity for the year ended December 30, 2017 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	8,237	$91.81
Granted (b)	2,824	$109.92
Converted	(3,226)	$82.56
Forfeited	(608)	$100.17
Actual performance change (c)	66	$100.33
Outstanding at December 30, 2017 (d)	7,293	$102.30	1.33	$874,517
Expected to vest as of December 30, 2017	6,695	$102.00	1.26	$802,826

(a)	In thousands.

(b)	Grant activity for all PSUs are disclosed at target.

(c)	Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PSUs for which the performance period has not ended as of December 30, 2017, at the threshold, target and maximum award levels were zero, 0.9 million and 1.5 million, respectively.

PEPunits
PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The fair value of PEPunits is measured using the Monte-Carlo simulation model.
A summary of our PEPunit activity for the year ended December 30, 2017 is as follows:

	PEPunits(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	533	$59.86
Converted	(363)	$49.11
Forfeited	(13)	$68.94
Actual performance change (b)	91	$50.74
Outstanding at December 30, 2017 (c)	248	$68.94	0.17	$29,734
Expected to vest as of December 30, 2017	234	$68.94	0.17	$28,034

(a)	In thousands.

(b)	Reflects the net number of PEPunits above and below target levels based on actual performance measured at the end of the performance period.

(c)	The outstanding PEPunits for which the performance period has not ended as of December 30, 2017, at the threshold, target and maximum award levels were zero, 0.2 million and 0.4 million, respectively.
Long-Term Cash
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
A summary of our long-term cash activity for the year ended December 30, 2017 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 31, 2016	$15,670
Granted (b)	19,060
Forfeited	(1,530)
Outstanding at December 30, 2017 (c)	$33,200	$32,592	1.73
Expected to vest as of December 30, 2017	$29,590	$29,092	1.71

(a)	In thousands.

(b)	Grant activity for all long-term cash awards are disclosed at target.

(c)
The outstanding long-term cash awards for which the performance period has not ended as of December 30, 2017, at the threshold, target and maximum award levels were zero, $33.2 million and $66.4 million, respectively.

Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2017	2016	2015
Stock Options
Total number of options granted (a)	1,481	1,743	1,884
Weighted-average grant-date fair value of options granted	$8.25	$6.94	$10.80
Total intrinsic value of options exercised (a)	$327,860	$290,131	$366,188
Total grant-date fair value of options vested (a)	$23,122	$18,840	$21,837
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,824	3,054	2,759
Weighted-average grant-date fair value of RSUs/PSUs granted	$109.92	$99.06	$99.17
Total intrinsic value of RSUs/PSUs converted (a)	$380,269	$359,401	$375,510
Total grant-date fair value of RSUs/PSUs vested (a)	$264,923	$257,648	$257,831
PEPunits
Total number of PEPunits granted (a)	—	—	300
Weighted-average grant-date fair value of PEPunits granted	$—	$—	$68.94
Total intrinsic value of PEPunits converted (a)	$39,782	$38,558	$37,705
Total grant-date fair value of PEPunits vested (a)	$18,833	$16,572	$22,286

(a)	In thousands.
As of December 30, 2017 and December 31, 2016, there were approximately 250,000 and 254,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
Note 7 — Pension, Retiree Medical and Savings Plans
Effective January 1, 2017, the U.S. qualified defined benefit pension plans were reorganized into Plan A and Plan I. Actuarial gains and losses associated with Plan A are amortized over the average remaining service life of the active participants, while the actuarial gains and losses associated with Plan I are amortized over the remaining life expectancy of the inactive participants. As a result of this change, the pre-tax net periodic benefit cost decreased by $42 million ($27 million after-tax, reflecting tax rates effective for the 2017 tax year, or $0.02 per share) in 2017, primarily impacting corporate unallocated expenses. See “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service life for participants in Plan A (approximately 11 years) and retiree medical (approximately 7 years), or the remaining life expectancy for participants in Plan I (approximately 27 years). The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service (credit)/cost) is included in earnings on a straight-line basis over the average remaining service life for participants in Plan A or the remaining life expectancy for participants in Plan I.
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2017	2016	2017	2016	2017	2016
Change in projected benefit liability
Liability at beginning of year	$13,192	$13,033	$3,124	$2,872	$1,208	$1,300
Service cost	401	393	91	80	28	31
Interest cost	468	484	89	94	36	41
Plan amendments	10	18	2	—	(5)	(15)
Participant contributions	—	—	2	2	—	—
Experience loss/(gain)	1,529	614	5	560	21	(51)
Benefit payments	(825)	(347)	(104)	(83)	(107)	(100)
Settlement/curtailment	(58)	(1,014)	(22)	(19)	—	—
Special termination benefits	60	11	—	1	2	1
Other, including foreign currency adjustment	—	—	303	(383)	4	1
Liability at end of year	$14,777	$13,192	$3,490	$3,124	$1,187	$1,208

Change in fair value of plan assets
Fair value at beginning of year	$11,458	$11,397	$2,894	$2,823	$320	$354
Actual return on plan assets	1,935	880	288	409	52	30
Employer contributions/funding	60	541	104	118	56	36
Participant contributions	—	—	2	2	—	—
Benefit payments	(825)	(347)	(104)	(83)	(107)	(100)
Settlement	(46)	(1,013)	(18)	(22)	—	—
Other, including foreign currency adjustment	—	—	294	(353)	—	—
Fair value at end of year	$12,582	$11,458	$3,460	$2,894	$321	$320
Funded status	$(2,195)	$(1,734)	$(30)	$(230)	$(866)	$(888)

Amounts recognized
Other assets	$286	$—	$85	$51	$—	$—
Other current liabilities	(74)	(42)	(1)	(1)	(75)	(54)
Other liabilities	(2,407)	(1,692)	(114)	(280)	(791)	(834)
Net amount recognized	$(2,195)	$(1,734)	$(30)	$(230)	$(866)	$(888)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,520	$3,220	$782	$884	$(189)	$(193)
Prior service cost/(credit)	29	20	(3)	(5)	(71)	(91)
Total	$3,549	$3,240	$779	$879	$(260)	$(284)

Changes recognized in net loss/(gain) included in other comprehensive loss
Net loss/(gain) arising in current year	$431	$568	$(115)	$314	$(9)	$(57)
Amortization and settlement recognition	(131)	(413)	(60)	(46)	12	1
Foreign currency translation loss/(gain)	—	—	73	(117)	1	1
Total	$300	$155	$(102)	$151	$4	$(55)

Accumulated benefit obligation at end of year	$13,732	$12,211	$2,985	$2,642
The amounts we report as pension and retiree medical cost consist of the following components:

•	Service cost is the value of benefits earned by employees for working during the year.

•	Interest cost is the accrued interest on the projected benefit obligation due to the passage of time.

•	Expected return on plan assets is the long-term return we expect to earn on plan investments for our funded plans that will be used to settle future benefit obligations.

•	Amortization of prior service cost/(credit) represents the recognition in the income statement of benefit changes resulting from plan amendments.

•
Amortization of net loss/(gain) represents the recognition in the income statement of changes in the amount of plan assets and the projected benefit obligation based on changes in assumptions and actual experience.

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

•	Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of benefit expense
Service cost	$401	$393	$435	$91	$80	$99	$28	$31	$35
Interest cost	468	484	546	89	94	115	36	41	52
Expected return on plan assets	(849)	(834)	(850)	(176)	(163)	(174)	(22)	(24)	(27)
Amortization of prior service cost/(credit)	1	(1)	(3)	—	—	—	(25)	(38)	(39)
Amortization of net loss/(gain)	123	168	205	53	40	71	(12)	(1)	2
	144	210	333	57	51	111	5	9	23
Settlement/curtailment loss/(gain) (a)	8	245	—	11	9	3	—	(14)	—
Special termination benefits	60	11	18	—	1	1	2	1	1
Total	$212	$466	$351	$68	$61	$115	$7	$(4)	$24

(a)
U.S. includes a settlement charge of $242 million related to the group annuity contract purchase in 2016. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amounts to be amortized from accumulated other comprehensive loss/(gain) into pre-tax expense in 2018 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss/(gain)	$179	$46	$(10)
Prior service cost/(credit)	3	—	(20)
Total	$182	$46	$(30)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Weighted-average assumptions
Liability discount rate	3.7%	4.4%	4.5%	3.0%	3.1%	4.0%	3.5%	4.0%	4.2%
Expense discount rate (a)	n/a	n/a	4.2%	n/a	n/a	3.8%	n/a	n/a	3.8%
Service cost discount rate (a)	4.5%	4.6%	n/a	3.6%	4.1%	n/a	4.0%	4.3%	n/a
Interest cost discount rate (a)	3.7%	3.8%	n/a	2.8%	3.5%	n/a	3.2%	3.3%	n/a
Expected return on plan assets	7.5%	7.5%	7.5%	6.0%	6.2%	6.5%	7.5%	7.5%	7.5%
Liability rate of salary increases	3.1%	3.1%	3.1%	3.7%	3.6%	3.6%
Expense rate of salary increases	3.1%	3.1%	3.5%	3.6%	3.6%	3.6%

(a)
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of pension and retiree medical expense. See additional unaudited information in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2017	2016	2017	2016	2017	2016
Selected information for plans with accumulated benefit obligation in excess of plan assets
Liability for service to date	$(8,355)	$(12,211)	$(161)	$(134)
Fair value of plan assets	$6,919	$11,458	$119	$110
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(9,400)	$(13,192)	$(1,273)	$(2,773)	$(1,187)	$(1,208)
Fair value of plan assets	$6,919	$11,458	$1,158	$2,492	$321	$320
Of the total projected pension benefit liability as of December 30, 2017, approximately $905 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2018	2019	2020	2021	2022	2023 - 27
Pension	$890	$985	$825	$875	$925	$5,210
Retiree medical (a)	$120	$120	$110	$110	$105	$455

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $2 million for each of the years from 2018 through 2022 and approximately $6 million in total for 2023 through 2027.

These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2017	2016	2015	2017	2016	2015
Discretionary (a)	$6	$459	$—	$—	$—	$—
Non-discretionary	158	200	162	56	36	43
Total	$164	$659	$162	$56	$36	$43

(a)	Includes $452 million in 2016 relating to the funding of the group annuity contract purchase from an unrelated insurance company.
In February 2018, we received approval from our Board of Directors to make discretionary contributions of $1.4 billion to Plan A in the United States that we intend to invest in fixed income securities. As of February 13, 2018, we contributed $750 million of the approved amount; we expect to contribute the remaining $650 million in the first quarter of 2018. These contributions are reflected in our 2018 long-term expected rate of return on plan assets and target investment allocations. In addition, in 2018, we expect to make non-discretionary contributions of approximately $175 million to our U.S. and international plans for pension benefits and approximately $75 million for retiree medical benefits.
Plan Assets
Our pension plan investment strategy includes the use of actively managed accounts and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. This strategy is also applicable to funds held for the retiree medical plans. Our investment objective includes ensuring that funds are available to meet the plans’ benefit obligations when they become due. Assets contributed to our pension plans are no longer controlled by us, but become the property of our individual pension plans. However, we are indirectly impacted by changes in these plan assets as compared to changes in our projected liabilities. Our overall investment policy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments, such as futures and forward contracts, to reduce interest rate and foreign currency risks. Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Forward contracts consist of currency forwards.
For 2018 and 2017, our expected long-term rate of return on U.S. plan assets is 7.2% and 7.5%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2018	2017
Fixed income	47%	40%
U.S. equity	29%	33%
International equity	20%	22%
Real estate	4%	5%
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
Plan assets measured at fair value as of fiscal year-end 2017 and 2016 are categorized consistently by level, and are as follows:

	2017				2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. plan assets (a)
Equity securities, including preferred stock (b)	$6,904	$6,896	$8	$—	$6,489
Government securities (c)	1,365	—	1,365	—	1,173
Corporate bonds (c)	3,429	—	3,429	—	3,012
Mortgage-backed securities (c)	217	—	217	—	187
Contracts with insurance companies (d)	8	—	—	8	7
Cash and cash equivalents	236	236	—	—	196
Sub-total U.S. plan assets	12,159	$7,132	$5,019	$8	11,064
Real estate commingled funds measured at net asset value (e)	675				651
Dividends and interest receivable, net of payables	69				63
Total U.S. plan assets	$12,903				$11,778
International plan assets
Equity securities (b)	$1,928	$1,895	$33	$—	$1,556
Government securities (c)	492	—	492	—	432
Corporate bonds (c)	493	—	493	—	453
Fixed income commingled funds (f)	383	383	—	—	316
Contracts with insurance companies (d)	36	—	—	36	35
Cash and cash equivalents	19	19	—	—	12
Sub-total international plan assets	3,351	$2,297	$1,018	$36	2,804
Real estate commingled funds measured at net asset value (e)	102				84
Dividends and interest receivable	7				6
Total international plan assets	$3,460				$2,894

(a)
2017 and 2016 amounts include $321 million and $320 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

(b)
The equity securities portfolio was invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio in the U.S. was invested in domestic and international corporate preferred stock investments. The common stock is based on quoted prices in active markets. The U.S. commingled funds are based on fair values of the investments owned by these funds that are benchmarked against various U.S. large, mid-cap and small company indices, and includes one large-cap fund that represents 19% of total U.S. plan assets for 2017 and 2016. The international commingled funds are based on the fair values of the investments owned by these funds that track various non-U.S. equity indices. The preferred stock investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(c)
These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 23% and 22% of total U.S. plan assets for 2017 and 2016, respectively.

(d)
Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 30, 2017 and December 31, 2016.

(e)
The real estate commingled funds include investments in limited partnerships. These funds are based on the net asset value of the appraised value of investments owned by these funds as determined by independent third parties using inputs that are not observable. The majority of the funds are redeemable quarterly subject to availability of cash and have notice periods ranging from 45 to 90 days.

(f)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

Retiree Medical Cost Trend Rates

	2018	2017
Average increase assumed	6%	6%
Ultimate projected increase	5%	5%
Year of ultimate projected increase	2039	2039
These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability, however the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2017 service and interest cost components	$3	$(3)
2017 benefit liability	$39	$(34)
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
In 2017, 2016 and 2015, our total Company contributions were $176 million, $164 million and $148 million, respectively.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Debt Obligations
The following table summarizes the Company’s debt obligations:

	2017(a)	2016(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$4,020	$4,401
Commercial paper (1.3% and 0.6%)	1,385	2,257
Other borrowings (4.7% and 4.4%)	80	234
	$5,485	$6,892
Long-term debt obligations (b)
Notes due 2017 (1.4%)	$—	$4,398
Notes due 2018 (2.4% and 2.3%)	4,016	2,561
Notes due 2019 (2.1% and 1.7%)	3,933	2,837
Notes due 2020 (3.1% and 2.6%)	3,792	3,816
Notes due 2021 (2.4% and 2.4%)	3,300	2,249
Notes due 2022 (2.6% and 2.8%)	3,853	2,655
Notes due 2023-2047 (3.7% and 3.8%)	18,891	15,903
Other, due 2017-2026 (1.3% and 1.4%)	31	35
	37,816	34,454
Less: current maturities of long-term debt obligations	(4,020)	(4,401)
Total	$33,796	$30,053

(a)	Amounts are shown net of unamortized net discounts of $155 million and $142 million for 2017 and 2016, respectively.

(b)
The interest rates presented reflect weighted-average rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for additional information regarding our interest rate derivative instruments.

In 2017, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
Floating rate	May 2019		$350
Floating rate	May 2022		$400
1.550%	May 2019		$750
2.250%	May 2022		$750
4.000%	May 2047		$750
2.150%	May 2024	C$	750	(b)
Floating rate	October 2018		$1,500
2.000%	April 2021		$1,000
3.000%	October 2027		$1,500

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes, issued in Canadian dollars, were designated as a net investment hedge to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In 2017, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 5, 2022. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.

Also in 2017, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 4, 2018. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement and our $3.7225 billion 364-day credit agreement both dated as of June 6, 2016. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 30, 2017, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
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
In addition, as of December 30, 2017, our international debt of $73 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
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
Our commodity derivatives had a total notional value of $0.9 billion as of December 30, 2017 and $0.8 billion as of December 31, 2016.
Foreign Exchange
Our operations outside of the United States generated 42% of our net revenue in 2017, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue in 2017. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold.
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
Our foreign currency derivatives had a total notional value of $1.6 billion as of December 30, 2017 and December 31, 2016. The total notional amount of our debt instruments designated as net investment hedges was $1.5 billion as of December 30, 2017 and $0.8 billion as of December 31, 2016. Ineffectiveness for derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $14.2 billion as of December 30, 2017 and $11.2 billion as of December 31, 2016. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of December 30, 2017, approximately 43% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 38% as of December 31, 2016.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of December 30, 2017 were not material. In 2017, we recorded a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. This gain was recorded in our ESSA segment in selling, general and administrative expenses. The pre-tax unrealized gain on these available-for-sale equity securities was $72 million as of December 31, 2016. See Note 2 for additional information on investments in certain equity securities.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges on our available-for-sale securities for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.
Tingyi-Asahi Beverages Holding Co. Ltd.
During 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses in our income statement and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of December 30, 2017 and December 31, 2016. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
In connection with our transaction with Tingyi in 2012, we received a call option to increase our holding in TAB to 20% with an expiration date in 2015. Prior to its expiration, we concluded that the probability of exercising the option was remote and, accordingly, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) to write off the recorded value of this call option in 2015.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 30, 2017 and December 31, 2016 are categorized as follows:

		2017		2016
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	1	$—	$—	$82	$—
Debt securities (c)	2	14,510	—	11,369	—
		$14,510	$—	$11,451	$—
Short-term investments (d)	1	$228	$—	$193	$—
Prepaid forward contracts (e)	2	$27	$—	$25	$—
Deferred compensation (f)	2	$—	$503	$—	$472
Derivatives designated as fair value hedging instruments:
Interest rate (g)	2	$24	$130	$66	$71
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	2	$15	$31	$51	$8
Interest rate (h)	2	—	213	—	408
Commodity (i)	1	—	2	—	1
Commodity (j)	2	2	—	2	—
		$17	$246	$53	$417
Derivatives not designated as hedging instruments:
Foreign exchange (h)	2	$10	$3	$2	$15
Commodity (i)	1	—	19	1	1
Commodity (j)	2	85	12	60	25
		$95	$34	$63	$41
Total derivatives at fair value (k)		$136	$410	$182	$529
Total		$14,901	$913	$11,851	$1,001

(a)
Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)	Based on the price of common stock. These equity securities were classified as investments in noncontrolled affiliates.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of December 30, 2017, $5.8 billion and $8.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 2016, $4.6 billion and $6.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of our available-for-sale debt securities have maturities of one year or less.

(d)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on quoted contract prices on futures exchange markets.

(j)	Based on recently reported market transactions of swap arrangements.

(k)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 30, 2017 and December 31, 2016 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of December 30, 2017 and December 31, 2016 was $41 billion and $38 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2017	2016	2017	2016	2017	2016
Foreign exchange	$(15)	$74	$62	$(24)	$10	$(44)
Interest rate	101	105	(195)	97	(184)	187
Commodity	(48)	(52)	3	1	3	7
Net investment	—	—	157	(39)	—	—
Total	$38	$127	$27	$35	$(171)	$150

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

Based on current market conditions, we expect to reclassify net losses of $33 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2017		2016		2015
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$4,857		$6,329		$5,452
Preferred shares:
Dividends	—		(1)		(1)
Redemption premium	(4)		(5)		(5)
Net income available for PepsiCo common shareholders	$4,853	1,425	$6,323	1,439	$5,446	1,469
Basic net income attributable to PepsiCo per common share	$3.40		$4.39		$3.71
Net income available for PepsiCo common shareholders	$4,853	1,425	$6,323	1,439	$5,446	1,469
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	12	1	12	—	15
ESOP convertible preferred stock	4	1	5	1	6	1
Diluted	$4,857	1,438	$6,329	1,452	$5,452	1,485
Diluted net income attributable to PepsiCo per common share	$3.38		$4.36		$3.67

(a)	Weighted-average common shares outstanding (in millions).
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	2017	2016	2015
Out-of-the-money options (a)	0.4	0.7	1.5
Average exercise price per option	$110.12	$99.98	$99.25

(a)	In millions.
Note 11 — Preferred Stock
As of December 30, 2017 and December 31, 2016, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker. Quaker made the final award to its ESOP in June 2001. As of December 30, 2017 and December 31, 2016, there were 803,953 preferred shares issued and 114,753 and 122,553 shares outstanding, respectively. The outstanding preferred shares had a fair value of $68 million as of December 30, 2017 and $64 million as of December 31, 2016.
Activities of our preferred stock are included in the equity statement.
In January 2018, all of the outstanding shares of our convertible preferred stock were converted into an aggregate of 550,102 shares of our common stock at the conversion ratio set forth in Exhibit A to our amended and restated articles of incorporation. As a result, there are no shares of our convertible preferred stock outstanding as of February 13, 2018.

Note 12 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 27, 2014 (a)	$(8,255)	$34	$(2,500)	$87	$(35)	$(10,669)
Other comprehensive (loss)/income before reclassifications (b)	(2,936)	(95)	(88)	3	—	(3,116)
Amounts reclassified from accumulated other comprehensive loss	111	97	266	—	—	474
Net current year other comprehensive (loss)/income	(2,825)	2	178	3	—	(2,642)
Tax amounts	—	1	(7)	(2)	—	(8)
Balance as of December 26, 2015 (a)	(11,080)	37	(2,329)	88	(35)	(13,319)
Other comprehensive (loss)/income before reclassifications	(313)	(74)	(750)	(43)	—	(1,180)
Amounts reclassified from accumulated other comprehensive loss	—	150	407	—	—	557
Net current year other comprehensive (loss)/income	(313)	76	(343)	(43)	—	(623)
Tax amounts	7	(30)	27	19	—	23
Balance as of December 31, 2016 (a)	(11,386)	83	(2,645)	64	(35)	(13,919)
Other comprehensive (loss)/income before reclassifications (c)	1,049	130	(375)	25	—	829
Amounts reclassified from accumulated other comprehensive loss	—	(171)	158	(99)	—	(112)
Net current year other comprehensive (loss)/income	1,049	(41)	(217)	(74)	—	717
Tax amounts	60	5	58	6	16	145
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)

(a)	Pension and retiree medical amounts are net of taxes of $1,260 million in 2014, $1,253 million in 2015, $1,280 million in 2016 and $1,338 million in 2017.

(b)	Currency translation adjustment primarily reflects the depreciation of the Russian ruble, Brazilian real and Canadian dollar.

(c)	Currency translation adjustment primarily reflects the appreciation of the euro, Russian ruble, Pound sterling and Canadian dollar.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2017	2016	2015
Currency translation:
Venezuelan entities	$—	$—	$111	Venezuela impairment charges

Cash flow hedges:
Foreign exchange contracts	$—	$2	$(3)	Net revenue
Foreign exchange contracts	10	(46)	(94)	Cost of sales
Interest rate derivatives	(184)	187	174	Interest expense
Commodity contracts	4	3	9	Cost of sales
Commodity contracts	(1)	4	11	Selling, general and administrative expenses
Net (gains)/losses before tax	(171)	150	97
Tax amounts	64	(63)	(47)
Net (gains)/losses after tax	$(107)	$87	$50

Pension and retiree medical items:
Amortization of net prior service credit (a)	$(24)	$(39)	$(41)
Amortization of net losses (a)	167	209	281
Settlement/curtailment (a)	15	237	6
Net losses before tax	158	407	246
Tax amounts	(44)	(144)	(74)
Net losses after tax	$114	$263	$172

Venezuelan entities	$—	$—	$20	Venezuela impairment charges
Tax amount	—	—	(4)
Net losses after tax	$—	$—	$16

Available-for-sale securities:
Sale of Britvic securities	$(99)	$—	$—	Selling, general and administrative expenses
Tax amount	10	—	—
Net gain after tax	$(89)	$—	$—

Total net (gains)/losses reclassified for the year, net of tax	$(82)	$350	$349

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 13 — Supplemental Financial Information
Balance Sheet

	2017	2016	2015
Accounts and notes receivable
Trade receivables	$5,956	$5,709
Other receivables	1,197	1,119
	7,153	6,828
Allowance, beginning of year	134	130	$137
Net amounts charged to expense	26	37	43
Deductions (a)	(35)	(30)	(27)
Other (b)	4	(3)	(23)
Allowance, end of year	129	134	$130
Net receivables	$7,024	$6,694

Inventories (c)
Raw materials and packaging	$1,344	$1,315
Work-in-process	167	150
Finished goods	1,436	1,258
	$2,947	$2,723

Other assets
Noncurrent notes and accounts receivable	$59	$105
Deferred marketplace spending	134	140
Pension plans (d)	374	53
Other	346	338
	$913	$636

Accounts payable and other current liabilities
Accounts payable	$6,727	$6,158
Accrued marketplace spending	2,390	2,444
Accrued compensation and benefits	1,785	1,770
Dividends payable	1,161	1,097
Other current liabilities	2,954	2,774
	$15,017	$14,243

(a)	Includes accounts written off.

(b)	Includes adjustments related primarily to currency translation and other adjustments.

(c)	Approximately 5% of the inventory cost in 2017 and 2016 were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

(d)	See Note 7 for additional information regarding our pension plans.

Statement of Cash Flows

	2017	2016	2015
Interest paid (a)	$1,123	$1,102	$952
Income taxes paid, net of refunds	$1,962	$1,393	$1,808

(a)	In 2016, interest paid excludes the premium paid in accordance with the “make-whole” provisions of the debt redemption discussed in Note 8.
Lease Information

	2017	2016	2015
Rent expense	$742	$701	$696

Minimum lease payments under non-cancelable operating leases by period

Operating Lease Payments
2018	$452
2019	403
2020	297
2021	215
2022	160
2023 and beyond	367
Total minimum operating lease payments	$1,894
Note 14 — Divestitures
Refranchising in Jordan
During the fourth quarter of 2017, we refranchised our beverage business in Jordan by selling a controlling interest in our Jordan bottling operations. We recorded a pre-tax gain of $140 million ($107 million after-tax or $0.07 per share) in selling, general and administrative expenses in our AMENA segment as a result of this transaction.
Refranchising in Thailand
During the fourth quarter of 2017, we entered into an agreement to refranchise our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations (included within our AMENA segment). The transaction is expected to be completed in 2018.
Refranchising in Czech Republic, Hungary, and Slovakia (CHS)
During the first quarter of 2018, we entered into an agreement to refranchise our entire beverage bottling operations and snack distribution operations in CHS (included within our ESSA segment). The transaction is expected to be completed in 2018.

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
Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our Internal Auditor and with our General Counsel. We also have a Compliance & Ethics Department, led by our Chief Compliance & Ethics Officer, who coordinates our compliance policies and practices.
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
February 13, 2018

/s/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller (Principal Accounting Officer)

/s/ HUGH F. JOHNSTON
Hugh F. Johnston
Vice Chairman, Executive Vice President and Chief Financial Officer

/s/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 30, 2017 and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
New York, New York
February 13, 2018

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2017.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth fiscal quarter of 2017, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 30, 2017 (the 2018 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on beneficial ownership reporting compliance is contained under the caption “Ownership of PepsiCo Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement and is incorporated herein by reference.
We have a written code of conduct that applies to all of our employees, including our Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer and Controller, and to our Board of Directors. Our Global Code of Conduct is distributed to all employees and is available on our website at http://www.pepsico.com. A copy of our Global Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Global Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and applicable rules of The Nasdaq Stock Market LLC.
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2018 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2018 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2018 Proxy Statement under the captions “2017 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2018 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2018 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
Consolidated Statement of Comprehensive Income – Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
Consolidated Statement of Cash Flows – Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
Consolidated Balance Sheet – December 30, 2017 and December 31, 2016
Consolidated Statement of Equity – Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015
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

4.39
Form of Floating Rate Notes due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.40
Form of 1.550% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.41
Form of 2.250% Senior Notes due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.42
Form of 4.000% Senior Notes due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.43
Form of 2.150% Senior Notes due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.44
Form of Floating Rate Notes due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.45
Form of 2.000% Senior Notes due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.46
Form of 3.000% Senior Notes due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.47
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.48
Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.49
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

4.50
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.51
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.52
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.53
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.54
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.55
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.56
Indenture dated as of October 24, 2008 among PepsiCo, Inc., Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.57
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.58
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Note due 2023, the 2.250% Senior Notes due 2019, the 0.950% Senior Notes due 2017, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the Floating Rate Notes due 2018, 1.250% Senior Notes due 2018, the 1.850% Senior Notes due 2020, the 2.750% Senior Notes due 2025, the Floating Rate Notes due 2017, the 1.125% Senior Notes due 2017, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the Floating Rate Notes due 2017, the 1.000% Senior Notes due 2017, the 2.150% Senior Notes due 2020, the 4.450% Senior Notes due 2046, the Floating Rate Note due 2019, the 1.500% Senior Notes due 2019, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the Floating Rate Note due 2019, the Floating Rate Note due 2021, the 1.350% Senior Notes due 2019, the 1.700% Senior Notes due 2021, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the Floating Rate Notes due 2019, the Floating Rate Notes due 2022, the 1.550% Senior Notes due 2019, the 2.250% Senior Notes due 2022, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the Floating Rate Notes due 2018, the 2.000% Senior Notes due 2021 and the 3.000% Senior Notes due 2027 which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.59
Form of 2.250% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

4.60
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

4.61
Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.62
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

4.63
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

4.64
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.65
Form of PepsiAmericas, Inc. 7.44% Note due 2026, which is incorporated herein by reference to Exhibit 4.8 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.66
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

4.67
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.68
Form of PepsiAmericas, Inc. 5.00% Note due 2017, which is incorporated herein by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.69
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.70
Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

4.71
Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.72
Form of Bottling Group, LLC 5.50% Senior Note due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.73
Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.74
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

10.1	PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective December 20, 2017.*
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

10.7
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

10.8
Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.9
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.10
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

10.12
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

10.14
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.15
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

10.17
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

10.21	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.22
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.23
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

10.27
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.28
PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.29	PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended and restated effective as of December 20, 2017.*
10.30
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.31
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.32
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.33
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.*

10.34
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2016, which is incorporated herein by reference to Exhibit 10.40 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.35
The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2016, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.36
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.37
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.38
PepsiCo Pension Equalization Plan (the Plan Document for the Pre-409A Program), as amended and restated effective as of April 1, 2016, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.39	PepsiCo Pension Equalization Plan (Plan Document for the Section 409A Program), January 1, 2017 Restatement.*
10.40
PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of April 1, 2016, with amendments through December 12, 2016, which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.41	PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of December 20, 2017.*
10.42
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.49 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.43
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005 (with amendments through March 9, 2017), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2017.*

10.44
Five-Year Credit Agreement, dated as of June 5, 2017, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2017.

10.45	Amendment to Certain PepsiCo Award Agreements.*
10.46	Amendment to the PBG 2004 Long Term Incentive Plan and the PBG Stock Incentive Plan, effective December 20, 2017.*
10.47	PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017).*
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2018

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 13, 2018
Indra K. Nooyi	Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 13, 2018
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 13, 2018
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 13, 2018
Shona L. Brown
/s/ George W. Buckley	Director	February 13, 2018
George W. Buckley
/s/ Cesar Conde	Director	February 13, 2018
Cesar Conde
/s/ Ian M. Cook	Director	February 13, 2018
Ian M. Cook
/s/ Dina Dublon	Director	February 13, 2018
Dina Dublon
/s/ Richard W. Fisher	Director	February 13, 2018
Richard W. Fisher
/s/ William R. Johnson	Director	February 13, 2018
William R. Johnson
/s/ David C. Page	Director	February 13, 2018
David C. Page
/s/ Robert C. Pohlad	Director	February 13, 2018
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 13, 2018
Daniel Vasella
/s/ Darren Walker	Director	February 13, 2018
Darren Walker
/s/ Alberto Weisser	Director	February 13, 2018
Alberto Weisser