Form 10-Q
period 2018-03-24
PEPSICO INC
filed 2018-04-26
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2018 (12 weeks)
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of April 19, 2018 was 1,417,848,788.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/24/2018	3/25/2017
Net Revenue	$12,562	$12,049
Cost of sales	5,655	5,290
Gross profit	6,907	6,759
Selling, general and administrative expenses	5,100	4,896
Operating Profit	1,807	1,863
Other pension and retiree medical benefits income	75	70
Interest expense	(294)	(252)
Interest income and other	69	40
Income before income taxes	1,657	1,721
Provision for income taxes	304	392
Net income	1,353	1,329
Less: Net income attributable to noncontrolling interests	10	11
Net Income Attributable to PepsiCo	$1,343	$1,318
Net Income Attributable to PepsiCo per Common Share
Basic	$0.94	$0.92
Diluted	$0.94	$0.91
Weighted-average common shares outstanding
Basic	1,420	1,428
Diluted	1,430	1,440
Cash dividends declared per common share	$0.805	$0.7525

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/24/2018	3/25/2017
Net income	$1,353	$1,329
Other comprehensive income, net of taxes:
Net currency translation adjustment	290	516
Net change on cash flow hedges	28	(27)
Net pension and retiree medical adjustments	24	9
Net change on available-for-sale securities	(2)	4
	340	502
Comprehensive income	1,693	1,831
Comprehensive income attributable to noncontrolling interests	(10)	(10)
Comprehensive Income Attributable to PepsiCo	$1,683	$1,821

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/24/2018	3/25/2017
Operating Activities
Net income	$1,353	$1,329
Depreciation and amortization	496	477
Share-based compensation expense	80	72
Restructuring and impairment charges	12	27
Cash payments for restructuring charges	(39)	(7)
Pension and retiree medical plan expenses	46	44
Pension and retiree medical plan contributions	(1,521)	(79)
Deferred income taxes and other tax charges and credits	50	129
Change in assets and liabilities:
Accounts and notes receivable	(162)	(128)
Inventories	(383)	(513)
Prepaid expenses and other current assets	(347)	(299)
Accounts payable and other current liabilities	(1,050)	(1,386)
Income taxes payable	178	172
Other, net	(22)	(31)
Net Cash Used for Operating Activities	(1,309)	(193)

Investing Activities
Capital spending	(352)	(317)
Sales of property, plant and equipment	9	12
Acquisitions and investments in noncontrolled affiliates	(36)	(36)
Divestitures	42	41
Short-term investments, by original maturity:
More than three months - purchases	(3,416)	(3,436)
More than three months - maturities	4,609	3,866
More than three months - sales	533	138
Three months or less, net	7	—
Other investing, net	—	1
Net Cash Provided by Investing Activities	1,396	269

Financing Activities
Payments of long-term debt	—	(752)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	28
More than three months - payments	(1)	—
Three months or less, net	4,291	2,396
Cash dividends paid	(1,160)	(1,098)
Share repurchases - common	(493)	(444)
Share repurchases - preferred	(2)	(1)
Proceeds from exercises of stock options	125	245
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(76)	(116)
Other financing	(2)	(1)
Net Cash Provided by Financing Activities	2,682	257
Effect of exchange rate changes on cash and cash equivalents and restricted cash	49	43
Net Increase in Cash and Cash Equivalents and Restricted Cash	2,818	376
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,657	9,169
Cash and Cash Equivalents and Restricted Cash, End of Period	$13,475	$9,545

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/24/2018	12/30/2017
ASSETS
Current Assets
Cash and cash equivalents	$13,443	$10,610
Short-term investments	7,167	8,900
Accounts and notes receivable, less allowance: 3/18 - $141 and 12/17 - $129	7,171	7,024
Inventories:
Raw materials and packaging	1,406	1,344
Work-in-process	200	167
Finished goods	1,729	1,436
	3,335	2,947
Prepaid expenses and other current assets	1,931	1,546
Total Current Assets	33,047	31,027
Property, plant and equipment	39,383	39,106
Accumulated depreciation	(22,242)	(21,866)
	17,141	17,240
Amortizable Intangible Assets, net	1,252	1,268
Goodwill	14,795	14,744
Other nonamortizable intangible assets	12,591	12,570
Nonamortizable Intangible Assets	27,386	27,314
Investments in Noncontrolled Affiliates	2,115	2,042
Other Assets	946	913
Total Assets	$81,887	$79,804

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$11,600	$5,485
Accounts payable and other current liabilities	14,285	15,017
Total Current Liabilities	25,885	20,502
Long-Term Debt Obligations	31,931	33,796
Other Liabilities	9,855	11,283
Deferred Income Taxes	3,231	3,242
Total Liabilities	70,902	68,823

Commitments and contingencies

Preferred Stock, no par value	—	41
Repurchased Preferred Stock	—	(197)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,419 and 1,420 shares, respectively)	24	24
Capital in excess of par value	3,866	3,996
Retained earnings	52,726	52,839
Accumulated other comprehensive loss	(12,717)	(13,057)
Repurchased common stock, in excess of par value (448 and 446 shares, respectively)	(33,016)	(32,757)
Total PepsiCo Common Shareholders’ Equity	10,883	11,045
Noncontrolling interests	102	92
Total Equity	10,985	10,981
Total Liabilities and Equity	$81,887	$79,804

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/24/2018		3/25/2017
	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	0.8	$41	0.8	$41
Conversion to common stock	(0.1)	(6)	—	—
Retirement of preferred stock	(0.7)	(35)	—	—
Balance, end of period	—	—	0.8	41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(197)	(0.7)	(192)
Redemptions	—	(2)	—	(2)
Retirement of preferred stock	0.7	199	—	—
Balance, end of period	—	—	(0.7)	(194)
Common Stock
Balance, beginning of year	1,420	24	1,428	24
Shares issued in connection with preferred stock conversion to common stock	1	—	—	—
Change in repurchased common stock	(2)	—	2	—
Balance, end of period	1,419	24	1,430	24
Capital in Excess of Par Value
Balance, beginning of year		3,996		4,091
Share-based compensation expense		83		73
Equity issued in connection with preferred stock conversion to common stock		6		—
Stock option exercises, RSUs, PSUs and PEPunits converted		(142)		(191)
Withholding tax on RSUs, PSUs and PEPunits converted		(76)		(116)
Other		(1)		—
Balance, end of period		3,866		3,857
Retained Earnings
Balance, beginning of year		52,839		52,518
Cumulative effect of accounting change		(145)		—
Net income attributable to PepsiCo		1,343		1,318
Cash dividends declared – common		(1,147)		(1,080)
Retirement of preferred stock		(164)		—
Balance, end of period		52,726		52,756
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,057)		(13,919)
Other comprehensive income attributable to PepsiCo		340		503
Balance, end of period		(12,717)		(13,416)
Repurchased Common Stock
Balance, beginning of year	(446)	(32,757)	(438)	(31,468)
Share repurchases	(5)	(521)	(4)	(477)
Stock option exercises, RSUs, PSUs and PEPunits converted	3	261	6	446
Other	—	1	—	—
Balance, end of period	(448)	(33,016)	(436)	(31,499)
Total PepsiCo Common Shareholders’ Equity		10,883		11,722
Noncontrolling Interests
Balance, beginning of year		92		104
Net income attributable to noncontrolling interests		10		11
Currency translation adjustment		—		(1)
Balance, end of period		102		114
Total Equity		$10,985		$11,683

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of March 24, 2018, Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 24, 2018 and March 25, 2017 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (2017 Form 10-K), as modified to reflect the adoption during the 12 weeks ended March 24, 2018 of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2017 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 24, 2018 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives and certain advertising and marketing costs in proportion to revenue or volume, as applicable, and the recognition of income taxes using an estimated annual effective tax rate. Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
The following information is unaudited. Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s financial statements to conform to the current year presentation, including the adoption during the 12 weeks ended March 24, 2018 of those recently issued accounting pronouncements disclosed in Note 2.
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/24/2018(a)	3/25/2017	3/24/2018	3/25/2017(b)
FLNA	$3,617	$3,499	$1,050	$1,050
QFNA	601	598	155	163
NAB	4,415	4,460	388	501
Latin America	1,224	1,077	189	133
ESSA	1,668	1,445	118	96
AMENA	1,037	970	187	171
Total division	$12,562	$12,049	$2,087	$2,114
Corporate unallocated	—	—	(280)	(251)
	$12,562	$12,049	$1,807	$1,863

(a)
Our primary performance obligation is our distribution and sales of beverage products and food and snack products to our customers, each comprising approximately 50% of our consolidated net revenue. Internationally, our Latin America segment is predominantly a food and snack business, ESSA’s beverage business and food and snack business are each approximately 50% of the total segment net revenue and AMENA’s beverage business and food and snack business are approximately 35% and 65%, respectively, of the total segment net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our NAB and ESSA segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

(b)	Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 for additional information.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2017, the Financial Accounting Standards Board (FASB) issued guidance to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost separately below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We adopted the provisions of this guidance retrospectively in the first quarter of 2018, using historical information previously disclosed in our pension and retiree medical benefits footnote as the estimation basis. We also updated our allocation of service costs to our divisions to better approximate actual service cost. The impact from retrospective adoption of this guidance resulted in an increase to cost of sales and selling, general and administrative expenses of $4 million and $66 million, respectively, and a corresponding increase to other pension and retiree medical benefits income below operating profit of $70 million for the 12 weeks ended March 25, 2017.

The following table shows the (decreases)/increases to operating profit for each division and to corporate unallocated for the 12 weeks ended March 25, 2017:

FLNA	$(10)
QFNA	(1)
NAB	(4)
Latin America	1
ESSA	(6)
AMENA	—
Corporate unallocated (a)	(50)
Total	$(70)

(a)	Includes restructuring charges of $1 million.
For the years ended December 30, 2017 and December 31, 2016, implementation of this guidance resulted in a decrease in operating profit of $233 million and an increase in operating profit of $19 million, respectively, primarily impacting selling, general and administrative expenses. The changes described above had no impact on our consolidated net revenue, net income or earnings per share. See Note 7 to our consolidated financial statements in our 2017 Form 10-K and Note 7 in this Form 10-Q for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
In 2016, the FASB issued guidance to clarify how restricted cash should be presented in the cash flow statement. We adopted the provisions of this guidance retrospectively during the first quarter of 2018; the adoption did not have a material impact on our financial statements and primarily relates to collateral posted against our derivative asset or liability positions. See Note 9 and Note 13 for further information.
In 2016, the FASB issued guidance that requires companies to account for the income tax effects of intercompany transfers of assets, other than inventory, when the transfer occurs versus deferring income tax effects until the transferred asset is sold to an outside party or otherwise recognized. We adopted the provisions of this guidance during the first quarter of 2018; the adoption did not have a material impact on our financial statements and we recorded an adjustment of $8 million to beginning retained earnings.
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. We adopted the provisions of this guidance during the first quarter of 2018; the adoption did not have an impact on our financial statements. See Note 9 to our consolidated financial statements in our 2017 Form 10-K for further information on our investments in equity securities.
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments related to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach). We adopted the guidance applied to all contracts using the cumulative effect approach during the first quarter of 2018; the adoption did not have a material impact on our financial statements.
We utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We completed our contract and business process reviews and implemented changes to our controls to support recognition and disclosures under the new guidance. We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage products and food and snack products) is satisfied upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred.
As a result of implementing certain changes, which did not have a material impact to our accounting policies upon adoption, in the first quarter of 2018, we recorded an adjustment of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition. In addition, we excluded from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions that were not already excluded. The impact of these taxes previously recognized in net revenue and cost of sales was $23 million for the 12 weeks ended March 25, 2017 and approximately $75 million for the fiscal year ended December 30, 2017, with no impact to operating profit. Shipping and handling activities, including certain merchandising activities, that are performed after a customer obtains control of the product are recorded as fulfillment costs in selling, general and administrative expenses. See Note 2 to our consolidated financial statements in our 2017 Form 10-K for further information on our significant accounting policies related to revenue recognition and total marketplace spending.
Not Yet Adopted
In 2018, the FASB issued guidance related to the Tax Cuts and Jobs Act (TCJ Act) for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective, and the amount that would have been recorded using the newly enacted rate. If elected, the guidance can be applied retrospectively to each period during which the impact of the TCJ Act is recognized or in the period of adoption. The guidance is effective in 2019 with early adoption permitted. We are currently evaluating the impact and adoption of this guidance.
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

To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as assessing system requirements and control implications. We have identified our significant leases by geography and by asset type that will be impacted by the new guidance, as well as a software tool to begin tracking the requirements of the guidance. In addition, we are currently evaluating the timing of adoption of this guidance. See Note 13 to our consolidated financial statements in our 2017 Form 10-K for our minimum lease payments under non-cancelable operating leases.
Note 3 - Restructuring and Impairment Charges
We publicly announced a multi-year productivity plan on February 13, 2014 (2014 Productivity Plan) that includes the next generation of productivity initiatives that we believe will strengthen our beverage, food and snack businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. To build on the 2014 Productivity Plan, in the fourth quarter of 2017, we expanded and extended the program through the end of 2019 to take advantage of additional opportunities within the initiatives described above to further strengthen our beverage, food and snack businesses.
In the 12 weeks ended March 24, 2018, we incurred restructuring charges of $12 million ($11 million after-tax or $0.01 per share) in conjunction with our 2014 Productivity Plan. In the 12 weeks ended March 25, 2017, we incurred pre- and after-tax restructuring charges of $27 million ($0.02 per share). These net charges were recorded in selling, general and administrative expenses and other pension and retiree medical benefits income and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at March 24, 2018 is expected to be paid by the end of 2018.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/24/2018				3/25/2017
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total
FLNA	$1	$3	$1	$5	$1	$—	$—	$1
QFNA	1	—	—	1	—	—	—	—
NAB	1	1	1	3	—	—	2	2
Latin America	7	—	2	9	12	11	1	24
ESSA	4	—	—	4	4	—	—	4
AMENA (b)	2	—	—	2	—	—	(6)	(6)
Corporate (c)	(13)	—	1	(12)	1	—	1	2
	$3	$4	$5	$12	$18	$11	$(2)	$27

(a)	Includes charges related to other pension and retiree medical benefits of $4 million and $1 million for the 12 weeks ended March 24, 2018 and March 25, 2017, respectively.

(b)	Income amount primarily reflects a gain on the sale of property, plant and equipment.

(c)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $1,046 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$132	$12	$24	$168
QFNA	27	—	6	33
NAB	150	70	84	304
Latin America	116	29	16	161
ESSA	131	41	59	231
AMENA	25	6	15	46
Corporate	49	—	54	103
	$630	$158	$258	$1,046
A summary of our 2014 Productivity Plan activity for the 12 weeks ended March 24, 2018 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2017	$212	$—	$14	$226
2018 restructuring charges	3	4	5	12
Cash payments	(28)	—	(11)	(39)
Non-cash charges and translation	(6)	(4)	—	(10)
Liability as of March 24, 2018	$181	$—	$8	$189
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
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/24/2018			12/30/2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$852	$(131)	$721	$858	$(128)	$730
Reacquired franchise rights	106	(104)	2	106	(104)	2
Brands	1,327	(1,035)	292	1,322	(1,026)	296
Other identifiable intangibles	525	(288)	237	521	(281)	240
	$2,810	$(1,558)	$1,252	$2,807	$(1,539)	$1,268

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/2017	Translation and Other	Balance 3/24/2018

FLNA
Goodwill	$280	$(4)	$276
Brands	25	(1)	24
	305	(5)	300
QFNA
Goodwill	175	—	175

NAB
Goodwill	9,854	(16)	9,838
Reacquired franchise rights	7,126	(27)	7,099
Acquired franchise rights	1,525	(6)	1,519
Brands	353	—	353
	18,858	(49)	18,809
Latin America
Goodwill	555	9	564
Brands	141	3	144
	696	12	708
ESSA
Goodwill	3,452	60	3,512
Reacquired franchise rights	549	11	560
Acquired franchise rights	195	(23)	172
Brands	2,545	63	2,608
	6,741	111	6,852
AMENA
Goodwill	428	2	430
Brands	111	1	112
	539	3	542

Total goodwill	14,744	51	14,795
Total reacquired franchise rights	7,675	(16)	7,659
Total acquired franchise rights	1,720	(29)	1,691
Total brands	3,175	66	3,241
	$27,314	$72	$27,386

Note 5 - Income Taxes
A reconciliation of unrecognized tax benefits is as follows:

	3/24/2018	12/30/2017
Balance, beginning of year	$2,212	$1,885
Additions for tax positions related to the current year	52	309
Additions for tax positions from prior years	5	86
Reductions for tax positions from prior years	—	(51)
Settlement payments	—	(4)
Statutes of limitations expiration	(14)	(33)
Translation and other	16	20
Balance, end of period	$2,271	$2,212
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion in the fourth quarter of 2017. See Note 5 to our consolidated financial statements in our 2017 Form 10-K for further information on this provisional net tax expense.
During the first quarter of 2018, we recorded an additional provisional transition tax expense of $1 million, reflecting the impact of actions taken by states within the United States that adopted the TCJ Act. Additionally, during the second quarter of 2018, the Internal Revenue Service (IRS) issued new transition tax guidance. As a result of this guidance, we expect to record additional provisional transition tax expense in the second quarter of 2018 of approximately $700-$800 million.
The TCJ Act also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the first quarter of 2018, we elected to treat the tax effect of GILTI as a current-period expense when incurred.
The components of the provisional net tax expense recorded in 2017 and the first quarter of 2018 were based on currently available information and additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries. The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of our U.S. federal tax return, and further analysis and interpretation of certain provisions of the TCJ Act impacting deferred taxes, for example 100% expensing of qualified assets, could impact our deferred tax balance as of December 30, 2017.
Tax effects for these items will be recorded in subsequent quarters, as discrete adjustments to our income tax provision, once complete. We elected to adopt the SEC issued guidance that allows for a measurement period, not to exceed one year after the enactment date of the TCJ Act, to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of 2018.

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
For further unaudited information and discussion of the potential impact of the TCJ Act, refer to “Item 1A. Risk Factors” and Note 5 to our consolidated financial statements in our 2017 Form 10-K and “Our Critical Accounting Policies,” “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended
	3/24/2018	3/25/2017
Share-based compensation expense - equity awards	$80	$72
Share-based compensation expense - liability awards	6	4
Restructuring and impairment charges	3	1
Total	$89	$77
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/24/2018		3/25/2017
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.2	$108.75	1.3	$109.75
RSUs and PSUs	2.5	$108.77	2.7	$109.75

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $21 million and $19 million during the 12 weeks ended March 24, 2018 and March 25, 2017, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/24/2018	3/25/2017
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.0%
Expected volatility	12%	11%
Expected dividend yield	2.7%	2.7%

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/24/2018	3/25/2017	3/24/2018	3/25/2017	3/24/2018	3/25/2017
	U.S.		International
Service cost	$100	$93	$18	$16	$7	$6
Interest cost	111	108	17	15	8	9
Expected return on plan assets	(218)	(196)	(36)	(30)	(4)	(5)
Amortization of prior service cost/(credits)	1	—	—	—	(5)	(6)
Amortization of net losses/(gains)	41	28	8	9	(2)	(3)
	35	33	7	10	4	1
Special termination benefits	3	1	1	—	—	—
Total	$38	$34	$8	$10	$4	$1
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2018, we made discretionary contributions of $1.4 billion to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $17 million to our international plans. There were no discretionary contributions made in the first quarter of 2017.
Note 8 - Debt Obligations
In the 12 weeks ended March 24, 2018, there were no maturities or prepayments of senior notes.
As of March 24, 2018, we had $5.1 billion of commercial paper outstanding.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 12 weeks ended March 24, 2018 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2017 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of March 24, 2018 and December 30, 2017 are as follows:

	Notional Amounts(a)
	3/24/2018	12/30/2017
Commodity	$0.9	$0.9
Foreign exchange	$1.7	$1.6
Interest rate	$14.2	$14.2
Net investment	$1.5	$1.5

(a)	In billions.

Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of March 24, 2018, approximately 48% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 43% as of December 30, 2017.
Fair Value Measurements
The fair values of our financial assets and liabilities as of March 24, 2018 and December 30, 2017 are categorized as follows:

		3/24/2018		12/30/2017
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$15,223	$—	$14,510	$—
Short-term investments (c)	1	$216	$—	$228	$—
Prepaid forward contracts (d)	2	$21	$—	$27	$—
Deferred compensation (e)	2	$—	$485	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$6	$223	$24	$130
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$13	$27	$15	$31
Interest rate (g)	2	—	117	—	213
Commodity (h)	1	—	—	—	2
Commodity (i)	2	2	—	2	—
		$15	$144	$17	$246
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$—	$—	$10	$3
Commodity (h)	1	3	7	—	19
Commodity (i)	2	52	25	85	12
		$55	$32	$95	$34
Total derivatives at fair value (j)		$76	$399	$136	$410
Total		$15,536	$884	$14,901	$913

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of March 24, 2018, $8.2 billion and $7.0 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 30, 2017, $5.8 billion and $8.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of March 24, 2018 and December 30, 2017 were not material. All of our available-for-sale debt securities have maturities of one year or less.

(c)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based primarily on the price of our common stock.

(e)	Based on the fair value of investments corresponding to employees’ investment elections.

(f)	Based on LIBOR forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 24, 2018 and December 30, 2017 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted is classified as restricted cash. See Note 13 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 24, 2018 and December 30, 2017 was $44 billion and $41 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/24/2018	3/25/2017	3/24/2018	3/25/2017	3/24/2018	3/25/2017
Foreign exchange	$(12)	$(5)	$5	$20	$6	$(5)
Interest rate	111	22	(96)	(19)	(62)	(30)
Commodity	19	3	(2)	2	1	2
Net investment	—	—	9	18	—	—
Total	$118	$20	$(84)	$21	$(55)	$(33)

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

Based on current market conditions, we expect to reclassify net losses of $28 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/24/2018		3/25/2017
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,343		$1,318
Preferred shares:
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$1,341	1,420	$1,316	1,428
Basic net income attributable to PepsiCo per common share	$0.94		$0.92
Net income available for PepsiCo common shareholders	$1,341	1,420	$1,316	1,428
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	10	—	11
Employee stock ownership plan (ESOP) convertible preferred stock	2	—	2	1
Diluted	$1,343	1,430	$1,318	1,440
Diluted net income attributable to PepsiCo per common share	$0.94		$0.91

(a)	Weighted-average common shares outstanding (in millions).

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended
	3/24/2018	3/25/2017
Out-of-the-money options (a)	0.1	1.4
Average exercise price per option	$115.75	$109.69

(a)	In millions.
Note 11 - Preferred Stock
On January 26, 2018, all of the outstanding shares of our convertible preferred stock were converted into an aggregate of 550,102 shares of our common stock at the conversion ratio set forth in Exhibit A to our amended and restated articles of incorporation. As a result, there were no shares of our convertible preferred stock outstanding as of January 26, 2018, and our convertible preferred stock is retired for accounting purposes.
Activities associated with our preferred stock are included in the equity statement.
Note 12 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	12 Weeks Ended
	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net current year other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	$(9,987)	$75	$(2,780)	$(6)	$(19)	$(12,717)

(a)	Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017 and $1,332 million as of March 24, 2018.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble and Mexican peso.

	12 Weeks Ended
	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2016 (a)	$(11,386)	$83	$(2,645)	$64	$(35)	$(13,919)
Other comprehensive (loss)/income before reclassifications (b)	513	(3)	(14)	9	—	505
Amounts reclassified from accumulated other comprehensive loss	—	(33)	28	—	—	(5)
Net current year other comprehensive (loss)/income	513	(36)	14	9	—	500
Tax amounts	4	9	(5)	(5)	—	3
Balance as of March 25, 2017 (a)	$(10,869)	$56	$(2,636)	$68	$(35)	$(13,416)

(a)	Pension and retiree medical amounts are net of taxes of $1,280 million as of December 31, 2016 and $1,275 million as of March 25, 2017.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble, Egyptian pound and Australian dollar.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/24/2018	3/25/2017	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$6	$(5)	Cost of sales
Interest rate derivatives	(62)	(30)	Interest expense
Commodity contracts	2	2	Cost of sales
Commodity contracts	(1)	—	Selling, general and administrative expenses
Net gains before tax	(55)	(33)
Tax amounts	14	11
Net gains after tax	$(41)	$(22)

Pension and retiree medical items:
Amortization of prior service credits	$(4)	$(6)	Other pension and retiree medical benefits income
Amortization of net losses	47	34	Other pension and retiree medical benefits income
Net losses before tax	43	28
Tax amounts	(10)	(9)
Net losses after tax	$33	$19

Total net gains reclassified, net of tax	$(8)	$(3)
Note 13 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Condensed Consolidated Balance Sheet to the same items as reported in our Condensed Consolidated Statement of Cash Flows:

	3/24/2018	12/30/2017
Cash and cash equivalents	$13,443	$10,610
Restricted cash included in other assets	32	47
Total cash and cash equivalents and restricted cash	$13,475	$10,657
Restricted cash included in other assets primarily relates to collateral posted against our derivative asset or liability positions.
Note 14 - Divestitures
Refranchising in Thailand
During the second quarter of 2018, we refranchised our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations. We expect to record a pre-tax gain of approximately $145 million ($125 million after-tax) in selling, general and administrative expenses in our AMENA segment as a result of this transaction.

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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our 2017 Form 10-K.
Revenue Recognition and Total Marketplace Spending
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage products and food and snack products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return.
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management’s judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred.
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
See Note 1 and Note 2 to our condensed consolidated financial statements for additional information on our revenue recognition and related policies.
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

During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $1 million in the first quarter of 2018, in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017. Additionally, during the second quarter of 2018, the IRS issued new transition tax guidance. As a result of this guidance, we expect to record additional provisional transition tax expense in the second quarter of 2018 of approximately $700-$800 million. See Note 5 to our condensed consolidated financial statements in this Form 10-Q and Note 5 to our consolidated financial statements in our 2017 Form 10-K for further information on our provisional net tax expense.
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
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in, or failure to comply with, applicable laws and regulations; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of labeling or warning requirements on PepsiCo’s products; changes in laws related to packaging and disposal of PepsiCo’s products; PepsiCo’s ability to compete effectively; political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; uncertain or unfavorable economic conditions in the countries in which PepsiCo operates; the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption; increased costs, disruption of supply or shortages of raw materials and other supplies; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or disruption to the retail landscape, including rapid growth in hard discounters and the e-commerce channel; any downgrade or potential downgrade of PepsiCo’s credit ratings;

PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other factors that may adversely affect the price of PepsiCo’s publicly traded securities and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2017 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 12 weeks ended March 24, 2018, our operations outside of North America reflect the months of January and February. In the 12 weeks ended March 24, 2018, our operations outside of the United States generated 36% of our net revenue, with Mexico, Canada, Russia, the United Kingdom and China comprising approximately 17% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 24, 2018, favorable foreign exchange contributed 2 percentage points to net revenue growth, primarily due to appreciation in the Mexican peso, euro, Pound sterling, Canadian dollar and Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Brazil, China, India, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets, continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the ESSA segment and our other businesses.
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
Additionally, our industry has been affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape and to identify actions we may take to build our global e-commerce capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
The changes in the TCJ Act, which was enacted in 2017, are broad and complex and we continue to examine the impact the TCJ Act may have on our business and financial results. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%. The recorded impact of the TCJ Act is provisional and the final amount may differ from the estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act. For additional information on the impact of the TCJ Act, see Note 5 to our condensed consolidated financial statements, “Our Critical Accounting Policies” and “Our Liquidity and Capital Resources” in this Form 10-Q, as well as Note 5 to our consolidated financial statements in our 2017 Form 10-K.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 24, 2018 and December 30, 2017 and Note 9 to our consolidated financial statements in our 2017 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2017 Form 10-K, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 weeks ended March 24, 2018, total servings increased 1%.
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

Net Revenue and Operating Profit

	12 Weeks Ended
	3/24/2018	3/25/2017		Change
Net revenue	$12,562	$12,049		4%
Operating profit	$1,807	$1,863	(a)	(3)%
Operating margin	14.4%	15.5%	(a)	(1.1)

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit decreased 3% and operating margin decreased 1.1 percentage points. Operating profit performance was driven by certain operating cost increases and higher commodity costs, as well as a bonus extended to certain U.S. employees in connection with the TCJ Act, which negatively impacted operating profit performance by 4.5 percentage points and operating margin by 0.7 percentage points. Commodity inflation across all divisions negatively impacted operating profit performance by 4.5 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, net revenue growth and favorable foreign exchange translation. Corporate unallocated expenses (see Note 1 to our condensed consolidated financial statements) increased 12%, primarily due to higher foreign exchange transaction gains in the prior year and the net impact of items affecting comparability (see “Items Affecting Comparability”).
Other Consolidated Results

	12 Weeks Ended
	3/24/2018		3/25/2017		Change
Other pension and retiree medical benefits income	$75		$70	(a)	$5
Net interest expense	$(225)		$(212)		$(13)
Tax rate (b)	18.3%		22.7%
Net income attributable to PepsiCo	$1,343		$1,318		2%
Net income attributable to PepsiCo per common share – diluted	$0.94		$0.91		3%
Mark-to-market net impact	0.02		0.01
Restructuring and impairment charges	0.01		0.02
Provisional net tax expense related to the TCJ Act (b)	—		—
Net income attributable to PepsiCo per common share – diluted, excluding above items (c)	$0.96	(d)	$0.94		3%
Impact of foreign exchange translation					(2)
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (c)					—%	(d)

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(b)	See Note 5 to our condensed consolidated financial statements.

(c)	See “Non-GAAP Measures.”

(d)	Does not sum due to rounding.
Other pension and retiree medical benefits income increased $5 million reflecting the impact of the $1.4 billion discretionary pension contributions to Plan A in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.

Net interest expense increased $13 million, reflecting higher interest expense due to higher average debt balances and interest rates, as well as losses on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest income due to higher interest rates and average cash balances.
The reported tax rate decreased 4.4 percentage points primarily as a result of the reduced U.S. corporate income tax rate related to the enactment of the TCJ Act (see Note 5 to our condensed consolidated financial statements for further information).
Net income attributable to PepsiCo increased 2% and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) had a nominal impact to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.
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
The following non-GAAP financial measures are contained in this Form 10-Q:

•
cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income and provision for income taxes, each adjusted for items affecting comparability;

•
operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue; and

•	free cash flow.

Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Other Pension and Retiree Medical Benefits Income and Provision for Income Taxes, Adjusted for Items Affecting Comparability; Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan and a provisional net tax expense associated with the enactment of the TCJ Act. We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic Revenue
We define organic revenue as net revenue adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes. Additionally, our fiscal 2018 reported results reflect the accounting policy election taken in conjunction with the adoption of the revenue recognition guidance to exclude from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions not already excluded. Our 2018 fiscal year organic revenue growth will exclude the impact of approximately $75 million of these taxes previously recognized in net revenue. See Note 2 to our condensed consolidated financial statements for additional information.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/24/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,655	$6,907	$5,100	$1,807	$75	$304	$1,343
Items Affecting Comparability
Mark-to-market net impact	(27)	27	(4)	31	—	7	24
Restructuring and impairment charges	—	—	(8)	8	4	1	11
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(1)	1
Core, Non-GAAP Measure	$5,628	$6,934	$5,088	$1,846	$79	$311	$1,379

	12 Weeks Ended 3/25/2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,290	$6,759	$4,896	$1,863	$70	$392	$1,318
Items Affecting Comparability
Mark-to-market net impact	19	(19)	(33)	14	—	5	9
Restructuring and impairment charges	—	—	(26)	26	1	—	27
Core, Non-GAAP Measure	$5,309	$6,740	$4,837	$1,903	$71	$397	$1,354

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. The changes described above had no impact on the provision for income taxes or net income attributable to PepsiCo. See Note 2 to our condensed consolidated financial statements for additional information.

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
Restructuring and Impairment Charges
To build on the successful implementation of the 2014 Productivity Plan, we expanded and extended the program through the end of 2019 to take advantage of additional opportunities within the initiatives of the 2014 Productivity Plan to further strengthen our beverage, food and snack businesses. In connection with this program, we expect to incur pre-tax charges and cash expenditures of approximately $1.3 billion and $985 million, respectively.

The expected pre-tax charges and cash expenditures are summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
2017	295		113
First quarter 2018	12		45	(b)
	1,046		593
Remainder of 2018 (expected)	237		346
2019 (expected)	22		46
	$1,305	(a)	$985

(a)
This total pre-tax charge is expected to consist of approximately $795 million of severance and other employee-related costs, approximately$170 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $340 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 14%, QFNA 3%, NAB 30%, Latin America 15%, ESSA 25%, AMENA 4% and Corporate 9%.

(b)
In the 12 weeks ended March 24, 2018, cash expenditures included $6 million reported on our Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions. In 2015 and 2014, cash expenditures included $2 million and $10 million, respectively, reported on our Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

See Note 3 to our condensed consolidated financial statements for further information related to our 2014 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Provisional Net Tax Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $1 million in the first quarter of 2018, in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017.
See Note 5 to our condensed consolidated financial statements.
Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. “Acquisitions and divestitures,” except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Additionally, “sales and certain other taxes” refers to the exclusion from net revenue of prior year sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions as a result of the accounting policy election taken in conjunction with the adoption of revenue recognition guidance as described in Note 2 to our condensed consolidated financial statements.

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
3/24/2018	$3,617	$601	$4,415	$1,224	$1,668	$1,037	$12,562
3/25/2017	$3,499	$598	$4,460	$1,077	$1,445	$970	$12,049
% Impact of:
Volume (a)	1%	—%	(3)%	2%	5%	5%	1%
Effective net pricing (b)	2	(0.5)	1	7	1	1	2
Foreign exchange translation	—	0.5	—	4	10	4	2
Acquisitions and divestitures	—	—	—	—	—	(2)	—
Sales and certain other taxes	—	—	—	—	—	(1.5)	—
Reported Growth (c)	3%	—%	(1)%	14%	15%	7%	4%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.
Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 3/24/2018	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	—%	(1)%	14%	15%	7%	4%
% Impact of:
Foreign exchange translation	—	(0.5)	—	(4)	(10)	(4)	(2)
Acquisitions and divestitures	—	—	—	—	—	2	—
Sales and certain other taxes	—	—	—	—	—	1.5	—
Organic Growth (a)	3%	—%	(2)%	9%	6%	6%	2%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended
	3/24/2018	3/25/2017		% Change
Net revenue	$3,617	$3,499		3
Impact of foreign exchange translation				—
Organic revenue growth (a)				3

Operating profit	$1,050	$1,050	(b)	—
Restructuring and impairment charges	—	1
Operating profit excluding above item (a)	$1,050	$1,051		—
Impact of foreign exchange translation				—
Operating profit growth excluding above item, on a constant currency basis (a)				—

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

Net revenue grew 3% and volume grew 2%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos, double-digit growth in our Sabra joint venture products and mid-single-digit growth in variety packs, partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit was even with the prior year, reflecting certain operating cost increases, as well as a bonus extended to certain U.S. employees in connection with the TCJ Act, which negatively impacted operating profit performance by 4 percentage points. Additionally, higher commodity costs, primarily potatoes and cooking oil, negatively impacted operating profit performance by 2 percentage points. These impacts were offset by the net revenue growth and planned cost reductions across a number of expense categories.
Quaker Foods North America

	12 Weeks Ended
	3/24/2018	3/25/2017		% Change
Net revenue	$601	$598		—
Impact of foreign exchange translation				(0.5)
Organic revenue growth (a)				—	(c)

Operating profit	$155	$163	(b)	(5)
Restructuring and impairment charges	—	—
Operating profit excluding above item (a)	$155	$163		(5)
Impact of foreign exchange translation				—
Operating profit growth excluding above item, on a constant currency basis (a)				(5)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	Does not sum due to rounding.
Net revenue and volume grew slightly. The net revenue growth reflects favorable foreign exchange, which contributed 0.5 percentage points to the net revenue growth, as well as the volume growth, partially offset by unfavorable net pricing. The volume growth was driven by mid-single-digit growth in oatmeal partially offset by a double-digit decline in trademark Gamesa.

Operating profit decreased 5%, reflecting certain operating cost increases and unfavorable net pricing and mix. In addition, higher commodity costs and a bonus extended to certain U.S. employees in connection with the TCJ Act negatively impacted operating profit performance by 3 percentage points and 1 percentage point, respectively. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses.
North America Beverages

	12 Weeks Ended
	3/24/2018	3/25/2017		% Change
Net revenue	$4,415	$4,460		(1)
Impact of foreign exchange translation				—
Impact of acquisitions and divestitures				—
Impact of sales and certain other taxes (a)				—
Organic revenue growth (a)				(2)	(c)

Operating profit	$388	$501	(b)	(23)
Restructuring and impairment charges	2	2
Operating profit excluding above item (a)	$390	$503		(22)
Impact of foreign exchange translation				—
Operating profit growth excluding above item, on a constant currency basis (a)				(22)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	Does not sum due to rounding.
Net revenue decreased 1%, primarily reflecting a decline in volume, partially offset by effective net pricing. Acquisitions had a nominal positive contribution to the net revenue performance.
Volume decreased 2.5%, driven by a 4% decline in carbonated soft drink volume and a 1% decline in non-carbonated beverage volume. The non-carbonated beverage volume decrease primarily reflected low-single-digit declines in Gatorade sports drinks and in our juice and juice drinks portfolio, partially offset by a low-single-digit increase in our overall water portfolio. Acquisitions had a nominal positive contribution to the volume performance.
Operating profit decreased 23%, reflecting certain operating cost increases and the net revenue performance, as well as higher commodity costs which negatively impacted operating profit performance by 8 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses. A bonus extended to certain U.S. employees in connection with the TCJ Act negatively impacted operating profit performance by 8 percentage points and were partially offset by a gain associated with a sale of an asset which positively contributed 3.5 percentage points to operating profit performance.

Latin America

	12 Weeks Ended
	3/24/2018	3/25/2017		% Change
Net revenue	$1,224	$1,077		14
Impact of foreign exchange translation				(4)
Organic revenue growth (a)				9	(c)

Operating profit	$189	$133	(b)	42
Restructuring and impairment charges	9	24
Operating profit excluding above item (a)	$198	$157		27
Impact of foreign exchange translation				(10)
Operating profit growth excluding above item, on a constant currency basis (a)				17

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	Does not sum due to rounding.
Net revenue increased 14%, reflecting effective net pricing and net volume growth. Favorable foreign exchange contributed 4 percentage points to net revenue growth.
Snacks volume grew 3%, reflecting mid-single-digit growth in Brazil and low-single-digit growth in Mexico.
Beverage volume declined 4%, reflecting a double-digit decline in Brazil and mid-single-digit declines in Mexico and Chile, partially offset by low-single-digit growth in Argentina and Guatemala.
Operating profit increased 42%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as insurance settlement recoveries related to the 2017 earthquake in Mexico which contributed 5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 10 percentage points. Restructuring and impairment charges in the above table (see “Items Affecting Comparability”) and favorable foreign exchange contributed 16 percentage points and 10 percentage points, respectively, to operating profit growth.
Europe Sub-Saharan Africa

	12 Weeks Ended
	3/24/2018	3/25/2017		% Change
Net revenue	$1,668	$1,445		15
Impact of foreign exchange translation				(10)
Impact of sales and certain other taxes (a)				—
Organic revenue growth (a)				6	(c)

Operating profit	$118	$96	(b)	23
Restructuring and impairment charges	4	4
Operating profit excluding above item (a)	$122	$100		21
Impact of foreign exchange translation				(13)
Operating profit growth excluding above item, on a constant currency basis (a)				9	(c)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	Does not sum due to rounding.

Net revenue increased 15%, primarily reflecting favorable foreign exchange, which contributed 10 percentage points to net revenue growth, as well as volume growth.
Snacks volume grew 6%, reflecting high-single-digit growth in Russia, partially offset by low-single-digit declines in the United Kingdom and South Africa. Additionally, the Netherlands experienced low-single-digit growth and Turkey experienced mid-single-digit growth.
Beverage volume grew 6%, reflecting double-digit growth in Turkey and Germany and high-single-digit growth in the United Kingdom. Additionally, Russia and France experienced low-single-digit growth and Nigeria experienced mid-single-digit growth.
Operating profit increased 23%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 5 percentage points. Favorable foreign exchange contributed 13 percentage points to operating profit growth.
Asia, Middle East and North Africa

	12 Weeks Ended
	3/24/2018	3/25/2017	% Change
Net revenue	$1,037	$970	7
Impact of foreign exchange translation			(4)
Impact of acquisitions and divestitures			2
Impact of sales and certain other taxes (a)			1.5
Organic revenue growth (a)			6	(b)

Operating profit	$187	$171	10
Restructuring and impairment charges	2	(6)
Operating profit excluding above item (a)	$189	$165	15
Impact of foreign exchange translation			(4)
Operating profit growth excluding above item, on a constant currency basis (a)			10	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue increased 7%, reflecting volume growth, partially offset by the impacts of refranchising our beverage business in Jordan and sales and certain other taxes, which reduced net revenue growth by 2 percentage points and 1.5 percentage points, respectively. Favorable foreign exchange contributed 4 percentage points to net revenue growth.
Snacks volume grew 7%, reflecting double-digit growth in China, India and Pakistan, partially offset by a mid-single-digit decline in the Middle East and a low-single-digit decline in Australia.
Beverage volume grew slightly, reflecting mid-single-digit growth in China, high-single-digit growth in Pakistan and low-single-digit growth in India, partially offset by a double-digit decline in the Philippines and a mid-single-digit decline in the Middle East.
Operating profit increased 10%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs, which reduced operating profit growth by 3 percentage points. Additionally, restructuring and impairment charges in the above table (see “Items Affecting Comparability”) and the impact of refranchising our beverage business in Jordan reduced operating profit growth by 5 percentage points and

2.5 percentage points, respectively. Favorable foreign exchange contributed 4 percentage points to operating profit growth.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash repatriated from our foreign subsidiaries. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2017 Form 10-K.
For the year ended December 30, 2017, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $18.9 billion outside the United States. The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including the $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017, as a result of which we recognized a provisional mandatory transition tax liability of $1 million in the first quarter of 2018, in addition to approximately $4 billion recognized in the fourth quarter of 2017. As a result of new guidance issued by the IRS during the second quarter of 2018, we expect to record additional provisional transition tax expense in the second quarter of 2018 of approximately $700-$800 million, which will further increase our provisional mandatory transition tax liability. Under the provisions of the TCJ Act, this transition tax must be paid over eight years; we currently expect to pay this liability over the period of 2019 to 2026. The recorded impact of the TCJ Act is provisional and the final amount may differ from the above estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
As of March 24, 2018, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $20.0 billion outside the United States. As a result of the transition tax related to the enactment of the TCJ Act, subsequent to the end of the first quarter of 2018 we repatriated $3.3 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. income tax liability. We are currently evaluating when to repatriate any additional funds currently held by our foreign subsidiaries and how to utilize such funds, including whether to utilize such funds or other available methods of debt financing, such as commercial paper borrowings, for our anticipated share repurchases, dividend payments, scheduled debt maturities, discretionary benefit plan contributions, capital expenditures, certain investments into our business or other uses. See “Item 1A. Risk Factors” in our 2017 Form 10-K and “Our Critical Accounting Policies,” “Our Business Risks” and “Items Affecting Comparability” and Note 5 to our condensed consolidated financial statements in this Form 10-Q.
As of March 24, 2018, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
Operating Activities
During the 12 weeks ended March 24, 2018, net cash used for operating activities was $1.3 billion, compared to $193 million in the prior-year period. The increased use of cash during the 12 weeks ended March 24, 2018 primarily reflects the discretionary contributions of $1.4 billion and $17 million that were made to our Plan A pension plan in the United States and to our international pension plans, respectively. See also Note 7 to our condensed consolidated financial statements.

Investing Activities
During the 12 weeks ended March 24, 2018, net cash provided by investing activities was $1.4 billion, primarily reflecting net maturities and sales of debt securities with maturities greater than three months of $1.7 billion, partially offset by net capital spending of $0.3 billion.
We expect 2018 net capital spending to be approximately $3.6 billion.
Financing Activities
During the 12 weeks ended March 24, 2018, net cash provided by financing activities was $2.7 billion, primarily reflecting net proceeds from short-term borrowings of $4.3 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $1.7 billion.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	12 Weeks Ended
	3/24/2018	3/25/2017
Net cash used for operating activities	$(1,309)	$(193)
Capital spending	(352)	(317)
Sales of property, plant and equipment	9	12
Free cash flow (a)	$(1,652)	$(498)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $1.4 billion in discretionary pension contributions in the 12 weeks ended March 24, 2018; $45 million and $7 million of payments related to restructuring charges in the 12 weeks ended March 24, 2018 and March 25, 2017, respectively; and associated net cash tax benefits related to restructuring charges of $3 million in the 12 weeks ended March 24, 2018.

We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2017 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2017 Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 24, 2018, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve week periods ended March 24, 2018 and March 25, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 30, 2017, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the year then ended (not presented herein); and in our report dated February 13, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2017, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York
April 26, 2018

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2017 Form 10-K.
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
There were no changes in our internal control over financial reporting during our first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our first fiscal quarter of 2018, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2017 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2017 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2017 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2018 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(b)
12/30/2017				$5,353

12/31/2017 - 1/27/2018	1.5	$119.13	1.5	(178)
				5,175
1/28/2018 - 2/24/2018	1.1	$115.65	1.1	(127)
2/13/2018				15,000
				20,048
2/25/2018 - 3/24/2018	1.9	$110.49	1.9	(216)
Total	4.5	$114.57	4.5	$19,832

(a)
All shares (other than 24 thousand shares which were repurchased pursuant to a privately negotiated block trade transaction) were repurchased in open market transactions pursuant to the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expires on June 30, 2018 (the 2015 share repurchase program). As of the end of the first quarter of 2018, $4.8 billion remained available for repurchase under the 2015 share repurchase program.

(b)
Includes shares authorized for repurchase under the 2015 share repurchase program and under a new repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018 for the repurchase of up to $15 billion of our common stock, which will commence on July 1, 2018 and expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

In connection with our merger with The Quaker Oats Company (Quaker) in 2001, shares of our convertible preferred stock were authorized and issued to an ESOP fund established by Quaker. In the first quarter of 2018, PepsiCo repurchased shares of its convertible preferred stock from the ESOP in connection with share redemptions by ESOP participants. Subsequent to such repurchases, all of the outstanding shares of our convertible preferred stock were converted into shares of our common stock. See Note 11 to our condensed consolidated financial statements for additional information on our convertible preferred stock.
The Company does not have any authorized, but unissued, “blank check preferred stock.”
The following table summarizes our convertible preferred share repurchases during the first quarter of 2018.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/31/2017 - 1/27/2018	3,900	$593.37	N/A	N/A

1/28/2018 - 2/24/2018	—	$—	N/A	N/A

2/25/2018 - 3/24/2018	—	$—	N/A	N/A
Total	3,900	$593.37	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 45.

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

Exhibit 10.1	Form of Annual Long-Term Incentive Award Agreement.
Exhibit 10.2	Form of Performance-Based Long-Term Incentive Award Agreement.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 26, 2018	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 26, 2018	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)