Form 10-Q
period 2018-06-16
PEPSICO INC
filed 2018-07-10
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2018 (24 weeks)
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of July 3, 2018 was 1,414,321,635.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Net Revenue	$16,090	$15,710	$28,652	$27,759
Cost of sales	7,263	7,059	12,918	12,349
Gross profit	8,827	8,651	15,734	15,410
Selling, general and administrative expenses	5,799	5,732	10,899	10,628
Operating Profit	3,028	2,919	4,835	4,782
Other pension and retiree medical benefits income	82	71	157	141
Interest expense	(308)	(265)	(602)	(517)
Interest income and other	98	49	167	89
Income before income taxes	2,900	2,774	4,557	4,495
Provision for income taxes (See Note 5)	1,070	656	1,374	1,048
Net income	1,830	2,118	3,183	3,447
Less: Net income attributable to noncontrolling interests	10	13	20	24
Net Income Attributable to PepsiCo	$1,820	$2,105	$3,163	$3,423
Net Income Attributable to PepsiCo per Common Share
Basic	$1.28	$1.47	$2.23	$2.40
Diluted	$1.28	$1.46	$2.21	$2.38
Weighted-average common shares outstanding
Basic	1,417	1,428	1,418	1,428
Diluted	1,426	1,441	1,428	1,441
Cash dividends declared per common share	$0.9275	$0.805	$1.7325	$1.5575

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Net income	$1,830	$2,118	$3,183	$3,447
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(971)	320	(681)	836
Net change on cash flow hedges	48	(24)	76	(51)
Net pension and retiree medical adjustments	56	2	80	11
Net change on available-for-sale securities	4	(70)	2	(66)
Other	—	16	—	16
	(863)	244	(523)	746
Comprehensive income	967	2,362	2,660	4,193
Comprehensive income attributable to noncontrolling interests	(10)	(15)	(20)	(25)
Comprehensive Income Attributable to PepsiCo	$957	$2,347	$2,640	$4,168

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/16/2018	6/17/2017
Operating Activities
Net income	$3,183	$3,447
Depreciation and amortization	1,070	1,031
Share-based compensation expense	146	143
Restructuring and impairment charges	44	61
Cash payments for restructuring charges	(126)	(25)
Pension and retiree medical plan expenses	93	92
Pension and retiree medical plan contributions	(1,573)	(131)
Deferred income taxes and other tax charges and credits	(167)	130
Provisional net tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	778	—
Change in assets and liabilities:
Accounts and notes receivable	(1,019)	(733)
Inventories	(637)	(826)
Prepaid expenses and other current assets	(224)	(250)
Accounts payable and other current liabilities	(560)	(838)
Income taxes payable	372	310
Other, net	(293)	(160)
Net Cash Provided by Operating Activities	1,087	2,251

Investing Activities
Capital spending	(945)	(878)
Sales of property, plant and equipment	43	30
Acquisitions and investments in noncontrolled affiliates	(188)	(40)
Divestitures	280	143
Short-term investments, by original maturity:
More than three months - purchases	(5,544)	(6,785)
More than three months - maturities	9,416	6,709
More than three months - sales	760	242
Three months or less, net	5	—
Other investing, net	—	8
Net Cash Provided by/(Used for) Investing Activities	3,827	(571)

Financing Activities
Proceeds from issuances of long-term debt	—	3,525
Payments of long-term debt	(2,502)	(1,003)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	51
More than three months - payments	(17)	(57)
Three months or less, net	4,091	(172)
Cash dividends paid	(2,305)	(2,175)
Share repurchases - common	(984)	(942)
Share repurchases - preferred	(2)	(2)
Proceeds from exercises of stock options	145	316
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(82)	(122)
Other financing	(2)	(1)
Net Cash Used for Financing Activities	(1,658)	(582)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(19)	36
Net Increase in Cash and Cash Equivalents and Restricted Cash	3,237	1,134
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,657	9,169
Cash and Cash Equivalents and Restricted Cash, End of Period	$13,894	$10,303

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/16/2018	12/30/2017
ASSETS
Current Assets
Cash and cash equivalents	$13,858	$10,610
Short-term investments	4,271	8,900
Accounts and notes receivable, less allowance: 6/18 - $124 and 12/17 - $129	7,841	7,024
Inventories:
Raw materials and packaging	1,520	1,344
Work-in-process	231	167
Finished goods	1,740	1,436
	3,491	2,947
Prepaid expenses and other current assets	909	1,546
Total Current Assets	30,370	31,027
Property, plant and equipment	38,974	39,106
Accumulated depreciation	(22,212)	(21,866)
	16,762	17,240
Amortizable Intangible Assets, net	1,222	1,268
Goodwill	14,540	14,744
Other nonamortizable intangible assets	12,459	12,570
Nonamortizable Intangible Assets	26,999	27,314
Investments in Noncontrolled Affiliates	2,401	2,042
Other Assets	977	913
Total Assets	$78,731	$79,804

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$9,955	$5,485
Accounts payable and other current liabilities	14,603	15,017
Total Current Liabilities	24,558	20,502
Long-Term Debt Obligations	30,638	33,796
Other Liabilities	9,968	11,283
Deferred Income Taxes	3,346	3,242
Total Liabilities	68,510	68,823

Commitments and contingencies

Preferred Stock, no par value	—	41
Repurchased Preferred Stock	—	(197)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,415 and 1,420 shares, respectively)	24	24
Capital in excess of par value	3,915	3,996
Retained earnings	53,223	52,839
Accumulated other comprehensive loss	(13,580)	(13,057)
Repurchased common stock, in excess of par value (452 and 446 shares, respectively)	(33,471)	(32,757)
Total PepsiCo Common Shareholders’ Equity	10,111	11,045
Noncontrolling interests	110	92
Total Equity	10,221	10,981
Total Liabilities and Equity	$78,731	$79,804

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/16/2018		6/17/2017
	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	0.8	$41	0.8	$41
Conversion to common stock	(0.1)	(6)	—	—
Retirement of preferred stock	(0.7)	(35)	—	—
Balance, end of period	—	—	0.8	41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(197)	(0.7)	(192)
Redemptions	—	(2)	—	(2)
Retirement of preferred stock	0.7	199	—	—
Balance, end of period	—	—	(0.7)	(194)
Common Stock
Balance, beginning of year	1,420	24	1,428	24
Shares issued in connection with preferred stock conversion to common stock	1	—	—	—
Change in repurchased common stock	(6)	—	(2)	—
Balance, end of period	1,415	24	1,426	24
Capital in Excess of Par Value
Balance, beginning of year		3,996		4,091
Share-based compensation expense		148		145
Equity issued in connection with preferred stock conversion to common stock		6		—
Stock option exercises, RSUs, PSUs and PEPunits converted		(150)		(201)
Withholding tax on RSUs, PSUs and PEPunits converted		(82)		(122)
Other		(3)		—
Balance, end of period		3,915		3,913
Retained Earnings
Balance, beginning of year		52,839		52,518
Cumulative effect of accounting change		(145)		—
Net income attributable to PepsiCo		3,163		3,423
Cash dividends declared – common		(2,470)		(2,235)
Retirement of preferred stock		(164)		—
Balance, end of period		53,223		53,706
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,057)		(13,919)
Other comprehensive (loss)/income attributable to PepsiCo		(523)		745
Balance, end of period		(13,580)		(13,174)
Repurchased Common Stock
Balance, beginning of year	(446)	(32,757)	(438)	(31,468)
Share repurchases	(10)	(1,004)	(8)	(967)
Stock option exercises, RSUs, PSUs and PEPunits converted	4	289	6	523
Other	—	1	—	—
Balance, end of period	(452)	(33,471)	(440)	(31,912)
Total PepsiCo Common Shareholders’ Equity		10,111		12,557
Noncontrolling Interests
Balance, beginning of year		92		104
Net income attributable to noncontrolling interests		20		24
Currency translation adjustment		—		1
Other, net		(2)		(3)
Balance, end of period		110		126
Total Equity		$10,221		$12,530

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of June 16, 2018, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 16, 2018 and June 17, 2017, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 16, 2018 and June 17, 2017 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (2017 Form 10-K), as modified to reflect the adoption of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2017 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 16, 2018 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, most of our international operations report on a monthly calendar basis. In the 12 weeks ended June 16, 2018, our operations outside of North America reflect the months of March, April and May. In the 24 weeks ended June 16, 2018, our operations outside of North America reflect the months of January through May.
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
The following information is unaudited. Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s financial statements to conform to the current year presentation, including the adoption during the first quarter of 2018 of those recently issued accounting pronouncements disclosed in Note 2.
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
Net Revenue	6/16/2018(a)	6/17/2017	6/16/2018(a)	6/17/2017
FLNA	$3,837	$3,678	$7,454	$7,177
QFNA	527	553	1,128	1,151
NAB	5,193	5,242	9,608	9,702
Latin America	1,843	1,823	3,067	2,900
ESSA	3,116	2,812	4,784	4,257
AMENA	1,574	1,602	2,611	2,572
Total division	$16,090	$15,710	$28,652	$27,759

	12 Weeks Ended		24 Weeks Ended
Operating Profit	6/16/2018	6/17/2017(b)	6/16/2018	6/17/2017(b)
FLNA	$1,200	$1,143	$2,250	$2,193
QFNA	145	145	300	308
NAB	747	890	1,135	1,391
Latin America	269	228	458	361
ESSA (c)	438	492	556	588
AMENA (d)	496	307	683	478
Total division	$3,295	$3,205	$5,382	$5,319
Corporate unallocated	(267)	(286)	(547)	(537)
	$3,028	$2,919	$4,835	$4,782

(a)
Our primary performance obligation is the distribution and sales of beverage products and food and snack products to our customers, each comprising approximately 50% of our consolidated net revenue. Internationally, our Latin America segment is predominantly a food and snack business, ESSA’s beverage business and food and snack business are each approximately 50% of the segment’s net revenue and AMENA’s beverage business and food and snack business are approximately 35% and 65%, respectively, of the segment’s net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our NAB and ESSA segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

(b)	Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 for additional information.

(c)	Operating profit for ESSA for the 12 and 24 weeks ended June 17, 2017 includes a gain of $95 million associated with the sale of our minority stake in Britvic plc (Britvic).

(d)	Operating profit for AMENA for the 12 and 24 weeks ended June 16, 2018 includes a gain of $144 million associated with refranchising a portion of our beverage business in Thailand.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2017, the Financial Accounting Standards Board (FASB) issued guidance to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost separately below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We adopted the provisions of this guidance retrospectively in the first quarter of 2018, using historical information previously disclosed in our pension and retiree medical benefits footnote as the estimation basis. We also updated our allocation of service costs to our divisions to better approximate actual service cost. The impact from retrospective adoption of this guidance resulted in an increase to cost of sales and selling, general and administrative expenses of $3 million and $68 million, respectively, for the 12 weeks ended June 17, 2017 and $7 million and $134 million, respectively, for the 24 weeks ended June 17, 2017. We recorded a corresponding increase to other pension and retiree medical benefits income below operating profit of $71 million and $141 million for the 12 and 24 weeks ended June 17, 2017, respectively.
The following table shows the (decreases)/increases to operating profit for each division and to corporate unallocated for the respective periods presented below:

	6/17/2017
	12 Weeks Ended	24 Weeks Ended
FLNA	$(10)	$(20)
QFNA	(1)	(2)
NAB (a)	(4)	(8)
Latin America	—	1
ESSA	(9)	(15)
AMENA	—	—
Corporate unallocated (b)	(47)	(97)
Total	$(71)	$(141)

(a)	Includes restructuring charges of $1 million for the 12 and 24 weeks ended June 17, 2017.

(b)	Includes restructuring charges of $1 million for the 24 weeks ended June 17, 2017.
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
As a result of implementing certain changes, which did not have a material impact on our accounting policies upon adoption, in the first quarter of 2018, we recorded an adjustment of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition. In addition, we excluded from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions that were not already excluded. The impact of these taxes previously recognized in net revenue and cost of sales was $16 million and $39 million for the 12 and 24 weeks ended June 17, 2017, respectively, and approximately $75 million for the fiscal year ended December 30, 2017, with no impact on operating profit. Shipping and handling activities, including certain merchandising activities, that are performed after a customer obtains control of the product are recorded as fulfillment costs in selling, general and administrative expenses. See Note 2 to our consolidated financial statements in our 2017 Form 10-K for further information on our significant accounting policies related to revenue recognition and total marketplace spending.
Not Yet Adopted
In 2018, the FASB issued guidance related to the TCJ Act for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. If elected, the guidance can be applied retrospectively to each period during which the impact of the TCJ Act is recognized or in the period of adoption. The guidance is effective in 2019 with early adoption permitted. We are currently evaluating the impact and adoption of this guidance.
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
In 2016, the FASB issued guidance on leases that requires lessees to recognize most leases on the balance sheet but record expenses on the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as assessing system requirements and control implications. We identified our significant leases by geography and by asset type that will be impacted by the new guidance, and we are in the process of implementing a new software platform for administering our leases and facilitating compliance with the new guidance. In addition, we are currently evaluating the timing of adoption of this guidance. See Note 13 to our consolidated financial statements in our 2017 Form 10-K for our minimum lease payments under non-cancelable operating leases.
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
In the 12 weeks ended June 16, 2018 and June 17, 2017, we incurred restructuring charges of $32 million ($24 million after-tax or $0.02 per share) and $34 million ($31 million after-tax or $0.02 per share), respectively, in conjunction with our 2014 Productivity Plan. In the 24 weeks ended June 16, 2018 and June 17, 2017, we incurred restructuring charges of $44 million ($35 million after-tax or $0.02 per share) and $61 million ($58 million after-tax or $0.04 per share), respectively. These net charges were recorded in selling, general and administrative expenses and other pension and retiree medical benefits income and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at June 16, 2018 is expected to be paid by the end of 2018.

A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	6/16/2018				6/17/2017
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total
FLNA	$4	$—	$—	$4	$3	$—	$—	$3
QFNA	—	—	—	—	—	—	—	—
NAB	3	3	3	9	—	—	—	—
Latin America	1	—	2	3	21	2	2	25
ESSA (b)	3	1	—	4	6	—	(3)	3
AMENA	2	—	—	2	—	—	2	2
Corporate	8	—	2	10	1	—	—	1
	$21	$4	$7	$32	$31	$2	$1	$34

(a)
There were no charges related to other pension and retiree medical benefits for the 12 weeks ended June 16, 2018. The 12 weeks ended June 17, 2017 includes charges related to other pension and retiree medical benefits of $1 million.

(b)	Income amount primarily reflects a gain on the sale of property, plant and equipment.

	24 Weeks Ended
	6/16/2018				6/17/2017
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total
FLNA	$5	$3	$1	$9	$4	$—	$—	$4
QFNA	1	—	—	1	—	—	—	—
NAB	4	4	4	12	—	—	2	2
Latin America	8	—	4	12	33	13	3	49
ESSA (b)	7	1	—	8	10	—	(3)	7
AMENA (b)	4	—	—	4	—	—	(4)	(4)
Corporate (c)	(5)	—	3	(2)	2	—	1	3
	$24	$8	$12	$44	$49	$13	$(1)	$61

(a)	Includes charges related to other pension and retiree medical benefits of $4 million and $2 million for the 24 weeks ended June 16, 2018 and June 17, 2017, respectively.

(b)	Income amounts primarily reflect gains on the sales of property, plant and equipment.

(c)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $1,078 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$136	$12	$24	$172
QFNA	27	—	6	33
NAB	153	73	87	313
Latin America	117	29	18	164
ESSA	134	42	59	235
AMENA	27	6	15	48
Corporate	57	—	56	113
	$651	$162	$265	$1,078

A summary of our 2014 Productivity Plan activity for the 24 weeks ended June 16, 2018 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2017	$212	$—	$14	$226
2018 restructuring charges	24	8	12	44
Cash payments	(106)	—	(20)	(126)
Non-cash charges and translation	(12)	(8)	1	(19)
Liability as of June 16, 2018	$118	$—	$7	$125
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
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/16/2018			12/30/2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$847	$(133)	$714	$858	$(128)	$730
Reacquired franchise rights	106	(104)	2	106	(104)	2
Brands	1,311	(1,031)	280	1,322	(1,026)	296
Other identifiable intangibles	509	(283)	226	521	(281)	240
	$2,773	$(1,551)	$1,222	$2,807	$(1,539)	$1,268

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/2017	Translation and Other	Balance 6/16/2018

FLNA (a)
Goodwill	$280	$23	$303
Brands	25	140	165
	305	163	468
QFNA
Goodwill	175	—	175

NAB
Goodwill	9,854	(24)	9,830
Reacquired franchise rights	7,126	(39)	7,087
Acquired franchise rights	1,525	(9)	1,516
Brands	353	—	353
	18,858	(72)	18,786
Latin America
Goodwill	555	(26)	529
Brands	141	(9)	132
	696	(35)	661
ESSA
Goodwill	3,452	(167)	3,285
Reacquired franchise rights	549	(27)	522
Acquired franchise rights	195	(30)	165
Brands	2,545	(134)	2,411
	6,741	(358)	6,383
AMENA
Goodwill	428	(10)	418
Brands	111	(3)	108
	539	(13)	526

Total goodwill	14,744	(204)	14,540
Total reacquired franchise rights	7,675	(66)	7,609
Total acquired franchise rights	1,720	(39)	1,681
Total brands	3,175	(6)	3,169
	$27,314	$(315)	$26,999

(a)	The change in 2018 is primarily related to our acquisition of Bare Foods Co.

Note 5 - Income Taxes
A reconciliation of unrecognized tax benefits is as follows:

	6/16/2018	12/30/2017
Balance, beginning of year	$2,212	$1,885
Additions for tax positions related to the current year	134	309
Additions for tax positions from prior years	120	86
Reductions for tax positions from prior years	(399)	(51)
Settlement payments	(173)	(4)
Statutes of limitations expiration	(19)	(33)
Translation and other	(10)	20
Balance, end of period	$1,865	$2,212
In the second quarter of 2018, we reached an agreement with the Internal Revenue Service (IRS) resolving all open matters related to the audits of taxable years 2012 and 2013. The agreement resulted in a non-cash tax benefit totaling $314 million ($0.22 per share) in the second quarter of 2018. Additional tax audits resolved subsequent to the second quarter of 2018 are expected to result in the recognition of net non-cash tax benefits.
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
In the second quarter of 2018, we recognized additional provisional transition tax expense of $777 million ($0.54 per share) reflecting the impact of additional transition tax guidance issued by the IRS during the second quarter of 2018 and the TCJ Act impact on the resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, as discussed above. In the first quarter of 2018, we recognized additional provisional transition tax expense of $1 million (nominal amount per share), reflecting the impact of actions taken by states within the United States that adopted the TCJ Act. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017.
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
The components of the provisional net tax expense recorded in 2017 and in the first and second quarters of 2018 were based on currently available information and additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries. The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of our U.S. federal tax return, and further analysis and interpretation of certain provisions of the TCJ Act impacting deferred taxes, for example 100% expensing of qualified assets, could impact our deferred tax balance as of December 30, 2017.
Tax effects for these items will be recorded in subsequent quarters, as discrete adjustments to our income tax provision, once complete. We elected to adopt the guidance issued by the Securities and Exchange Commission that allows for a measurement period, not to exceed one year after the enactment date of the TCJ Act, to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of 2018.
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
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Share-based compensation expense - equity awards	$66	$71	$146	$143
Share-based compensation expense - liability awards	(4)	3	2	7
Restructuring and impairment charges	(1)	1	2	2
Total	$61	$75	$150	$152
For the 12 weeks ended June 16, 2018 and June 17, 2017, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/16/2018		6/17/2017
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.2	$108.75	1.3	$109.75
RSUs and PSUs	2.6	$108.70	2.8	$109.76

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $21 million and $19 million during the 24 weeks ended June 16, 2018 and June 17, 2017, respectively.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/16/2018	6/17/2017
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.0%
Expected volatility	12%	11%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/16/2018	6/17/2017	6/16/2018	6/17/2017	6/16/2018	6/17/2017
	U.S.		International
Service cost	$99	$92	$22	$21	$8	$7
Interest cost	111	108	23	21	8	8
Expected return on plan assets	(217)	(196)	(48)	(40)	(5)	(5)
Amortization of prior service cost/(credits)	—	1	—	—	(4)	(6)
Amortization of net losses/(gains)	42	28	11	12	(3)	(3)
	35	33	8	14	4	1
Special termination benefits	—	1	—	—	—	—
Total	$35	$34	$8	$14	$4	$1

	24 Weeks Ended
	Pension				Retiree Medical
	6/16/2018	6/17/2017	6/16/2018	6/17/2017	6/16/2018	6/17/2017
	U.S.		International
Service cost	$199	$185	$40	$37	$15	$13
Interest cost	222	216	40	36	16	17
Expected return on plan assets	(435)	(392)	(84)	(70)	(9)	(10)
Amortization of prior service cost/(credits)	1	1	—	—	(9)	(12)
Amortization of net losses/(gains)	83	56	19	21	(5)	(6)
	70	66	15	24	8	2
Special termination benefits	3	2	1	—	—	—
Total	$73	$68	$16	$24	$8	$2
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2018, we made discretionary contributions of $1.4 billion to the PepsiCo Employees Retirement Plan A (Plan A) in the United States. We made discretionary contributions to our international pension plans of $17 million in the first quarter of 2018 and $6 million in the second quarter of 2017. There were no discretionary contributions made in the second quarter of 2018 or the first quarter of 2017.

Note 8 - Debt Obligations
In the 24 weeks ended June 16, 2018, $2.5 billion of senior notes matured and were paid.
As of June 16, 2018, we had $5.4 billion of commercial paper outstanding.
In the second quarter of 2018, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 4, 2023. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2018, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 3, 2019. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 5, 2017. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 16, 2018, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 24 weeks ended June 16, 2018 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2017 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of June 16, 2018 and December 30, 2017 are as follows:

	Notional Amounts(a)
	6/16/2018	12/30/2017
Commodity	$0.9	$0.9
Foreign exchange	$1.8	$1.6
Interest rate	$11.9	$14.2
Net investment	$1.4	$1.5

(a)	In billions.
Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of June 16, 2018, approximately 45% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 43% as of December 30, 2017.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 16, 2018 and December 30, 2017 are categorized as follows:

		6/16/2018		12/30/2017
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$13,043	$—	$14,510	$—
Short-term investments (c)	1	$233	$—	$228	$—
Prepaid forward contracts (d)	2	$21	$—	$27	$—
Deferred compensation (e)	2	$—	$490	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$244	$24	$130
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$41	$7	$15	$31
Interest rate (g)	2	—	222	—	213
Commodity (h)	1	—	1	—	2
Commodity (i)	2	2	—	2	—
		$43	$230	$17	$246
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$1	$12	$10	$3
Commodity (h)	1	1	15	—	19
Commodity (i)	2	58	21	85	12
		$60	$48	$95	$34
Total derivatives at fair value (j)		$103	$522	$136	$410
Total		$13,400	$1,012	$14,901	$913

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 16, 2018, $8.9 billion and $4.1 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 30, 2017, $5.8 billion and $8.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of June 16, 2018 and December 30, 2017 were not material. All of our available-for-sale debt securities have maturities of one year or less.

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

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 16, 2018 and December 30, 2017 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted is classified as restricted cash. See Note 13 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations was $41 billion as of June 16, 2018 and December 30, 2017, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/16/2018	6/17/2017	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Foreign exchange	$9	$(7)	$(35)	$16	$10	$(6)
Interest rate	27	(41)	105	(35)	117	(48)
Commodity	(22)	17	—	(1)	1	1
Net investment	—	—	(64)	48	—	—
Total	$14	$(31)	$6	$28	$128	$(53)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/16/2018	6/17/2017	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Foreign exchange	$(3)	$(12)	$(30)	$36	$16	$(11)
Interest rate	138	(19)	9	(54)	55	(78)
Commodity	(3)	20	(2)	1	2	3
Net investment	—	—	(55)	66	—	—
Total	$132	$(11)	$(78)	$49	$73	$(86)

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

Based on current market conditions, we expect to reclassify net gains of $15 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Available-for-Sale Equity Securities
In the second quarter of 2017, we recognized a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. This gain was recorded in our ESSA segment in selling, general and administrative expenses.

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/16/2018		6/17/2017
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,820		$2,105
Preferred shares:
Redemption premium	—		—
Net income available for PepsiCo common shareholders	$1,820	1,417	$2,105	1,428
Basic net income attributable to PepsiCo per common share	$1.28		$1.47
Net income available for PepsiCo common shareholders	$1,820	1,417	$2,105	1,428
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	9	—	12
Employee stock ownership plan (ESOP) convertible preferred stock	—	—	—	1
Diluted	$1,820	1,426	$2,105	1,441
Diluted net income attributable to PepsiCo per common share	$1.28		$1.46

	24 Weeks Ended
	6/16/2018		6/17/2017
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$3,163		$3,423
Preferred shares:
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$3,161	1,418	$3,421	1,428
Basic net income attributable to PepsiCo per common share	$2.23		$2.40
Net income available for PepsiCo common shareholders	$3,161	1,418	$3,421	1,428
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	10	—	12
ESOP convertible preferred stock	2	—	2	1
Diluted	$3,163	1,428	$3,423	1,441
Diluted net income attributable to PepsiCo per common share	$2.21		$2.38

(a)	Weighted-average common shares outstanding (in millions).
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/16/2018	6/17/2017	6/16/2018	6/17/2017
Out-of-the-money options (a)	2.8	—	1.4	0.7
Average exercise price per option	$109.28	$—	$112.52	$109.69

(a)	In millions.
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

Note 12 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	$(9,987)	$75	$(2,780)	$(6)	$(19)	$(12,717)
Other comprehensive (loss)/income before reclassifications (c)	(953)	(70)	28	4	—	(991)
Amounts reclassified from accumulated other comprehensive loss	—	128	46	—	—	174
Net other comprehensive (loss)/income	(953)	58	74	4	—	(817)
Tax amounts	(18)	(10)	(18)	—	—	(46)
Balance as of June 16, 2018 (a)	$(10,958)	$123	$(2,724)	$(2)	$(19)	$(13,580)

(a)	Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017, $1,332 million as of March 24, 2018 and $1,314 million as of June 16, 2018.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble and Mexican peso.

(c)	Currency translation adjustment primarily reflects the depreciation in the Russian ruble, Brazilian real and Mexican peso.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2016 (a)	$(11,386)	$83	$(2,645)	$64	$(35)	$(13,919)
Other comprehensive (loss)/income before reclassifications (b)	513	(3)	(14)	9	—	505
Amounts reclassified from accumulated other comprehensive loss	—	(33)	28	—	—	(5)
Net other comprehensive (loss)/income	513	(36)	14	9	—	500
Tax amounts	4	9	(5)	(5)	—	3
Balance as of March 25, 2017 (a)	$(10,869)	$56	$(2,636)	$68	$(35)	$(13,416)
Other comprehensive (loss)/income before reclassifications (c)	297	20	(27)	18	—	308
Amounts reclassified from accumulated other comprehensive loss (d)	—	(53)	32	(99)	—	(120)
Net other comprehensive (loss)/income	297	(33)	5	(81)	—	188
Tax amounts	21	9	(3)	11	16	54
Balance as of June 17, 2017 (a)	$(10,551)	$32	$(2,634)	$(2)	$(19)	$(13,174)

(a)	Pension and retiree medical amounts are net of taxes of $1,280 million as of December 31, 2016, $1,275 million as of March 25, 2017 and $1,272 million as of June 17, 2017.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble, Egyptian pound and Australian dollar.

(c)	Currency translation adjustment primarily reflects the appreciation in the euro and Russian ruble.

(d)	Available-for-sale securities reflect a reclassification associated with the sale of our minority stake in Britvic.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/16/2018	6/17/2017	6/16/2018	6/17/2017	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$10	$(6)	$16	$(11)	Cost of sales
Interest rate derivatives	117	(48)	55	(78)	Interest expense
Commodity contracts	1	2	3	4	Cost of sales
Commodity contracts	—	(1)	(1)	(1)	Selling, general and administrative expenses
Net losses/(gains) before tax	128	(53)	73	(86)
Tax amounts	(31)	19	(17)	30
Net losses/(gains) after tax	$97	$(34)	$56	$(56)

Pension and retiree medical items:
Amortization of prior service credits	$(4)	$(5)	$(8)	$(11)	Other pension and retiree medical benefits income
Amortization of net losses	50	37	97	71	Other pension and retiree medical benefits income
Net losses before tax	46	32	89	60
Tax amounts	(10)	(9)	(20)	(18)
Net losses after tax	$36	$23	$69	$42

Available-for-sale securities:
Sale of Britvic securities	$—	$(99)	$—	$(99)	Selling, general and administrative expenses
Tax amount	—	10	—	10
Net gain after tax	$—	$(89)	$—	$(89)

Total net losses/(gains) reclassified, net of tax	$133	$(100)	$125	$(103)
Note 13 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Condensed Consolidated Balance Sheet to the same items as reported in our Condensed Consolidated Statement of Cash Flows:

	6/16/2018	12/30/2017
Cash and cash equivalents	$13,858	$10,610
Restricted cash included in other assets	36	47
Total cash and cash equivalents and restricted cash	$13,894	$10,657
Restricted cash included in other assets primarily relates to collateral posted against our derivative asset or liability positions.

Note 14 - Divestitures
Refranchising in Thailand
During the second quarter of 2018, we refranchised our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations to an alliance formed with Suntory Beverage & Food Asia Pte. Ltd. (Suntory). The alliance serves as the franchise bottler for both PepsiCo and Suntory. We recorded a pre-tax gain of $144 million ($126 million after-tax or $0.09 per share) in selling, general and administrative expenses in our AMENA segment as a result of this transaction.
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

During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $777 million in the second quarter of 2018 and $1 million in the first quarter of 2018. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017. See Note 5 to our condensed consolidated financial statements in this Form 10-Q and Note 5 to our consolidated financial statements in our 2017 Form 10-K for further information on our provisional net tax expense.
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
In the 12 weeks ended June 16, 2018, our operations outside of North America reflect the months of March, April and May. In the 24 weeks ended June 16, 2018, our operations outside of North America reflect the months of January through May. In the 24 weeks ended June 16, 2018, our operations outside of the United States generated 41% of our consolidated net revenue, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 19% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended June 16, 2018, favorable foreign exchange contributed 1 percentage point to net revenue growth, primarily due to appreciation in the euro, Pound sterling and Canadian dollar, partially offset by a decline in the Russian ruble. In the 24 weeks ended June 16, 2018, favorable foreign exchange contributed 1 percentage point to net revenue growth, primarily due to appreciation in the euro, Mexican peso, Pound sterling and Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, India, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets, continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the ESSA segment and our other businesses.
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
The changes arising from the TCJ Act, which was enacted in 2017, are broad and complex and we continue to examine the impact the TCJ Act may have on our business and financial results. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%. The recorded impact of the TCJ Act is provisional and the final amount may differ from the estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act. For additional information on the impact of the TCJ Act, see Note 5 to our condensed consolidated financial statements, “Our Critical Accounting Policies” and “Our Liquidity and Capital Resources” in this Form 10-Q, as well as Note 5 to our consolidated financial statements in our 2017 Form 10-K.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 16, 2018 and December 30, 2017 and Note 9 to our consolidated financial statements in our 2017 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2017 Form 10-K, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 and 24 weeks ended June 16, 2018, total servings increased 1%.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report the majority of our international beverage volume on a monthly basis. The 12 weeks ended June 16, 2018 include beverage volume outside of North America for the months of March, April and May. The 24 weeks ended June 16, 2018 include beverage volume outside of North America for the months of January through May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Net Revenue and Operating Profit

	12 Weeks Ended				24 Weeks Ended
	6/16/2018	6/17/2017		Change	6/16/2018	6/17/2017		Change
Net revenue	$16,090	$15,710		2%	$28,652	$27,759		3%
Operating profit	$3,028	$2,919	(a)	4%	$4,835	$4,782	(a)	1%
Operating margin	18.8%	18.6%	(a)	0.2	16.9%	17.2%	(a)	(0.4)

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased 4% and operating margin increased 0.2 percentage points. Operating profit growth was driven by planned cost reductions across a number of expense categories, net revenue growth and favorable foreign exchange translation. Additionally, a gain on refranchising our beverage business in Thailand and items affecting comparability (see “Items Affecting Comparability”) contributed 5 percentage points and 1 percentage point, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases and higher commodity costs, as well as a prior-year gain associated with the sale of our minority stake in Britvic, which reduced operating profit growth by 3 percentage points. Higher commodity costs reduced operating profit growth by 3 percentage points, attributable to inflation in the NAB, Latin America, ESSA, AMENA and QFNA segments. Corporate unallocated expenses (see Note 1 to our condensed consolidated financial statements) decreased 7%, primarily due to the net impact of items affecting comparability (see “Items Affecting Comparability”).
24 Weeks
Operating profit increased 1% and operating margin decreased 0.4 percentage points. Operating profit growth was driven by planned cost reductions across a number of expense categories, net revenue growth and favorable foreign exchange translation. Additionally, the gain on refranchising our beverage business in Thailand and items affecting comparability (see “Items Affecting Comparability”) contributed 3 percentage points and 1 percentage point, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs across all divisions which reduced operating profit growth by 4 percentage points. The prior-year gain associated with the sale of our minority stake in Britvic and a current-year bonus extended to certain U.S. employees in connection with the TCJ Act also reduced operating profit growth by 2 percentage points each. Corporate unallocated expenses (see Note 1 to our condensed consolidated financial statements) increased 2%, primarily due to higher foreign exchange transaction losses. The operating margin decrease primarily reflects certain operating cost increases.

Other Consolidated Results

	12 Weeks Ended					24 Weeks Ended
	6/16/2018		6/17/2017		Change	6/16/2018		6/17/2017		Change
Other pension and retiree medical benefits income	$82		$71	(a)	$11	$157		$141	(a)	$16
Net interest expense	$(210)		$(216)		$6	$(435)		$(428)		$(7)
Tax rate (b)	36.9%		23.7%			30.2%		23.3%
Net income attributable to PepsiCo	$1,820		$2,105		(14)%	$3,163		$3,423		(8)%
Net income attributable to PepsiCo per common share – diluted	$1.28		$1.46		(13)%	$2.21		$2.38		(7)%
Mark-to-market net impact	—		0.01			0.01		0.02
Restructuring and impairment charges	0.02		0.02			0.02		0.04
Provisional net tax expense related to the TCJ Act (b)	0.54		—			0.54		—
Tax benefit (b)	(0.22)		—			(0.22)		—
Net income attributable to PepsiCo per common share – diluted, excluding above items (c)	$1.61	(d)	$1.50	(d)	8%	$2.58	(d)	$2.44		6%
Impact of foreign exchange translation					(1)					(2)
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (c)					7%					4%

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(b)	See Note 5 to our condensed consolidated financial statements.

(c)	See “Non-GAAP Measures.”

(d)	Does not sum due to rounding.
12 Weeks
Other pension and retiree medical benefits income increased $11 million reflecting the impact of the $1.4 billion discretionary pension contributions to Plan A in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.
Net interest expense decreased $6 million, reflecting higher interest income due to higher interest rates and average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest expense due to higher interest rates and average debt balances.
The reported tax rate increased 13.2 percentage points primarily as a result of the provisional net tax expense related to the TCJ Act, which contributed 28 percentage points to the increase. This impact was partially offset by the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, which reduced the reported tax rate by 11 percentage points, as well as a lower U.S. corporate income tax rate related to the enactment of the TCJ Act. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo decreased 14% and net income attributable to PepsiCo per common share decreased 13%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo performance by 20 percentage points and net income attributable to PepsiCo per common share performance by 21 percentage points.

24 Weeks
Other pension and retiree medical benefits income increased $16 million reflecting the impact of the $1.4 billion discretionary pension contributions to Plan A in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.
Net interest expense increased $7 million, reflecting higher interest expense due to higher interest rates and average debt balances, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest income due to higher interest rates and average cash balances.
The reported tax rate increased 6.8 percentage points primarily as a result of the provisional net tax expense related to the TCJ Act, which contributed 17 percentage points to the increase. This impact was partially offset by the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, which reduced the reported rate by 7 percentage points, as well as a lower U.S. corporate income tax rate related to the enactment of the TCJ Act. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo decreased 8% and net income attributable to PepsiCo per common share decreased 7%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 13 percentage points.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring programs; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; gains or losses associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions; pension and retiree medical related items; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-Q.
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
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Other Pension and Retiree Medical Benefits Income and Provision for Income Taxes, Adjusted for Items Affecting Comparability; Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan, a provisional net tax expense associated with the enactment of the TCJ Act and a tax benefit. We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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

See “Free Cash Flow” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/16/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,263	$8,827	$5,799	$3,028	$1,070	$1,820
Items Affecting Comparability
Mark-to-market net impact	7	(7)	(4)	(3)	1	(4)
Restructuring and impairment charges	—	—	(32)	32	8	24
Provisional net tax expense related to the TCJ Act	—	—	—	—	(777)	777
Tax benefit	—	—	—	—	314	(314)
Core, Non-GAAP Measure	$7,270	$8,820	$5,763	$3,057	$616	$2,303

	12 Weeks Ended 6/17/2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,059	$8,651	$5,732	$2,919	$71	$656	$2,105
Items Affecting Comparability
Mark-to-market net impact	(13)	13	(13)	26	—	7	19
Restructuring and impairment charges	—	—	(33)	33	1	3	31
Core, Non-GAAP Measure	$7,046	$8,664	$5,686	$2,978	$72	$666	$2,155

	24 Weeks Ended 6/16/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$12,918	$15,734	$10,899	$4,835	$157	$1,374	$3,163
Items Affecting Comparability
Mark-to-market net impact	(20)	20	(8)	28	—	8	20
Restructuring and impairment charges	—	—	(40)	40	4	9	35
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(778)	778
Tax benefit	—	—	—	—	—	314	(314)
Core, Non-GAAP Measure	$12,898	$15,754	$10,851	$4,903	$161	$927	$3,682

	24 Weeks Ended 6/17/2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$12,349	$15,410	$10,628	$4,782	$141	$1,048	$3,423
Items Affecting Comparability
Mark-to-market net impact	6	(6)	(46)	40	—	12	28
Restructuring and impairment charges	—	—	(59)	59	2	3	58
Core, Non-GAAP Measure	$12,355	$15,404	$10,523	$4,881	$143	$1,063	$3,509

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

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
The expected pre-tax charges and cash expenditures are summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
2017	295		113
First quarter 2018	12		45	(b)
Second quarter 2018	32		88	(b)
	1,078		681
Remainder of 2018 (expected)	205		258
2019 (expected)	22		46
	$1,305	(a)	$985

(a)
This total pre-tax charge is expected to consist of approximately $775 million of severance and other employee-related costs, approximately$195 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $335 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 14%, QFNA 3%, NAB 30%, Latin America 15%, ESSA 25%, AMENA

4% and Corporate 9%.

(b)
In the 12 weeks ended March 24, 2018 and June 16, 2018, cash expenditures included $6 million and $1 million, respectively, reported on our Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions. In 2015 and 2014, cash expenditures included $2 million and $10 million, respectively, reported on our Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

See Note 3 to our condensed consolidated financial statements for further information related to our 2014 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Provisional Net Tax Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $777 million ($0.54 per share) in the second quarter of 2018 and $1 million (nominal amount per share) in the first quarter of 2018. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017.
See Note 5 to our condensed consolidated financial statements.
Tax Benefit
During the second quarter of 2018, we recognized a non-cash tax benefit of $314 million ($0.22 per share) associated with our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/16/2018	$3,837	$527	$5,193	$1,843	$3,116	$1,574	$16,090
6/17/2017	$3,678	$553	$5,242	$1,823	$2,812	$1,602	$15,710
% Impact of:
Volume (a)	2%	(3)%	(2)%	(3)%	6%	4%	1%
Effective net pricing (b)	2	(2)	1	7	1	2	2
Foreign exchange translation	—	0.5	—	(2)	4	2	1
Acquisitions and divestitures	—	—	—	—	—	(9)	(1)
Sales and certain other taxes	—	—	—	—	(0.5)	—	—
Reported Growth (c)	4%	(5)%	(1)%	1%	11%	(2)%	2%

24 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/16/2018	$7,454	$1,128	$9,608	$3,067	$4,784	$2,611	$28,652
6/17/2017	$7,177	$1,151	$9,702	$2,900	$4,257	$2,572	$27,759
% Impact of:
Volume (a)	2%	(1)%	(2)%	(1)%	6%	3.5%	1%
Effective net pricing (b)	2	(1)	1	7	1	2	2
Foreign exchange translation	—	0.5	—	—	6	3	1
Acquisitions and divestitures	—	—	—	—	—	(6)	(0.5)
Sales and certain other taxes	—	—	—	—	(0.5)	(1)	—
Reported Growth (c)	4%	(2)%	(1)%	6%	12%	1.5%	3%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 6/16/2018	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	4%	(5)%	(1)%	1%	11%	(2)%	2%
% Impact of:
Foreign exchange translation	—	(0.5)	—	2	(4)	(2)	(1)
Acquisitions and divestitures	—	—	—	—	—	9	1
Sales and certain other taxes	—	—	—	—	0.5	—	—
Organic Growth (a)	4%	(5)%	(1)%	3.5%	7%	6%	3%

24 Weeks Ended 6/16/2018	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	4%	(2)%	(1)%	6%	12%	1.5%	3%
% Impact of:
Foreign exchange translation	—	(0.5)	—	—	(6)	(3)	(1)
Acquisitions and divestitures	—	—	—	—	—	6	0.5
Sales and certain other taxes	—	—	—	—	0.5	1	—
Organic Growth (a)	3.5%	(2.5)%	(1.5)%	6%	7%	6%	2.5%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended				24 Weeks Ended
	6/16/2018	6/17/2017		% Change	6/16/2018	6/17/2017		% Change
Net revenue	$3,837	$3,678		4	$7,454	$7,177		4
Impact of foreign exchange translation				—				—
Organic revenue growth (a)				4				3.5	(d)

Operating profit	$1,200	$1,143	(b)	5	$2,250	$2,193	(b)	3
Restructuring and impairment charges (c)	4	3			4	4
Operating profit excluding above item (a)	$1,204	$1,146		5	$2,254	$2,197		3
Impact of foreign exchange translation				—				—
Operating profit growth excluding above item, on a constant currency basis (a)				5				2	(d)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue grew 4% and volume grew 2%. The net revenue growth was driven by volume growth and effective net pricing. The volume growth reflects mid-single-digit growth in trademark Doritos and high-single-digit growth in variety packs and trademark Ruffles, partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases.
24 Weeks
Net revenue grew 4% and volume grew 2%. The net revenue growth was driven by volume growth and effective net pricing. The volume growth reflects mid-single-digit growth in trademark Doritos, high-single-digit growth in variety packs and trademark Ruffles, and double-digit growth in our Sabra joint venture products, partially offset by a low-single digit decline in trademark Lay’s.
Operating profit grew 3%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases, as well as a bonus extended to certain U.S. employees in connection with the TCJ Act, which reduced operating profit growth by 2 percentage points. Additionally, higher commodity costs, primarily potatoes and motor fuel, reduced operating profit growth by 2 percentage points.

Quaker Foods North America

	12 Weeks Ended					24 Weeks Ended
	6/16/2018	6/17/2017		% Change		6/16/2018	6/17/2017		% Change
Net revenue	$527	$553		(5)		$1,128	$1,151		(2)
Impact of foreign exchange translation				(0.5)					(0.5)
Organic revenue growth (a)				(5)	(d)				(2.5)

Operating profit	$145	$145	(b)	—		$300	$308	(b)	(3)
Restructuring and impairment charges (c)	—	—				—	—
Operating profit excluding above item (a)	$145	$145		—		$300	$308		(3)
Impact of foreign exchange translation				—					—
Operating profit growth excluding above item, on a constant currency basis (a)				—					(3)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue declined 5% and volume declined 3%. The net revenue performance reflects the volume decline, unfavorable net pricing and mix. The volume decline was driven by double-digit declines in ready-to-eat cereals and trademark Gamesa and a high-single-digit decline in bars, partially offset by mid-single-digit growth in oatmeal.
Operating profit was flat, reflecting the net revenue performance, as well as less favorable settlements of promotional spending accruals compared to the prior year, which negatively impacted operating profit performance by 4 percentage points. In addition, higher commodity costs negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses. Additionally, insurance settlement recoveries related to the 2017 earthquake in Mexico and other insurance adjustments positively contributed 2 percentage points and 2.5 percentage points, respectively, to operating profit performance.
24 Weeks
Net revenue declined 2% and volume declined 1%. The net revenue performance primarily reflects the volume decline and unfavorable net pricing. The volume decline was driven by a double-digit decline in trademark Gamesa and a mid-single-digit decline in ready-to-eat cereals, partially offset by mid-single-digit growth in oatmeal.
Operating profit declined 3%, reflecting the net revenue performance and certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses.

North America Beverages

	12 Weeks Ended				24 Weeks Ended
	6/16/2018	6/17/2017		% Change	6/16/2018	6/17/2017		% Change
Net revenue	$5,193	$5,242		(1)	$9,608	$9,702		(1)
Impact of foreign exchange translation				—				—
Impact of acquisitions and divestitures				—				—
Impact of sales and certain other taxes (a)				—				—
Organic revenue growth (a)				(1)				(1.5)	(d)

Operating profit	$747	$890	(b)	(16)	$1,135	$1,391	(b)	(18)
Restructuring and impairment charges (c)	9	(1)			11	1
Operating profit excluding above item (a)	$756	$889		(15)	$1,146	$1,392		(18)
Impact of foreign exchange translation				—				—
Operating profit growth excluding above item, on a constant currency basis (a)				(15)				(18)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue decreased 1%, primarily reflecting a decline in volume, partially offset by effective net pricing.
Volume decreased 2%, driven by a 4.5% decline in carbonated soft drink (CSD) volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in our overall water portfolio, partially offset by a low-single-digit decline in Gatorade sports drinks.
Operating profit decreased 16%, reflecting certain operating cost increases, including increased transportation costs, and the net revenue performance, as well as higher commodity costs, which negatively impacted operating profit performance by 5 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as certain insurance adjustments which positively contributed 2 percentage points to operating profit performance. Less favorable settlements of promotional spending accruals compared to the prior year and a favorable legal settlement in the prior year negatively impacted operating profit performance by 2 percentage points and 1 percentage point, respectively.
24 Weeks
Net revenue decreased 1%, primarily reflecting a decline in volume, partially offset by effective net pricing.
Volume decreased 2%, driven by a 4% decline in CSD volume, partially offset by a slight increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in our overall water portfolio, partially offset by a low-single-digit decline in Gatorade sports drinks.

Operating profit decreased 18%, reflecting certain operating cost increases, including increased transportation costs, and the net revenue performance, as well as higher commodity costs, which negatively impacted operating profit performance by 6 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as certain insurance adjustments and a gain associated with a sale of an asset, each of which positively contributed 1 percentage point to operating profit performance. A bonus extended to certain U.S. employees in connection with the TCJ Act negatively impacted operating profit performance by 3 percentage points.
Latin America

	12 Weeks Ended					24 Weeks Ended
	6/16/2018	6/17/2017		% Change		6/16/2018	6/17/2017		% Change
Net revenue	$1,843	$1,823		1		$3,067	$2,900		6
Impact of foreign exchange translation				2					—
Organic revenue growth (a)				3.5	(d)				6

Operating profit	$269	$228	(b)	18		$458	$361	(b)	27
Restructuring and impairment charges (c)	3	25				12	49
Operating profit excluding above item (a)	$272	$253		7		$470	$410		14
Impact of foreign exchange translation				—					(4)
Operating profit growth excluding above item, on a constant currency basis (a)				7					10

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue increased 1%, reflecting effective net pricing, partially offset by volume declines. Unfavorable foreign exchange reduced net revenue growth by 2 percentage points.
Snacks volume declined 3%, reflecting a double-digit decline in Brazil partially offset by low-single-digit growth in Mexico.
Beverage volume declined 3%, reflecting a double-digit decline in Brazil and low-single-digit declines in Argentina and Mexico, partially offset by mid-single-digit growth in Guatemala and low-single-digit growth in Honduras.
Operating profit increased 18%, reflecting planned cost reductions across a number of expense categories and effective net pricing. Additionally, insurance settlement recoveries related to the 2017 earthquake in Mexico and the impact of a promotional spending accrual adjustment contributed 5 percentage points and 4 percentage points, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases and the volume declines, as well as higher commodity costs, which reduced operating profit growth by 8 percentage points. Lower restructuring and impairment charges contributed 11 percentage points to operating profit growth.
24 Weeks
Net revenue increased 6%, reflecting effective net pricing, partially offset by volume declines.

Snacks volume declined 0.5%, reflecting a high-single-digit decline in Brazil partially offset by low-single-digit growth in Mexico.
Beverage volume declined 3.5%, reflecting a double-digit decline in Brazil and a mid-single-digit decline in Mexico, partially offset by mid-single-digit growth in Guatemala. Additionally, Argentina experienced a low-single-digit decline.
Operating profit increased 27%, reflecting planned cost reductions across a number of expense categories and effective net pricing, as well as insurance settlement recoveries related to the 2017 earthquake in Mexico, which contributed 5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and the volume declines, as well as higher commodity costs, which reduced operating profit growth by 9 percentage points. Lower restructuring and impairment charges and favorable foreign exchange contributed 12 percentage points and 4 percentage points, respectively, to operating profit growth.
Europe Sub-Saharan Africa

	12 Weeks Ended					24 Weeks Ended
	6/16/2018	6/17/2017		% Change		6/16/2018	6/17/2017		% Change
Net revenue	$3,116	$2,812		11		$4,784	$4,257		12
Impact of foreign exchange translation				(4)					(6)
Impact of sales and certain other taxes (a)				0.5					0.5
Organic revenue growth (a)				7	(d)				7	(d)

Operating profit	$438	$492	(b)	(11)		$556	$588	(b)	(5.5)
Restructuring and impairment charges (c)	4	3				8	7
Operating profit excluding above item (a)	$442	$495		(11)		$564	$595		(5)
Impact of foreign exchange translation				(4)					(5)
Operating profit growth excluding above item, on a constant currency basis (a)				(14)	(d)				(11)	(d)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue increased 11%, reflecting volume growth, as well as favorable foreign exchange, which contributed 4 percentage points to net revenue growth.
Snacks volume grew 3.5%, reflecting mid-single-digit growth in France and Turkey, partially offset by a slight decline in South Africa. Additionally, the United Kingdom, Russia and the Netherlands experienced low-single-digit growth.
Beverage volume grew 8%, reflecting double-digit growth in Russia and France. Additionally, Nigeria experienced low-single-digit growth and the United Kingdom, Turkey, Germany and Poland experienced mid-single-digit growth.

Operating profit decreased 11%, reflecting a prior-year gain associated with the sale of our minority stake in Britvic, which negatively impacted operating profit performance by 19 percentage points, certain operating cost increases and higher advertising and marketing expenses. Additionally, higher commodity costs negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. Favorable foreign exchange positively contributed 4 percentage points to operating profit performance.
24 Weeks
Net revenue increased 12%, reflecting favorable foreign exchange, which contributed 6 percentage points to net revenue growth, as well as volume growth.
Snacks volume grew 4.5%, reflecting double-digit growth in France and mid-single-digit growth in Russia and Turkey, partially offset by a slight decline in the United Kingdom and a low-single-digit decline in South Africa. Additionally, the Netherlands experienced low-single-digit growth.
Beverage volume grew 7%, reflecting high-single-digit growth in Russia and France and double-digit growth in Poland. Additionally, Nigeria experienced low-single-digit growth and the United Kingdom, Turkey and Germany experienced mid-single-digit growth.
Operating profit decreased 5.5%, reflecting a prior-year gain associated with the sale of our minority stake in Britvic, which negatively impacted operating profit performance by 16 percentage points, certain operating cost increases and higher advertising and marketing expenses. Additionally, higher commodity costs negatively impacted operating profit performance by 3.5 percentage points. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. Favorable foreign exchange positively contributed 5 percentage points to operating profit performance.
Asia, Middle East and North Africa

	12 Weeks Ended				24 Weeks Ended
	6/16/2018	6/17/2017	% Change		6/16/2018	6/17/2017	% Change
Net revenue	$1,574	$1,602	(2)		$2,611	$2,572	1.5
Impact of foreign exchange translation			(2)				(3)
Impact of acquisitions and divestitures			9				6
Impact of sales and certain other taxes (a)			—				1
Organic revenue growth (a)			6	(c)			6	(c)

Operating profit	$496	$307	61		$683	$478	43
Restructuring and impairment charges (b)	2	2			4	(4)
Operating profit excluding above item (a)	$498	$309	61		$687	$474	45
Impact of foreign exchange translation			(1.5)				(2.5)
Operating profit growth excluding above item, on a constant currency basis (a)			60	(c)			43	(c)

(a)	See “Non-GAAP Measures.”

(b)	See “Items Affecting Comparability.”

(c)	Does not sum due to rounding.
12 Weeks
Net revenue decreased 2%, reflecting the impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, which negatively impacted net revenue performance by 9 percentage points, partially offset by volume growth and effective net pricing. Favorable foreign exchange positively contributed 2 percentage points to net revenue performance.
Snacks volume grew 4%, reflecting double-digit growth in India, China and Pakistan and mid-single-digit growth in Australia, partially offset by a double-digit decline in the Middle East.
Beverage volume grew 0.5%, reflecting mid-single-digit growth in China and high-single-digit growth in Pakistan, partially offset by a mid-single-digit decline in the Middle East, a high-single-digit decline in the Philippines and a low-single-digit decline in India.
Operating profit increased 61%, primarily reflecting the net impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, which increased operating profit growth by 42 percentage points. Additionally, the effective net pricing, planned cost reductions across a number of expense categories and the volume growth contributed to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs, which reduced operating profit growth by 3 percentage points.
24 Weeks
Net revenue increased 1.5%, reflecting volume growth and effective net pricing. The impacts of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, and sales and certain other taxes reduced net revenue growth by 6 percentage points and 1 percentage point, respectively. Favorable foreign exchange contributed 3 percentage points to net revenue growth.
Snacks volume grew 5%, reflecting double-digit growth in China, India and Pakistan, partially offset by a high-single-digit decline in the Middle East. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew slightly, reflecting mid-single-digit growth in China and high-single-digit growth in Pakistan, mostly offset by a mid-single-digit decline in the Middle East and a double-digit decline in the Philippines. Additionally, India volume was even with the prior year.
Operating profit increased 43%, primarily reflecting the net impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, which increased operating profit growth by 26 percentage points. Additionally, the net revenue growth and planned cost reductions across a number of expense categories contributed to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs, which reduced operating profit growth by 3 percentage points.

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
As of December 30, 2017, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $18.9 billion outside the United States. The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including the $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017, as a result of which we recognized a provisional mandatory transition tax liability of $778 million in the 24 weeks ended June 16, 2018, in addition to approximately $4 billion that we recognized as part of the $2.5 billion provisional net tax expense in the fourth quarter of 2017. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years. We currently expect to pay approximately $0.4 billion per year in 2019 to 2023, $0.7 billion in 2024, $0.9 billion in 2025 and $1.2 billion in 2026. The recorded impact of the TCJ Act is provisional and the final amount may differ from the above estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
As of June 16, 2018, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $17.3 billion outside the United States. In connection with the enactment of the TCJ Act, during the second quarter of 2018 we repatriated $3.3 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. income tax liability. We are currently evaluating when to repatriate any additional funds currently held by our foreign subsidiaries and how to utilize such funds, including whether to utilize such funds or other available methods of debt financing, such as commercial paper borrowings, for our anticipated share repurchases, dividend payments, scheduled debt maturities, discretionary benefit plan contributions, capital expenditures, certain investments into our business or other uses. See “Item 1A. Risk Factors” in our 2017 Form 10-K and “Our Critical Accounting Policies,” “Our Business Risks” and “Items Affecting Comparability” and Note 5 to our condensed consolidated financial statements in this Form 10-Q.
As of June 16, 2018, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
Operating Activities
During the 24 weeks ended June 16, 2018, net cash provided by operating activities was $1.1 billion, compared to $2.3 billion in the prior-year period. The operating cash flow performance primarily reflects the discretionary contributions of $1.4 billion and $17 million that were made to our Plan A pension plan in the United States and to our international pension plans, respectively. See also Note 7 to our condensed consolidated financial statements.

Investing Activities
During the 24 weeks ended June 16, 2018, net cash provided by investing activities was $3.8 billion, primarily reflecting net maturities and sales of debt securities with maturities greater than three months of $4.6 billion, partially offset by net capital spending of $0.9 billion.
We expect 2018 net capital spending to be approximately $3.6 billion.
Financing Activities
During the 24 weeks ended June 16, 2018, net cash used for financing activities was $1.7 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $3.3 billion and payments of long-term debt borrowings of $2.5 billion, partially offset by net proceeds from short-term borrowings of $4.1 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock which commenced on July 1, 2015 and expired on June 30, 2018. On February 13, 2018, we announced a new share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. In addition, on February 13, 2018, we announced a 15.2% increase in our annualized dividend to $3.71 per share from $3.22 per share, effective with the dividend paid in June 2018. We expect to return a total of approximately $7 billion to shareholders in 2018 through share repurchases of approximately $2 billion and dividends of approximately $5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	24 Weeks Ended
	6/16/2018	6/17/2017
Net cash provided by operating activities	$1,087	$2,251
Capital spending	(945)	(878)
Sales of property, plant and equipment	43	30
Free cash flow (a)	$185	$1,403

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $1.4 billion and $6 million in discretionary pension contributions in the 24 weeks ended June 16, 2018 and June 17, 2017, respectively; net cash tax benefit related to discretionary pension contributions of $302 million in the 24 weeks ended June 16, 2018; $133 million and $25 million of payments related to restructuring charges in the 24 weeks ended June 16, 2018 and June 17, 2017, respectively; net cash tax benefits related to restructuring charges of $8 million and $5 million in the 24 weeks ended June 16, 2018 and June 17, 2017, respectively; and tax payments related to the TCJ Act of $38 million in the 24 weeks ended June 16, 2018.

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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 16, 2018, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 16, 2018 and June 17, 2017, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 16, 2018 and June 17, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 10, 2018

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
There were no changes in our internal control over financial reporting during our second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our second fiscal quarter of 2018, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2017 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2018.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2018 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(b)
3/24/2018				$19,832

3/25/2018 - 4/21/2018	1.8	$108.06	1.8	(195)
				19,637
4/22/2018 - 5/19/2018	1.0	$98.22	1.0	(100)
				19,537
5/20/2018 - 6/16/2018	1.9	$101.53	1.9	(188)
Total	4.7	$103.32	4.7	$19,349

(a)
All shares were repurchased in open market transactions pursuant to the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expired on June 30, 2018 (the 2015 share repurchase program). As of the end of the second quarter of 2018, $4.3 billion remained available for repurchase under the 2015 share repurchase program.

(b)
Includes shares authorized for repurchase under the 2015 share repurchase program and under a new repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018 for the repurchase of up to $15 billion of our common stock, which commenced on July 1, 2018 and will expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 53.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 10, 2018	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 10, 2018	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)