Form 10-Q
period 2018-09-08
PEPSICO INC
filed 2018-10-02
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 8, 2018 (36 weeks)
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of September 25, 2018 was 1,411,568,000.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Net Revenue	$16,485	$16,240	$45,137	$43,999
Cost of sales	7,527	7,368	20,445	19,717
Gross profit	8,958	8,872	24,692	24,282
Selling, general and administrative expenses	6,114	5,948	17,013	16,576
Operating Profit	2,844	2,924	7,679	7,706
Other pension and retiree medical benefits income	74	69	231	210
Interest expense	(302)	(269)	(904)	(786)
Interest income and other	81	52	248	141
Income before income taxes	2,697	2,776	7,254	7,271
Provision for income taxes (See Note 5)	188	620	1,562	1,668
Net income	2,509	2,156	5,692	5,603
Less: Net income attributable to noncontrolling interests	11	12	31	36
Net Income Attributable to PepsiCo	$2,498	$2,144	$5,661	$5,567
Net Income Attributable to PepsiCo per Common Share
Basic	$1.77	$1.50	$3.99	$3.90
Diluted	$1.75	$1.49	$3.97	$3.87
Weighted-average common shares outstanding
Basic	1,414	1,425	1,417	1,427
Diluted	1,424	1,438	1,427	1,440
Cash dividends declared per common share	$0.9275	$0.805	$2.66	$2.3625

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Net income	$2,509	$2,156	$5,692	$5,603
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(728)	320	(1,409)	1,156
Net change on cash flow hedges	(1)	(32)	75	(83)
Net pension and retiree medical adjustments	54	9	134	20
Net change on available-for-sale securities	2	2	4	(64)
Other	—	—	—	16
	(673)	299	(1,196)	1,045
Comprehensive income	1,836	2,455	4,496	6,648
Comprehensive income attributable to noncontrolling interests	(11)	(12)	(31)	(37)
Comprehensive Income Attributable to PepsiCo	$1,825	$2,443	$4,465	$6,611

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/8/2018	9/9/2017
Operating Activities
Net income	$5,692	$5,603
Depreciation and amortization	1,636	1,604
Share-based compensation expense	203	206
Restructuring and impairment charges	79	69
Cash payments for restructuring charges	(179)	(83)
Pension and retiree medical plan expenses	147	141
Pension and retiree medical plan contributions	(1,664)	(169)
Deferred income taxes and other tax charges and credits	(609)	284
Provisional net tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	854	—
Change in assets and liabilities:
Accounts and notes receivable	(1,299)	(999)
Inventories	(362)	(424)
Prepaid expenses and other current assets	(158)	(119)
Accounts payable and other current liabilities	116	(496)
Income taxes payable	633	633
Other, net	(357)	(163)
Net Cash Provided by Operating Activities	4,732	6,087

Investing Activities
Capital spending	(1,578)	(1,474)
Sales of property, plant and equipment	119	82
Acquisitions and investments in noncontrolled affiliates	(253)	(45)
Divestitures	294	143
Short-term investments, by original maturity:
More than three months - purchases	(5,637)	(11,742)
More than three months - maturities	11,874	10,400
More than three months - sales	772	345
Three months or less, net	7	4
Other investing, net	—	9
Net Cash Provided by/(Used for) Investing Activities	5,598	(2,278)

Financing Activities
Proceeds from issuances of long-term debt	—	3,525
Payments of long-term debt	(2,506)	(3,256)
Short-term borrowings, by original maturity:
More than three months - proceeds	2	77
More than three months - payments	(17)	(91)
Three months or less, net	(1,384)	1,526
Cash dividends paid	(3,621)	(3,324)
Share repurchases - common	(1,442)	(1,464)
Share repurchases - preferred	(2)	(4)
Proceeds from exercises of stock options	215	396
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(93)	(131)
Other financing	(23)	(29)
Net Cash Used for Financing Activities	(8,871)	(2,775)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(73)	76
Net Increase in Cash and Cash Equivalents and Restricted Cash	1,386	1,110
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,657	9,169
Cash and Cash Equivalents and Restricted Cash, End of Period	$12,043	$10,279

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/8/2018	12/30/2017
ASSETS
Current Assets
Cash and cash equivalents	$11,991	$10,610
Short-term investments	1,907	8,900
Accounts and notes receivable, less allowance: 9/18 - $120 and 12/17 - $129	7,975	7,024
Inventories:
Raw materials and packaging	1,401	1,344
Work-in-process	164	167
Finished goods	1,577	1,436
	3,142	2,947
Prepaid expenses and other current assets	827	1,546
Total Current Assets	25,842	31,027
Property, plant and equipment	38,878	39,106
Accumulated depreciation	(22,337)	(21,866)
	16,541	17,240
Amortizable Intangible Assets, net	1,193	1,268
Goodwill	14,332	14,744
Other nonamortizable intangible assets	12,273	12,570
Nonamortizable Intangible Assets	26,605	27,314
Investments in Noncontrolled Affiliates	2,394	2,042
Other Assets	1,057	913
Total Assets	$73,632	$79,804

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,474	$5,485
Accounts payable and other current liabilities	15,230	15,017
Total Current Liabilities	19,704	20,502
Long-Term Debt Obligations	30,643	33,796
Other Liabilities	9,538	11,283
Deferred Income Taxes	3,358	3,242
Total Liabilities	63,243	68,823

Commitments and contingencies

Preferred Stock, no par value	—	41
Repurchased Preferred Stock	—	(197)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,412 and 1,420 shares, respectively)	24	24
Capital in excess of par value	3,939	3,996
Retained earnings	54,404	52,839
Accumulated other comprehensive loss	(14,253)	(13,057)
Repurchased common stock, in excess of par value (455 and 446 shares, respectively)	(33,828)	(32,757)
Total PepsiCo Common Shareholders’ Equity	10,286	11,045
Noncontrolling interests	103	92
Total Equity	10,389	10,981
Total Liabilities and Equity	$73,632	$79,804

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/8/2018		9/9/2017
	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	0.8	$41	0.8	$41
Conversion to common stock	(0.1)	(6)	—	—
Retirement of preferred stock	(0.7)	(35)	—	—
Balance, end of period	—	—	0.8	41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(197)	(0.7)	(192)
Redemptions	—	(2)	—	(4)
Retirement of preferred stock	0.7	199	—	—
Balance, end of period	—	—	(0.7)	(196)
Common Stock
Balance, beginning of year	1,420	24	1,428	24
Shares issued in connection with preferred stock conversion to common stock	1	—	—	—
Change in repurchased common stock	(9)	—	(5)	—
Balance, end of period	1,412	24	1,423	24
Capital in Excess of Par Value
Balance, beginning of year		3,996		4,091
Share-based compensation expense		204		209
Equity issued in connection with preferred stock conversion to common stock		6		—
Stock option exercises, RSUs, PSUs and PEPunits converted		(172)		(221)
Withholding tax on RSUs, PSUs and PEPunits converted		(93)		(131)
Other		(2)		(4)
Balance, end of period		3,939		3,944
Retained Earnings
Balance, beginning of year		52,839		52,518
Cumulative effect of accounting changes		(145)		—
Net income attributable to PepsiCo		5,661		5,567
Cash dividends declared – common		(3,787)		(3,387)
Retirement of preferred stock		(164)		—
Balance, end of period		54,404		54,698
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,057)		(13,919)
Other comprehensive (loss)/income attributable to PepsiCo		(1,196)		1,044
Balance, end of period		(14,253)		(12,875)
Repurchased Common Stock
Balance, beginning of year	(446)	(32,757)	(438)	(31,468)
Share repurchases	(14)	(1,453)	(13)	(1,495)
Stock option exercises, RSUs, PSUs and PEPunits converted	5	381	8	620
Other	—	1	—	2
Balance, end of period	(455)	(33,828)	(443)	(32,341)
Total PepsiCo Common Shareholders’ Equity		10,286		13,450
Noncontrolling Interests
Balance, beginning of year		92		104
Net income attributable to noncontrolling interests		31		36
Distributions to noncontrolling interests		(20)		(25)
Currency translation adjustment		—		1
Balance, end of period		103		116
Total Equity		$10,389		$13,411

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of September 8, 2018, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 8, 2018 and September 9, 2017, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 8, 2018 and September 9, 2017 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (2017 Form 10-K), as modified to reflect the adoption of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2017 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 8, 2018 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, most of our international operations report on a monthly calendar basis. In the 12 weeks ended September 8, 2018, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 8, 2018, our financial results outside of North America reflect the months of January through August.
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
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	North America Beverages (NAB), which includes our beverage businesses in the United States and Canada;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
Net Revenue	9/8/2018(a)	9/9/2017	9/8/2018(a)	9/9/2017
FLNA	$3,891	$3,792	$11,345	$10,969
QFNA	567	578	1,695	1,729
NAB	5,456	5,332	15,064	15,034
Latin America	1,868	1,873	4,935	4,773
ESSA	3,161	3,098	7,945	7,355
AMENA	1,542	1,567	4,153	4,139
Total division	$16,485	$16,240	$45,137	$43,999

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

	12 Weeks Ended		36 Weeks Ended
Operating Profit	9/8/2018	9/9/2017(a)	9/8/2018	9/9/2017(a)
FLNA	$1,241	$1,199	$3,491	$3,392
QFNA	143	145	443	453
NAB	703	813	1,838	2,204
Latin America	284	284	742	645
ESSA (b)	439	427	995	1,015
AMENA (c)	311	267	994	745
Total division	$3,121	$3,135	$8,503	$8,454
Corporate unallocated	(277)	(211)	(824)	(748)
	$2,844	$2,924	$7,679	$7,706

(a)	Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 for additional information.

(b)	Operating profit for ESSA for the 36 weeks ended September 9, 2017 includes a gain of $95 million associated with the sale of our minority stake in Britvic plc (Britvic).

(c)	Operating profit for AMENA for the 36 weeks ended September 8, 2018 includes a gain of $144 million associated with refranchising a portion of our beverage business in Thailand.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2017, the Financial Accounting Standards Board (FASB) issued guidance to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost separately below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We adopted the provisions of this guidance retrospectively in the first quarter of 2018, using historical information previously disclosed in our pension and retiree medical benefits footnote as the estimation basis. We also updated our allocation of service costs to our divisions to better approximate actual service cost. The impact from retrospective adoption of this guidance resulted in an increase to cost of sales and selling, general and administrative expenses of $2 million and $67 million, respectively, for the 12 weeks ended September 9, 2017 and $9 million and $201 million, respectively, for the 36 weeks ended September 9, 2017. We recorded a corresponding increase to other pension and retiree medical benefits income below operating profit of $69 million and $210 million for the 12 and 36 weeks ended September 9, 2017, respectively.
The following table shows the (decreases)/increases to operating profit for each division and to corporate unallocated for the respective periods presented below:

	9/9/2017
	12 Weeks Ended	36 Weeks Ended
FLNA (a)	$(9)	$(29)
QFNA	(1)	(3)
NAB (b)	(4)	(12)
Latin America	3	4
ESSA	(9)	(24)
AMENA	—	—
Corporate unallocated (c)	(49)	(146)
Total	$(69)	$(210)

(a)	Includes restructuring charges of $1 million for the 12 and 36 weeks ended September 9, 2017.

(b)	Includes restructuring charges of $1 million for the 36 weeks ended September 9, 2017.

(c)	Includes restructuring charges of $1 million and $2 million for the 12 weeks and 36 weeks ended September 9, 2017, respectively.
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
As a result of implementing certain changes, which did not have a material impact on our accounting policies upon adoption, in the first quarter of 2018, we recorded an adjustment of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition. In addition, we excluded from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions that were not already excluded. The impact of these taxes previously recognized in net revenue and cost of sales was $19 million and $58 million for the 12 and 36 weeks ended September 9, 2017, respectively, and approximately $75 million for the fiscal year ended December 30, 2017, with no impact on operating profit. Shipping and handling activities, including certain merchandising activities, that are performed after a customer obtains control of the product are recorded as fulfillment costs in selling, general and administrative expenses. See Note 2 to our consolidated financial statements in our 2017 Form 10-K for further information on our significant accounting policies related to revenue recognition and total marketplace spending.
Not Yet Adopted
In 2018, the FASB issued guidance related to the TCJ Act for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. If elected, the guidance can be applied retrospectively to each period during which the impact of the TCJ Act is recognized or in the period of adoption. We are currently evaluating the impact and, if elected, we will adopt the guidance when it becomes effective in the first quarter of 2019.
In 2017, the FASB issued guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements. We will adopt the guidance when it becomes effective in the first quarter of 2019.
In 2016, the FASB issued guidance on leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but record expenses on the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance in all comparative periods presented, and the cumulative effect adjustment approach, which requires application at the adoption date. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate this, we are progressing on our comprehensive review of our lease portfolio and enhancing our controls. We identified our significant leases by geography and by asset type that will be impacted by the new guidance, and we are in the process of implementing a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance. In addition, we are currently evaluating the method of transition. We will adopt the guidance when it becomes effective in the first quarter of 2019. See Note 13 to our consolidated financial statements in our 2017 Form 10-K for our minimum lease payments under non-cancelable operating leases.
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
In the 12 weeks ended September 8, 2018 and September 9, 2017, we incurred restructuring charges of $35 million ($31 million after-tax or $0.02 per share) and $8 million ($7 million after-tax with a nominal amount per share), respectively, in conjunction with our 2014 Productivity Plan. In the 36 weeks ended September 8, 2018 and September 9, 2017, we incurred restructuring charges of $79 million ($66 million after-tax or $0.05 per share) and $69 million ($65 million after-tax or $0.05 per share), respectively. These net charges were recorded in selling, general and administrative expenses and other pension and retiree medical benefits income and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. The majority of the restructuring accrual at September 8, 2018 is expected to be paid by the end of 2018.

A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	9/8/2018				9/9/2017
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs(b)	Total
FLNA	$(4)	$—	$1	$(3)	$2	$—	$—	$2
QFNA	—	—	—	—	—	—	—	—
NAB	9	2	2	13	—	—	(3)	(3)
Latin America	2	1	3	6	(5)	2	1	(2)
ESSA	16	—	1	17	10	1	1	12
AMENA	1	—	1	2	(2)	—	(1)	(3)
Corporate	—	—	—	—	2	—	—	2
	$24	$3	$8	$35	$7	$3	$(2)	$8

(a)
There were no net charges related to other pension and retiree medical benefits for the 12 weeks ended September 8, 2018. The 12 weeks ended September 9, 2017 includes charges related to other pension and retiree medical benefits of $2 million. Income amounts represent adjustments for changes in estimates of previously recorded amounts.

(b)	Income amount for NAB primarily reflects a gain on the sale of property, plant and equipment. Income amount for AMENA represents an adjustment for changes in estimates of previously recorded amounts.

	36 Weeks Ended
	9/8/2018				9/9/2017
	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs(a)	Asset Impairments	Other Costs(b)	Total
FLNA	$1	$3	$2	$6	$6	$—	$—	$6
QFNA	1	—	—	1	—	—	—	—
NAB	13	6	6	25	—	—	(1)	(1)
Latin America	10	1	7	18	28	15	4	47
ESSA	23	1	1	25	20	1	(2)	19
AMENA	5	—	1	6	(2)	—	(5)	(7)
Corporate	(5)	—	3	(2)	4	—	1	5
	$48	$11	$20	$79	$56	$16	$(3)	$69

(a)
Includes charges related to other pension and retiree medical benefits of $4 million for each of the 36 weeks ended September 8, 2018 and September 9, 2017. Income amounts represent adjustments for changes in estimates of previously recorded amounts.

(b)	Income amounts primarily reflect gains on the sales of property, plant and equipment.
Since the inception of the 2014 Productivity Plan, we incurred restructuring charges of $1,113 million:

	2014 Productivity Plan Costs to Date
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$132	$12	$25	$169
QFNA	27	—	6	33
NAB	162	75	89	326
Latin America	119	30	21	170
ESSA	150	42	60	252
AMENA	28	6	16	50
Corporate	57	—	56	113
	$675	$165	$273	$1,113

A summary of our 2014 Productivity Plan activity for the 36 weeks ended September 8, 2018 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2017	$212	$—	$14	$226
2018 restructuring charges	48	11	20	79
Cash payments	(150)	—	(29)	(179)
Non-cash charges and translation	(10)	(11)	2	(19)
Liability as of September 8, 2018	$100	$—	$7	$107
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
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/8/2018			12/30/2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$846	$(136)	$710	$858	$(128)	$730
Reacquired franchise rights	106	(104)	2	106	(104)	2
Brands	1,297	(1,027)	270	1,322	(1,026)	296
Other identifiable intangibles	494	(283)	211	521	(281)	240
	$2,743	$(1,550)	$1,193	$2,807	$(1,539)	$1,268

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/2017	Translation and Other	Balance 9/8/2018

FLNA (a)
Goodwill	$280	$23	$303
Brands	25	140	165
	305	163	468
QFNA
Goodwill	175	—	175

NAB
Goodwill	9,854	(24)	9,830
Reacquired franchise rights	7,126	(39)	7,087
Acquired franchise rights	1,525	(9)	1,516
Brands	353	—	353
	18,858	(72)	18,786
Latin America
Goodwill	555	(51)	504
Brands	141	(17)	124
	696	(68)	628
ESSA
Goodwill	3,452	(330)	3,122
Reacquired franchise rights	549	(45)	504
Acquired franchise rights	195	(31)	164
Brands	2,545	(288)	2,257
	6,741	(694)	6,047
AMENA
Goodwill	428	(30)	398
Brands	111	(8)	103
	539	(38)	501

Total goodwill	14,744	(412)	14,332
Total reacquired franchise rights	7,675	(84)	7,591
Total acquired franchise rights	1,720	(40)	1,680
Total brands	3,175	(173)	3,002
	$27,314	$(709)	$26,605

(a)	The change in 2018 is primarily related to our acquisition of Bare Foods Co.

Note 5 - Income Taxes
A reconciliation of unrecognized tax benefits is as follows:

	9/8/2018	12/30/2017
Balance, beginning of year	$2,212	$1,885
Additions for tax positions related to the current year	102	309
Additions for tax positions from prior years	124	86
Reductions for tax positions from prior years	(734)	(51)
Settlement payments	(229)	(4)
Statutes of limitations expiration	(28)	(33)
Translation and other	(10)	20
Balance, end of period	$1,437	$2,212
For the 12 weeks ended September 8, 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. In the second quarter of 2018, we reached an agreement with the Internal Revenue Service (IRS) resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS, collectively, resulted in a non-cash tax benefit totaling $678 million ($0.48 per share) for the 36 weeks ended September 8, 2018.
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
For the 12 weeks ended September 8, 2018, we recognized additional provisional transition tax expense of $76 million ($0.05 per share) reflecting the TCJ Act impact on the conclusion of certain international tax audits, as discussed above. For the 36 weeks ended September 8, 2018, we recognized additional provisional transition tax expense of $854 million ($0.60 per share) reflecting the impact of additional transition tax guidance issued by the IRS through the third quarter of 2018, the TCJ Act impact on the conclusion of certain international tax audits and the resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, as discussed above, as well as the impact of actions taken by states within the United States that adopted the TCJ Act. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017.
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
The components of the provisional net tax expense recorded in 2017 and through the 36 weeks ended September 8, 2018 were based on currently available information and additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries. The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of our U.S. federal tax return, and further analysis and interpretation of certain provisions of the TCJ Act impacting deferred taxes, for example 100% expensing of qualified assets, could impact our deferred tax balance as of December 30, 2017.
Tax effects for these items will be recorded as discrete adjustments to our income tax provision, once complete. We elected to adopt the guidance issued by the Securities and Exchange Commission that allows for a measurement period, not to exceed one year after the enactment date of the TCJ Act, to finalize the recording of the related tax impacts. We currently expect to finalize and record any resulting adjustments by the end of 2018.
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
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Share-based compensation expense - equity awards	$57	$63	$203	$206
Share-based compensation expense - liability awards	2	3	4	10
Restructuring and impairment charges	(1)	1	1	3
Total	$58	$67	$208	$219
For the 12 weeks ended September 8, 2018 and September 9, 2017, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/8/2018		9/9/2017
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.4	$108.75	1.4	$110.04
RSUs and PSUs	2.6	$108.70	2.8	$109.84

(a)	In millions. All grant activity is disclosed at target.

We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $21 million and $19 million during the 36 weeks ended September 8, 2018 and September 9, 2017, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/8/2018	9/9/2017
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.0%
Expected volatility	12%	11%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/8/2018	9/9/2017	9/8/2018	9/9/2017	9/8/2018	9/9/2017
	U.S.		International
Service cost	$99	$93	$23	$21	$7	$6
Interest cost	111	108	23	21	8	8
Expected return on plan assets	(218)	(196)	(50)	(42)	(4)	(5)
Amortization of prior service cost/(credits)	1	—	—	—	(5)	(5)
Amortization of net losses/(gains)	41	29	12	12	(2)	(3)
	34	34	8	12	4	1
Settlement loss	7	—	2	2	—	—
Special termination benefits	—	2	—	—	—	—
Total	$41	$36	$10	$14	$4	$1

	36 Weeks Ended
	Pension				Retiree Medical
	9/8/2018	9/9/2017	9/8/2018	9/9/2017	9/8/2018	9/9/2017
	U.S.		International
Service cost	$298	$278	$63	$58	$22	$19
Interest cost	333	324	63	57	24	25
Expected return on plan assets	(653)	(588)	(134)	(112)	(13)	(15)
Amortization of prior service cost/(credits)	2	1	—	—	(14)	(17)
Amortization of net losses/(gains)	124	85	31	33	(7)	(9)
	104	100	23	36	12	3
Settlement loss	7	—	2	2	—	—
Special termination benefits	3	4	1	—	—	—
Total	$114	$104	$26	$38	$12	$3

We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2018, we made discretionary contributions of $1.4 billion to the PepsiCo Employees Retirement Plan A (Plan A) in the United States. During the third quarter of 2018, we made discretionary contributions of $37 million to fund U.S. retiree medical plan benefits. We made discretionary contributions to our international pension plans of $17 million and $6 million for the 36 weeks ended September 8, 2018 and September 9, 2017, respectively.
Note 8 - Debt Obligations
In the 36 weeks ended September 8, 2018, $2.5 billion of senior notes matured and were paid.
As of September 8, 2018, we had no commercial paper outstanding.
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
Also in the second quarter of 2018, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 3, 2019. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 5, 2017. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 8, 2018, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 36 weeks ended September 8, 2018 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2017 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of September 8, 2018 and December 30, 2017 are as follows:

	Notional Amounts(a)
	9/8/2018	12/30/2017
Commodity	$0.9	$0.9
Foreign exchange	$1.9	$1.6
Interest rate	$11.9	$14.2
Net investment	$1.4	$1.5

(a)	In billions.

Ineffectiveness for all derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented.
As of September 8, 2018, approximately 36% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 43% as of December 30, 2017.
Fair Value Measurements
The fair values of our financial assets and liabilities as of September 8, 2018 and December 30, 2017 are categorized as follows:

		9/8/2018		12/30/2017
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$8,218	$—	$14,510	$—
Short-term investments (c)	1	$234	$—	$228	$—
Prepaid forward contracts (d)	2	$22	$—	$27	$—
Deferred compensation (e)	2	$—	$489	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$224	$24	$130
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$46	$10	$15	$31
Interest rate (g)	2	—	242	—	213
Commodity (h)	1	—	1	—	2
Commodity (i)	2	2	—	2	—
		$48	$253	$17	$246
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$2	$6	$10	$3
Commodity (h)	1	1	16	—	19
Commodity (i)	2	47	32	85	12
		$50	$54	$95	$34
Total derivatives at fair value (j)		$98	$531	$136	$410
Total		$8,572	$1,020	$14,901	$913

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 8, 2018, $6.5 billion and $1.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 30, 2017, $5.8 billion and $8.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. Unrealized gains and losses on our investments in debt securities as of September 8, 2018 and December 30, 2017 were not material. All of our available-for-sale debt securities have maturities of one year or less.

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

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 8, 2018 and December 30, 2017 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted is classified as restricted cash. See Note 13 for further information.
The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 8, 2018 and December 30, 2017 was $35 billion and $41 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/8/2018	9/9/2017	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Foreign exchange	$11	$16	$(10)	$47	$(10)	$5
Interest rate	(20)	(18)	20	(102)	17	(102)
Commodity	20	(32)	1	2	—	—
Net investment	—	—	3	118	—	—
Total	$11	$(34)	$14	$65	$7	$(97)

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/8/2018	9/9/2017	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Foreign exchange	$8	$4	$(40)	$83	$6	$(6)
Interest rate	118	(37)	29	(156)	72	(180)
Commodity	17	(12)	(1)	3	2	3
Net investment	—	—	(52)	184	—	—
Total	$143	$(45)	$(64)	$114	$80	$(183)

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

Based on current market conditions, we expect to reclassify net gains of $13 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
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
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/8/2018		9/9/2017
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,498		$2,144
Preferred shares:
Redemption premium	—		(1)
Net income available for PepsiCo common shareholders	$2,498	1,414	$2,143	1,425
Basic net income attributable to PepsiCo per common share	$1.77		$1.50
Net income available for PepsiCo common shareholders	$2,498	1,414	$2,143	1,425
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	10	—	12
Employee stock ownership plan (ESOP) convertible preferred stock	—	—	1	1
Diluted	$2,498	1,424	$2,144	1,438
Diluted net income attributable to PepsiCo per common share	$1.75		$1.49

	36 Weeks Ended
	9/8/2018		9/9/2017
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,661		$5,567
Preferred shares:
Redemption premium	(2)		(3)
Net income available for PepsiCo common shareholders	$5,659	1,417	$5,564	1,427
Basic net income attributable to PepsiCo per common share	$3.99		$3.90
Net income available for PepsiCo common shareholders	$5,659	1,417	$5,564	1,427
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	10	—	12
ESOP convertible preferred stock	2	—	3	1
Diluted	$5,661	1,427	$5,567	1,440
Diluted net income attributable to PepsiCo per common share	$3.97		$3.87

(a)	Weighted-average common shares outstanding (in millions).
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/8/2018	9/9/2017	9/8/2018	9/9/2017
Out-of-the-money options (a)	0.1	—	1.0	0.5
Average exercise price per option	$115.75	$—	$109.63	$109.69

(a)	In millions.

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
Activities associated with our preferred stock are included in the equity statement.
Note 12 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	(9,987)	75	(2,780)	(6)	(19)	(12,717)
Other comprehensive (loss)/income before reclassifications (c)	(953)	(70)	28	4	—	(991)
Amounts reclassified from accumulated other comprehensive loss	—	128	46	—	—	174
Net other comprehensive (loss)/income	(953)	58	74	4	—	(817)
Tax amounts	(18)	(10)	(18)	—	—	(46)
Balance as of June 16, 2018 (a)	(10,958)	123	(2,724)	(2)	(19)	(13,580)
Other comprehensive (loss)/income before reclassifications (d)	(730)	(11)	16	2	—	(723)
Amounts reclassified from accumulated other comprehensive loss	—	7	56	—	—	63
Net other comprehensive (loss)/income	(730)	(4)	72	2	—	(660)
Tax amounts	2	3	(18)	—	—	(13)
Balance as of September 8, 2018 (a)	$(11,686)	$122	$(2,670)	$—	$(19)	$(14,253)

(a)
Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017, $1,332 million as of March 24, 2018, $1,314 million as of June 16, 2018 and $1,296 million as of September 8, 2018.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble and Mexican peso.

(c)	Currency translation adjustment primarily reflects the depreciation in the Russian ruble, Brazilian real and Mexican peso.

(d)	Currency translation adjustment primarily reflects the depreciation in the Russian ruble, Turkish lira and Pound sterling.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2016 (a)	$(11,386)	$83	$(2,645)	$64	$(35)	$(13,919)
Other comprehensive (loss)/income before reclassifications (b)	513	(3)	(14)	9	—	505
Amounts reclassified from accumulated other comprehensive loss	—	(33)	28	—	—	(5)
Net other comprehensive (loss)/income	513	(36)	14	9	—	500
Tax amounts	4	9	(5)	(5)	—	3
Balance as of March 25, 2017 (a)	(10,869)	56	(2,636)	68	(35)	(13,416)
Other comprehensive (loss)/income before reclassifications (c)	297	20	(27)	18	—	308
Amounts reclassified from accumulated other comprehensive loss (d)	—	(53)	32	(99)	—	(120)
Net other comprehensive (loss)/income	297	(33)	5	(81)	—	188
Tax amounts	21	9	(3)	11	16	54
Balance as of June 17, 2017 (a)	(10,551)	32	(2,634)	(2)	(19)	(13,174)
Other comprehensive (loss)/income before reclassifications (e)	277	53	(20)	2	—	312
Amounts reclassified from accumulated other comprehensive loss	—	(97)	35	—	—	(62)
Net other comprehensive (loss)/income	277	(44)	15	2	—	250
Tax amounts	43	12	(6)	—	—	49
Balance as of September 9, 2017 (a)	$(10,231)	$—	$(2,625)	$—	$(19)	$(12,875)

(a)
Pension and retiree medical amounts are net of taxes of $1,280 million as of December 31, 2016, $1,275 million as of March 25, 2017, $1,272 million as of June 17, 2017 and $1,266 million as of September 9, 2017.

(b)	Currency translation adjustment primarily reflects the appreciation in the Russian ruble, Egyptian pound and Australian dollar.

(c)	Currency translation adjustment primarily reflects the appreciation in the euro and Russian ruble.

(d)	Available-for-sale securities reflect a reclassification associated with the sale of our minority stake in Britvic.

(e)	Currency translation adjustment primarily reflects the appreciation in the Canadian dollar and euro.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/8/2018	9/9/2017	9/8/2018	9/9/2017	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$(1)	$—	Net revenue
Foreign exchange contracts	(9)	5	7	(6)	Cost of sales
Interest rate derivatives	17	(102)	72	(180)	Interest expense
Commodity contracts	1	—	4	4	Cost of sales
Commodity contracts	(1)	—	(2)	(1)	Selling, general and administrative expenses
Net losses/(gains) before tax	7	(97)	80	(183)
Tax amounts	(3)	37	(20)	67
Net losses/(gains) after tax	$4	$(60)	$60	$(116)

Pension and retiree medical items:
Amortization of prior service credits	$(4)	$(5)	$(12)	$(16)	Other pension and retiree medical benefits income
Amortization of net losses	51	38	148	109	Other pension and retiree medical benefits income
Settlement losses	9	2	9	2	Other pension and retiree medical benefits income
Net losses before tax	56	35	145	95
Tax amounts	(12)	(10)	(32)	(28)
Net losses after tax	$44	$25	$113	$67

Available-for-sale securities:
Sale of Britvic securities	$—	$—	$—	$(99)	Selling, general and administrative expenses
Tax amount	—	—	—	10
Net gain after tax	$—	$—	$—	$(89)

Total net losses/(gains) reclassified, net of tax	$48	$(35)	$173	$(138)
Note 13 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	9/8/2018	12/30/2017
Cash and cash equivalents	$11,991	$10,610
Restricted cash included in other assets	52	47
Total cash and cash equivalents and restricted cash	$12,043	$10,657
Restricted cash included in other assets primarily relates to collateral posted against our derivative asset or liability positions.

Note 14 - Acquisitions & Divestitures
Acquisition of SodaStream International Ltd. (SodaStream)
On August 20, 2018, we entered into an agreement under which we will acquire all of the outstanding shares of SodaStream for $144.00 per share in cash, in a transaction valued at approximately $3.2 billion.
The acquisition has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to a SodaStream shareholder vote, certain regulatory approvals and other customary conditions, and is currently expected to close by January 2019.
Refranchising in Thailand
During the second quarter of 2018, we refranchised our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations to an alliance formed with Suntory Beverage & Food Asia Pte. Ltd. (Suntory). The alliance serves as the franchise bottler for both PepsiCo and Suntory. We recorded a pre-tax gain of $144 million ($126 million after-tax or $0.09 per share) in selling, general and administrative expenses in our AMENA segment in the second quarter of 2018 as a result of this transaction.
Refranchising in Czech Republic, Hungary, and Slovakia (CHS)
During the first quarter of 2018, we entered into an agreement to refranchise our entire beverage bottling operations and snack distribution operations in CHS (included within our ESSA segment). The transaction is currently expected to be completed in the fourth quarter of 2018.

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

During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $76 million ($0.05 per share) for the 12 weeks ended September 8, 2018 and $854 million ($0.60 per share) for the 36 weeks ended September 8, 2018. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017. See Note 5 to our condensed consolidated financial statements in this Form 10-Q and Note 5 to our consolidated financial statements in our 2017 Form 10-K for further information on our provisional net tax expense.
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
In the 12 weeks ended September 8, 2018, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 8, 2018, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 8, 2018, our operations outside of the United States generated 42% of our consolidated net revenue, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 19% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 8, 2018, unfavorable foreign exchange negatively impacted net revenue growth by 2 percentage points, primarily due to declines in the Turkish lira, Mexican peso, Brazilian real and Russian ruble. In the 36 weeks ended September 8, 2018, unfavorable foreign exchange had a net nominal impact on net revenue growth due to declines in the Turkish lira and Brazilian real, offset by appreciation in the euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
In addition, certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage, and some apply a flat tax rate on beverages containing a particular substance or ingredient.
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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 8, 2018 and December 30, 2017 and Note 9 to our consolidated financial statements in our 2017 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2017 Form 10-K, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 and 36 weeks ended September 8, 2018, total servings increased 3% and 2%, respectively.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report the majority of our international beverage volume on a monthly basis. The 12 weeks ended September 8, 2018 include beverage volume outside of North America for the months of June, July and August. The 36 weeks ended September 8, 2018 include beverage volume outside of North America for the months of January through August. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Net Revenue and Operating Profit

	12 Weeks Ended				36 Weeks Ended
	9/8/2018	9/9/2017		Change	9/8/2018	9/9/2017		Change
Net revenue	$16,485	$16,240		1.5%	$45,137	$43,999		3%
Operating profit	$2,844	$2,924	(a)	(3)%	$7,679	$7,706	(a)	—%
Operating margin	17.3%	18.0%	(a)	(0.7)	17.0%	17.5%	(a)	(0.5)

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 3% and operating margin decreased 0.7 percentage points. The operating profit decrease was driven by certain operating cost increases, higher commodity costs, higher advertising and marketing expenses and unfavorable foreign exchange translation. Higher commodity costs negatively impacted operating profit performance by 6 percentage points, attributable to inflation in the NAB, Latin America, ESSA, AMENA and QFNA segments. These impacts were partially offset by net revenue growth and planned cost reductions across a number of expense categories. Corporate unallocated expenses (see Note 1 to our condensed consolidated financial statements) increased 32%, primarily due to mark-to-market net impact associated with commodity derivatives (see “Items Affecting Comparability”). Items affecting comparability, primarily mark-to-market net impact included in corporate unallocated expenses, negatively impacted operating profit performance by 3 percentage points.
36 Weeks
Operating profit decreased slightly and operating margin decreased 0.5 percentage points. The operating profit decrease was driven by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs across all divisions which negatively impacted operating profit performance by 5 percentage points. Additionally, a prior-year gain associated with the sale of our minority stake in Britvic and a current-year bonus extended to certain U.S. employees in connection with the TCJ Act each negatively impacted operating profit performance by 1 percentage point. These impacts were partially offset by planned cost reductions across a number of expense categories and net revenue growth, as well as a gain on refranchising our beverage business in Thailand in 2018 which positively contributed 2 percentage points to operating profit performance. Corporate unallocated expenses (see Note 1 to our condensed consolidated financial statements) increased 10%, primarily due to mark-to-market net impact associated with commodity derivatives (see “Items Affecting Comparability”) and higher foreign exchange transaction losses. Items affecting comparability, primarily mark-to-market net impact included in corporate unallocated expenses, negatively impacted operating profit performance by 1 percentage point.

Other Consolidated Results

	12 Weeks Ended					36 Weeks Ended
	9/8/2018		9/9/2017		Change	9/8/2018	9/9/2017		Change
Other pension and retiree medical benefits income	$74		$69	(a)	$5	$231	$210	(a)	$21
Net interest expense	$(221)		$(217)		$(4)	$(656)	$(645)		$(11)
Tax rate (b)	7.0%		22.3%			21.5%	22.9%
Net income attributable to PepsiCo	$2,498		$2,144		16%	$5,661	$5,567		2%
Net income attributable to PepsiCo per common share – diluted	$1.75		$1.49		18%	$3.97	$3.87		3%
Mark-to-market net impact	0.02		(0.01)			0.03	0.01
Restructuring and impairment charges	0.02		—			0.05	0.05
Provisional net tax expense related to the TCJ Act (b)	0.05		—			0.60	—
Tax benefits	(0.26)		—			(0.48)	—
Net income attributable to PepsiCo per common share – diluted, excluding above items (c)	$1.59	(d)	$1.48		7%	$4.17	$3.92	(d)	6%
Impact of foreign exchange translation					2				—
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (c)					9%				6%

(a)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(b)	See Note 5 to our condensed consolidated financial statements.

(c)	See “Non-GAAP Measures.”

(d)	Does not sum due to rounding.
12 Weeks
Other pension and retiree medical benefits income increased $5 million, reflecting the impact of the $1.4 billion discretionary pension contributions to Plan A in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.
Net interest expense increased $4 million, reflecting higher interest expense due to higher interest rates on average debt balances, partially offset by higher interest income due to higher interest rates on average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate decreased 15.4 percentage points, reflecting the favorable conclusion of certain international tax audits, which reduced the reported tax rate by 13 percentage points, as well as a lower U.S. corporate income tax rate related to the enactment of the TCJ Act. These impacts were partially offset by the provisional net tax expense related to the TCJ Act, which increased the reported tax rate by 3 percentage points. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo increased 16% and net income attributable to PepsiCo per common share increased 18%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 10 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.

36 Weeks
Other pension and retiree medical benefits income increased $21 million, reflecting the impact of the $1.4 billion discretionary pension contributions to Plan A in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.
Net interest expense increased $11 million, reflecting higher interest expense due to higher interest rates on average debt balances, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest income due to higher interest rates on average cash balances.
The reported tax rate decreased 1.4 percentage points, reflecting a lower U.S. corporate income tax rate related to the enactment of the TCJ Act, as well as the favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS, collectively, reduced the reported tax rate by 9 percentage points. These impacts were partially offset by the provisional net tax expense related to the TCJ Act, which increased the reported tax rate by 12 percentage points. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo increased 2% and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth by 4 percentage points.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring programs; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; gains or losses associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions or modifications; pension and retiree medical related items; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-Q.
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

medical benefits income, provision for income taxes and noncontrolling interests, each adjusted for items affecting comparability;

•
operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue; and

•	free cash flow.
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Other Pension and Retiree Medical Benefits Income, Provision for Income Taxes and Noncontrolling Interests, Adjusted for Items Affecting Comparability; Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 Productivity Plan, a provisional net tax expense associated with the enactment of the TCJ Act and tax benefits. We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/8/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,527	$8,958	$6,114	$2,844	$188	$11	$2,498
Items Affecting Comparability
Mark-to-market net impact	(31)	31	2	29	6	—	23
Restructuring and impairment charges	—	—	(35)	35	3	1	31
Provisional net tax expense related to the TCJ Act	—	—	—	—	(76)	—	76
Tax benefit	—	—	—	—	364	—	(364)
Core, Non-GAAP Measure	$7,496	$8,989	$6,081	$2,908	$485	$12	$2,264

	12 Weeks Ended 9/9/2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,368	$8,872	$5,948	$2,924	$69	$620	$2,144
Items Affecting Comparability
Mark-to-market net impact	1	(1)	26	(27)	—	(10)	(17)
Restructuring and impairment charges	—	—	(6)	6	2	1	7
Core, Non-GAAP Measure	$7,369	$8,871	$5,968	$2,903	$71	$611	$2,134

	36 Weeks Ended 9/8/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$20,445	$24,692	$17,013	$7,679	$231	$1,562	$31	$5,661
Items Affecting Comparability
Mark-to-market net impact	(51)	51	(6)	57	—	14	—	43
Restructuring and impairment charges	—	—	(75)	75	4	12	1	66
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(854)	—	854
Tax benefits	—	—	—	—	—	678	—	(678)
Core, Non-GAAP Measure	$20,394	$24,743	$16,932	$7,811	$235	$1,412	$32	$5,946

	36 Weeks Ended 9/7/2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$19,717	$24,282	$16,576	$7,706	$210	$1,668	$5,567
Items Affecting Comparability
Mark-to-market net impact	7	(7)	(20)	13	—	2	11
Restructuring and impairment charges	—	—	(65)	65	4	4	65
Core, Non-GAAP Measure	$19,724	$24,275	$16,491	$7,784	$214	$1,674	$5,643

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

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
The expected pre-tax charges and cash expenditures are summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016	160		95
2017	295		113
First quarter 2018	12		45	(b)
Second quarter 2018	32		88	(b)
Third quarter 2018	35		55	(b)
	1,113		736
Fourth quarter 2018 (expected)	168		134
2019 (expected)	24		115
	$1,305	(a)	$985

(a)
This total pre-tax charge is expected to consist of approximately $760 million of severance and other employee-related costs, approximately$185 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $360 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments and Corporate approximately as follows: FLNA 14%, QFNA 3%, NAB 30%, Latin America 15%, ESSA 20%, AMENA 6% and Corporate 12%.

(b)
In the 12 weeks ended March 24, 2018, June 16, 2018 and September 8, 2018, cash expenditures included $6 million, $1 million and $2 million, respectively, reported on our Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions. In 2015 and 2014, cash expenditures included $2 million and $10 million, respectively, reported on our Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

See Note 3 to our condensed consolidated financial statements for further information related to our 2014 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Provisional Net Tax Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional transition tax expense of $76 million ($0.05 per share) for the 12 weeks ended September 8, 2018 and $854 million ($0.60 per share) for the 36 weeks ended September 8, 2018. These amounts were in addition to the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017.
See Note 5 to our condensed consolidated financial statements.
Tax Benefits
For the 12 weeks ended September 8, 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. During the second quarter of 2018, we reached an agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS collectively resulted in a non-cash tax benefit totaling $678 million ($0.48 per share) for the 36 weeks ended September 8, 2018.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/8/2018	$3,891	$567	$5,456	$1,868	$3,161	$1,542	$16,485
9/9/2017	$3,792	$578	$5,332	$1,873	$3,098	$1,567	$16,240
% Impact of:
Volume (a)	1%	1%	1%	2%	5%	5%	2%
Effective net pricing (b)	2	(2)	2	8	2	4	3
Foreign exchange translation	—	—	—	(10)	(5)	(2)	(2)
Acquisitions and divestitures	—	—	—	—	—	(9)	(1)
Sales and certain other taxes	—	—	—	—	(1)	—	—
Reported Growth (c)	3%	(2)%	2%	—%	2%	(2)%	1.5%

36 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/8/2018	$11,345	$1,695	$15,064	$4,935	$7,945	$4,153	$45,137
9/9/2017	$10,969	$1,729	$15,034	$4,773	$7,355	$4,139	$43,999
% Impact of:
Volume (a)	1%	(0.5)%	(1)%	0.5%	5.5%	4%	1%
Effective net pricing (b)	2	(2)	1	7	2	3	2
Foreign exchange translation	—	—	—	(4)	1	1	—
Acquisitions and divestitures	—	—	—	—	—	(7)	(1)
Sales and certain other taxes	—	—	—	—	(0.5)	—	—
Reported Growth (c)	3%	(2)%	—%	3%	8%	—%	3%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 9/8/2018	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(2)%	2%	—%	2%	(2)%	1.5%
% Impact of:
Foreign exchange translation	—	—	—	10	5	2	2
Acquisitions and divestitures	—	—	—	—	—	9	1
Sales and certain other taxes	—	—	—	—	1	—	—
Organic Growth (a)	3%	(2)%	2.5%	10%	8%	9%	5%

36 Weeks Ended 9/8/2018	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(2)%	—%	3%	8%	—%	3%
% Impact of:
Foreign exchange translation	—	—	—	4	(1)	(1)	—
Acquisitions and divestitures	—	—	—	—	—	7	1
Sales and certain other taxes	—	—	—	—	0.5	—	—
Organic Growth (a)	3%	(2)%	—%	7%	7%	7%	3%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended					36 Weeks Ended
	9/8/2018	9/9/2017		% Change		9/8/2018	9/9/2017		% Change
Net revenue	$3,891	$3,792		3		$11,345	$10,969		3
Impact of foreign exchange translation				—					—
Impact of acquisitions				—					—
Organic revenue growth (a)				3					3

Operating profit	$1,241	$1,199	(b)	3.5		$3,491	$3,392	(b)	3
Restructuring and impairment charges (c)	—	1				4	5
Operating profit excluding above item (a)	$1,241	$1,200		3		$3,495	$3,397		3
Impact of foreign exchange translation				—					—
Operating profit growth excluding above item, on a constant currency basis (a)				4	(d)				3

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue grew 3% and volume grew 1%. The net revenue growth was primarily driven by effective net pricing and the volume growth. The volume growth reflects high-single-digit growth in variety packs and trademark Ruffles, partially offset by a double-digit decline in Santitas and a low-single-digit decline in trademark Lay’s.
Operating profit increased 3.5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases.
36 Weeks
Net revenue grew 3% and volume grew 2%. The net revenue growth was primarily driven by effective net pricing and the volume growth. The volume growth reflects high-single-digit growth in variety packs and mid-single-digit growth in trademark Doritos, partially offset by a double-digit decline in Santitas.
Operating profit increased 3%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs, primarily potatoes and motor fuel, which reduced operating profit growth by 2 percentage points. Additionally, a bonus extended to certain U.S. employees in connection with the TCJ Act reduced operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended				36 Weeks Ended
	9/8/2018	9/9/2017		% Change	9/8/2018	9/9/2017		% Change
Net revenue	$567	$578		(2)	$1,695	$1,729		(2)
Impact of foreign exchange translation				—				—
Organic revenue growth (a)				(2)				(2)

Operating profit	$143	$145	(b)	(1.5)	$443	$453	(b)	(2)
Restructuring and impairment charges (c)	—	—			—	—
Operating profit excluding above item (a)	$143	$145		(1)	$443	$453		(2)
Impact of foreign exchange translation				—				—
Operating profit growth excluding above item, on a constant currency basis (a)				(1)				(2)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”
12 Weeks
Net revenue declined 2% and volume grew 1%. The net revenue performance reflects unfavorable net pricing and mix, partially offset by the volume growth. The volume growth was driven by mid-single-digit growth in oatmeal and Aunt Jemima syrup and mix, partially offset by a double-digit decline in trademark Gamesa.
Operating profit decreased 1.5%, reflecting certain operating cost increases and unfavorable net pricing and mix, as well as higher commodity costs which negatively impacted operating profit performance by 2.5 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, lower advertising and marketing expenses and the volume growth. Additionally, insurance settlement recoveries related to the 2017 earthquake in Mexico positively contributed 2 percentage points to operating profit performance.
36 Weeks
Net revenue declined 2% and volume declined 0.5%. The net revenue performance reflects unfavorable net pricing and mix and the volume decline. The volume decline was driven by a double-digit decline in trademark Gamesa and a low-single-digit decline in ready-to-eat cereals, partially offset by mid-single-digit growth in oatmeal.
Operating profit decreased 2%, reflecting the net revenue performance and certain operating cost increases, as well as higher commodity costs which negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and lower advertising and marketing expenses. Additionally, insurance settlement recoveries related to the 2017 earthquake in Mexico positively contributed 1 percentage point to operating profit performance.

North America Beverages

	12 Weeks Ended					36 Weeks Ended
	9/8/2018	9/9/2017		% Change		9/8/2018	9/9/2017		% Change
Net revenue	$5,456	$5,332		2		$15,064	$15,034		—
Impact of foreign exchange translation				—					—
Impact of acquisitions and divestitures				—					—
Impact of sales and certain other taxes (a)				—					—
Organic revenue growth (a)				2.5	(d)				—

Operating profit	$703	$813	(b)	(14)		$1,838	$2,204	(b)	(17)
Restructuring and impairment charges (c)	12	(3)				23	(2)
Operating profit excluding above item (a)	$715	$810		(12)		$1,861	$2,202		(15)
Impact of foreign exchange translation				—					—
Operating profit growth excluding above item, on a constant currency basis (a)				(11)	(d)				(16)	(d)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue grew 2% driven by effective net pricing and volume growth. Volume increased 1%, driven by a 4% increase in non-carbonated beverage volume, partially offset by a 1.5% decline in carbonated soft drink (CSD) volume. The non-carbonated beverage volume increase primarily reflected mid-single-digit increases in Gatorade sports drinks and in our overall water portfolio.
Operating profit decreased 14%, reflecting certain operating cost increases, including increased transportation costs, higher commodity costs which negatively impacted operating profit performance by 9 percentage points and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. A current-year gain associated with a sale of an asset positively contributed 4 percentage points to operating profit performance and was offset by a gain associated with a sale of an asset in the prior year which negatively impacted operating profit performance by 3 percentage points.
36 Weeks
Net revenue was even with the prior year, primarily reflecting effective net pricing offset by a decline in volume. Volume decreased 1%, driven by a 3% decline in CSD volume, partially offset by a 2% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in our overall water portfolio and a low-single-digit increase in Gatorade sports drinks.
Operating profit decreased 17%, reflecting certain operating cost increases, including increased transportation costs, as well as higher commodity costs which negatively impacted operating profit performance by 7 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories. Current-year gains associated with sales of assets positively contributed 3 percentage points to operating profit performance and were offset by a gain associated with the sale of an asset in the prior year which negatively impacted operating profit performance by 1 percentage point. A bonus extended to certain U.S. employees in connection with the TCJ Act negatively impacted operating profit performance by 2 percentage points.
Latin America

	12 Weeks Ended				36 Weeks Ended
	9/8/2018	9/9/2017		% Change	9/8/2018	9/9/2017		% Change
Net revenue	$1,868	$1,873		—	$4,935	$4,773		3
Impact of foreign exchange translation				10				4
Organic revenue growth (a)				10				7

Operating profit	$284	$284	(b)	—	$742	$645	(b)	15
Restructuring and impairment charges (c)	4	(2)			16	47
Operating profit excluding above item (a)	$288	$282		3	$758	$692		10
Impact of foreign exchange translation				6				—
Operating profit growth excluding above item, on a constant currency basis (a)				9				10

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”
12 Weeks
Net revenue was even with the prior year, reflecting effective net pricing and volume growth offset by unfavorable foreign exchange, which negatively impacted net revenue performance by 10 percentage points.
Snacks volume grew 3%, reflecting high-single-digit growth in Brazil and low-single-digit growth in Mexico.
Beverage volume grew 0.5%, reflecting double-digit growth in Colombia, high-single-digit growth in Guatemala and low-single-digit growth in Honduras, partially offset by low-single-digit declines in Mexico and Argentina, and a slight decline in Brazil.
Operating profit increased slightly, reflecting planned cost reductions across a number of expense categories, the effective net pricing and the volume growth, as well as insurance settlement recoveries related to the 2017 earthquake in Mexico which contributed 5 percentage points to operating profit growth. These impacts were offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs which reduced operating profit growth by 15 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 6 percentage points.
36 Weeks
Net revenue grew 3%, reflecting effective net pricing and net volume growth, partially offset by unfavorable foreign exchange, which reduced net revenue growth by 4 percentage points.
Snacks volume grew 1%, reflecting low-single-digit growth in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage volume declined 2%, reflecting a double-digit decline in Brazil and a mid-single-digit decline in Mexico, partially offset by double-digit growth in Colombia, mid-single-digit growth in Guatemala and low-single-digit-growth in Honduras. Additionally, Argentina experienced a low-single-digit decline.

Operating profit increased 15%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as insurance settlement recoveries related to the 2017 earthquake in Mexico which contributed 5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs which reduced operating profit growth by 11 percentage points. Lower restructuring and impairment charges contributed 6 percentage points to operating profit growth.
Europe Sub-Saharan Africa

	12 Weeks Ended				36 Weeks Ended
	9/8/2018	9/9/2017		% Change	9/8/2018	9/9/2017		% Change
Net revenue	$3,161	$3,098		2	$7,945	$7,355		8
Impact of foreign exchange translation				5				(1)
Impact of sales and certain other taxes (a)				1				0.5
Organic revenue growth (a)				8				7	(d)

Operating profit	$439	$427	(b)	3	$995	$1,015	(b)	(2)
Restructuring and impairment charges (c)	17	12			25	19
Operating profit excluding above item (a)	$456	$439		4	$1,020	$1,034		(1)
Impact of foreign exchange translation				5				(1)
Operating profit growth excluding above item, on a constant currency basis (a)				9				(2)

(a)	See “Non-GAAP Measures.”

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our condensed consolidated financial statements for additional information.

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
12 Weeks
Net revenue increased 2%, reflecting volume growth and effective net pricing, partially offset by unfavorable foreign exchange, which reduced net revenue growth by 5 percentage points.
Snacks volume grew 5%, reflecting high-single-digit growth in Russia and the Netherlands, double-digit growth in Poland and mid-single-digit growth in Turkey. Additionally, the United Kingdom, Spain and France experienced low-single-digit growth and South Africa experienced mid-single-digit growth.
Beverage volume grew 7%, reflecting double-digit growth in Germany, Nigeria and France and high-single-digit growth in Russia and Poland, partially offset by a high-single-digit decline in the United Kingdom. Additionally, Turkey experienced low-single-digit growth.
Operating profit increased 3%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs which reduced operating profit growth by 7 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 5 percentage points.
36 Weeks
Net revenue increased 8%, reflecting volume growth and effective net pricing.
Snacks volume grew 5%, reflecting mid-single-digit growth in Russia and Turkey and high-single-digit growth in France. Additionally, the United Kingdom grew slightly, South Africa and Spain experienced low-single-digit growth and the Netherlands experienced mid-single-digit growth.

Beverage volume grew 7%, reflecting double-digit growth in Germany, France and Poland and high-single-digit growth in Russia. Additionally, the United Kingdom grew slightly, Turkey experienced mid-single-digit growth and Nigeria experienced high-single-digit growth.
Operating profit decreased 2%, reflecting certain operating cost increases and higher advertising and marketing expenses. Additionally, a prior-year gain associated with the sale of our minority stake in Britvic and higher commodity costs negatively impacted operating profit performance by 9 percentage points and 5 percentage points, respectively. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories.
Asia, Middle East and North Africa

	12 Weeks Ended			36 Weeks Ended
	9/8/2018	9/9/2017	% Change	9/8/2018	9/9/2017	% Change
Net revenue	$1,542	$1,567	(2)	$4,153	$4,139	—
Impact of foreign exchange translation			2			(1)
Impact of acquisitions and divestitures			9			7
Impact of sales and certain other taxes (a)			—			—
Organic revenue growth (a)			9			7	(c)

Operating profit	$311	$267	17	$994	$745	34
Restructuring and impairment charges (b)	2	(3)		6	(7)
Operating profit excluding above item (a)	$313	$264	18	$1,000	$738	36
Impact of foreign exchange translation			1			(1)
Operating profit growth excluding above item, on a constant currency basis (a)			19			34	(c)

(a)	See “Non-GAAP Measures.”

(b)	See “Items Affecting Comparability.”

(c)	Does not sum due to rounding.
12 Weeks
Net revenue decreased 2%, reflecting the impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, which negatively impacted net revenue performance by 9 percentage points, partially offset by volume growth and effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 2 percentage points.
Snacks volume grew 7%, reflecting double-digit growth in India, China and Pakistan and high-single-digit growth in Australia, partially offset by a low-single-digit decline in the Middle East.
Beverage volume grew 2%, reflecting double-digit growth in India and high-single-digit growth in Pakistan, partially offset by a double-digit decline in the Philippines. Additionally, China grew slightly and the Middle East experienced low-single-digit growth.
Operating profit increased 17%, reflecting the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, higher commodity costs reduced operating profit growth by 6 percentage points and the impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017 reduced operating profit growth by 4 percentage points.

36 Weeks
Net revenue grew slightly, reflecting volume growth and effective net pricing. The impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017 reduced net revenue growth by 7 percentage points.
Snacks volume grew 6%, reflecting double-digit growth in China, India and Pakistan, partially offset by a mid-single-digit decline in the Middle East. Additionally, Australia experienced mid-single-digit growth.
Beverage volume grew 1%, reflecting high-single-digit growth in Pakistan, low-single-digit growth in China and mid-single-digit growth in India, partially offset by a double-digit decline in the Philippines and a low-single-digit decline in the Middle East.
Operating profit increased 34%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as the net impact of refranchising our beverage businesses in Thailand in 2018 and Jordan in 2017, which contributed 15 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, as well as higher commodity costs which reduced operating profit growth by 4 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments and our pending acquisition of SodaStream, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash, cash equivalents and short-term investments repatriated from our foreign subsidiaries. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2017 Form 10-K.
As of December 30, 2017, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $18.9 billion outside the United States. The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including the $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017, as a result of which we recognized a provisional mandatory transition tax liability of $854 million in the 36 weeks ended September 8, 2018, in addition to approximately $4 billion that we recognized as part of the $2.5 billion provisional net tax expense in the fourth quarter of 2017. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years. We currently expect to pay approximately $0.4 billion per year in 2019 to 2023, $0.7 billion in 2024, $1.0 billion in 2025 and $1.2 billion in 2026. The recorded impact of the TCJ Act is provisional and the final amount may differ from the above estimate, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not currently adopted the TCJ Act.
As of September 8, 2018, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $8.4 billion outside the United States. In connection with the enactment of the TCJ Act, during the 36 weeks ended September 8, 2018, we repatriated $13.7 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. income tax liability. The repatriated cash was used primarily for repayment of commercial paper and to fund discretionary benefit plan contributions, scheduled debt maturities, dividend and share repurchases. We are currently evaluating when to repatriate any additional funds currently held by our foreign subsidiaries and how to utilize such funds, including whether to utilize such funds or other available methods of debt financing such as commercial paper borrowings to fund our anticipated share repurchases, dividend payments, scheduled debt maturities, discretionary benefit plan contributions, capital expenditures, certain investments into our business, our pending acquisition of SodaStream, or other uses. See “Item 1A. Risk Factors” in our 2017 Form 10-K and “Our Critical Accounting Policies,” “Our Business Risks” and “Items Affecting Comparability” and Note 5 to our condensed consolidated financial statements in this Form 10-Q.
As of September 8, 2018, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
Operating Activities
During the 36 weeks ended September 8, 2018, net cash provided by operating activities was $4.7 billion, compared to $6.1 billion in the prior-year period. The operating cash flow performance primarily reflects the discretionary contributions of $1.5 billion to our pension and retiree medical plans in the current year. See also Note 7 to our condensed consolidated financial statements.

Investing Activities
During the 36 weeks ended September 8, 2018, net cash provided by investing activities was $5.6 billion, primarily reflecting net maturities and sales of debt securities with maturities greater than three months of $7.0 billion, partially offset by net capital spending of $1.5 billion.
We expect 2018 net capital spending to be approximately $3.3 billion.
Financing Activities
During the 36 weeks ended September 8, 2018, net cash used for financing activities was $8.9 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $5.1 billion, payments of long-term debt borrowings of $2.5 billion and net payments of short-term borrowings of $1.4 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock which commenced on July 1, 2015 and expired on June 30, 2018 (2015 share repurchase program). The 2015 share repurchase program had approximately $4.3 billion of authorized repurchase capacity unused at expiration. On February 13, 2018, we announced a new share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021 (2018 share repurchase program). In addition, on February 13, 2018, we announced a 15.2% increase in our annualized dividend to $3.71 per share from $3.22 per share, effective with the dividend paid in June 2018. We expect to return a total of approximately $7 billion to shareholders in 2018 through share repurchases of approximately $2 billion and dividends of approximately $5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow.

	36 Weeks Ended
	9/8/2018	9/9/2017
Net cash provided by operating activities	$4,732	$6,087
Capital spending	(1,578)	(1,474)
Sales of property, plant and equipment	119	82
Free cash flow (a)	$3,273	$4,695

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $1.5 billion and $6 million in discretionary pension and retiree medical contributions in the 36 weeks ended September 8, 2018 and September 9, 2017, respectively; net cash tax benefit related to discretionary pension and retiree medical contributions of $302 million and $1 million in the 36 weeks ended September 8, 2018 and September 9, 2017, respectively; $188 million and $83 million of payments related to restructuring charges in the 36 weeks ended September 8, 2018 and September 9, 2017, respectively; net cash tax benefits related to restructuring charges of $9 million and $23 million in the 36 weeks ended September 8, 2018 and September 9, 2017, respectively; and tax payments related to the TCJ Act of $41 million in the 36 weeks ended September 8, 2018.

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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 8, 2018, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 8, 2018 and September 9, 2017, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 8, 2018 and September 9, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 2, 2018

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
There were no changes in our internal control over financial reporting during our third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our third fiscal quarter of 2018, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. This transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2017 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 24, 2018 and June 16, 2018.
In April 2017, Corporación Autónoma Regional de Cundinamarca, a Colombian environmental authority (the environmental authority), initiated an administrative proceeding regarding our subsidiary, PepsiCo Alimentos Z.F., Ltda. (PAZ), for allegedly delivering wastewater to a third party without first verifying that the third party had appropriate permits with respect to the discharge of such wastewater. In July 2018, the environmental authority initiated an administrative proceeding to impose a monetary sanction against PAZ with respect to the alleged permitting violation by the third party and on August 13, 2018, PAZ submitted evidence of its defense to these allegations. If the environmental authority determines PAZ is responsible for the alleged permitting violations by the third party, the environmental authority may seek to impose monetary sanctions of up to $1.3 million, which PAZ would be entitled to appeal.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2018 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(c)
2015 Repurchase Program
6/17/2018 - 6/30/2018	0.7	(a)	$107.38	0.7
Total	0.7		$107.38	0.7	$—

2018 Repurchase Program
					$15,000
7/1/2018 - 7/14/2018	0.3	(b)	$109.09	0.3	(30)
					14,970
7/15/2018 - 8/11/2018	1.4	(b)	$114.66	1.4	(161)
					14,809
8/12/2018 - 9/8/2018	1.6	(b)	$112.51	1.6	(178)
Total	3.3		$113.15	3.3	14,631
Total Repurchase Programs	4.0		$112.08	4.0	$14,631

(a)
All shares were repurchased in open market transactions pursuant to the $12 billion 2015 repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expired on June 30, 2018. The 2015 share repurchase program had approximately $4.3 billion of authorized repurchase capacity unused at expiration.

(b)
All shares were repurchased in open market transactions pursuant to the $15 billion 2018 repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021.

(c)
Represents shares authorized for repurchase under the 2018 share repurchase program. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 54.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 2, 2018	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 2, 2018	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)