Form 10-K
period 2018-12-29
PEPSICO INC
filed 2019-02-15
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
Commission file number 1-1183
PepsiCo, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	13-1584302 (I.R.S. Employer Identification No.)
700 Anderson Hill Road, Purchase, New York (Address of Principal Executive Offices)	10577 (Zip Code)
Registrant’s telephone number, including area code: 914-253-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	The Nasdaq Stock Market LLC
1.750% Senior Notes Due 2021	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 15, 2018, the last day of business of our most recently completed second fiscal quarter, was $152.0 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 8, 2019 was 1,404,686,108.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 29, 2018

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
Company Overview
We were incorporated in Delaware in 1919 and reincorporated in North Carolina in 1986. We are a leading global food and beverage company with a complementary portfolio of brands, including Frito-Lay, Gatorade, Pepsi-Cola, Quaker and Tropicana. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories.
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
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, distributes and sells branded snack foods. These foods include branded dips, Cheetos cheese-flavored snacks, Doritos tortilla chips, Fritos corn chips, Lay’s potato chips, Ruffles potato chips and Tostitos tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, distributes and sells Sabra refrigerated dips and spreads.
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
North America Beverages
Either independently or in conjunction with third parties, NAB makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Mountain Dew, Pepsi, Propel, Sierra Mist and Tropicana. NAB also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, NAB manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). NAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. NAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets.
Latin America
Either independently or in conjunction with third parties, Latin America makes, markets, distributes and sells a number of snack food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Rosquinhas Mabel, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded cereals and snacks. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black and Toddy. These branded products are sold to authorized bottlers, independent distributors and retailers. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Europe Sub-Saharan Africa
Either independently or in conjunction with third parties, ESSA makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipita, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Mirinda, Pepsi, Pepsi Max and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, ESSA operates its own bottling plants and distribution facilities. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, ESSA makes, markets, distributes and sells a number of leading dairy products including Agusha, Chudo and Domik v Derevne. In December 2018, we acquired SodaStream International Ltd. (SodaStream), a manufacturer and distributor of sparkling water makers. SodaStream products are included within ESSA’s beverage business. See Note 14 to our consolidated financial statements for additional information about our acquisition of SodaStream.
Asia, Middle East and North Africa
Either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipsy, Doritos, Kurkure and Lay’s, as well as many Quaker branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. AMENA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew, Pepsi, Sting and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, AMENA operates its own bottling plants and distribution facilities. AMENA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi).
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
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including 1893, Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewater, Aunt Jemima, Bare, bubly, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet Sierra Mist, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Grandma’s, H2oh!, Health Warrior, Imunele, Izze, J-7 Tonus, Kas, KeVita, Kurkure, Lay’s, Life, Lifewtr, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Ice, Mountain Dew Kickstart, Mug, Munchies, Naked, Near East, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Black, Pepsi Max, Pepsi Next, Pepsi Zero Sugar, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, Sandora, Santitas, 7UP (outside the United States), 7UP Free (outside the United States), Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Stacy’s, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, Trop 50, Tropicana, Tropicana Farmstand, Tropicana Pure Premium, Tropicana Twister, V Water, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks, Muscle Milk protein shakes and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the rapid growth of sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers, as well as the growth in hard discounters, and the current economic environment continue to increase the importance of major customers. In 2018, sales to Walmart Inc. (Walmart), including Sam’s Club (Sam’s), represented approximately 13% of our consolidated net revenue. Our top five retail customers represented approximately 33% of our 2018 net revenue in North America, with Walmart (including Sam’s) representing approximately 19%. These percentages include concentrate sales to our independent bottlers, which were used in finished goods sold by them to these retailers.
See “Off-Balance-Sheet Arrangements” in “Our Financial Results – Our Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our independent bottlers.
Our Competition
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A. and Red Bull GmbH.
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2018, we and The Coca-Cola Company represented approximately 22% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
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
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting changing consumer demands and preferences and accelerating sustainable growth. These activities principally involve: development of new ingredients, flavors and products; reformulation and improvement in the quality and appeal of existing products; improvement and modernization of manufacturing processes, including cost reduction; improvements in product quality, safety and integrity; development of, and improvements in, dispensing equipment, packaging technology (including investments in recycling-focused technologies), package design (including development of sustainable, bio-based packaging) and portion sizes; efforts focused on identifying opportunities to transform, grow and broaden our product portfolio, including by developing products with improved nutrition profiles that reduce added sugars, sodium or saturated fat, including through the use of sweetener alternatives and flavor modifiers and innovation in existing sweeteners, further expanding our beyond the bottle portfolio (including through our acquisition of SodaStream) and offering more products with positive nutrition including whole grains, fruits and vegetables, dairy, protein and hydration; investments in building our capabilities to support our global e-commerce business; and improvements in energy efficiency and efforts focused on reducing our impact on the environment. Our research centers are located around the world, including in Brazil, China, India, Ireland, Mexico, Russia, the United Kingdom and the United States, and leverage nutrition science, food science, engineering and consumer insights to meet our strategy to continue to develop nutritious and convenient beverages, foods and snacks.
In 2018, we continued to refine our beverage, food and snack portfolio to meet changing consumer demands by reducing added sugars in many of our beverages and sodium and saturated fat in many of our foods and snacks, and by developing a broader portfolio of product choices, including: continuing to expand our beverage options that contain no high-fructose corn syrup and that are made with natural flavors; expanding our state-of-the-art food and beverage healthy vending initiative to increase the availability of convenient and affordable nutrition; further expanding our portfolio of nutritious products by building on our important nutrition platforms and brands — Quaker (grains), Tropicana (juices, lemonades, fruit and vegetable drinks), Gatorade (sports nutrition for athletes), Naked Juice (cold-pressed juices and smoothies), KeVita (probiotics, tonics and fermented teas), Bare (baked apple chips and other baked produce) and Health Warrior (nutrition bars); further expanding our whole grain products globally; and further expanding our portfolio of nutritious products in growing categories, such as dairy, hummus and other refrigerated dips, and baked grain snacks. In addition, we continued to make investments to reduce our impact on the environment, including: efforts to conserve raw materials and energy, such as by working to achieve reductions in greenhouse gas emissions across our global businesses, by helping to protect and conserve global water supply especially in high-water-risk locations (including replenishing watersheds that source our operations in high-water-risk locations and promoting the efficient use of water in our agricultural supply chain), and by incorporating improvements in the sustainability and resources of our agricultural supply chain into our operations; efforts to reduce waste generated by our operations and disposed of in landfills; efforts to support increased packaging recovery, recycling rates and the amount of recycled content in our packaging; efforts to increase energy efficiency, including the increased use of renewable energy and resources; efforts to support sustainable agriculture by expanding best practices with our growers and suppliers; and efforts to optimize packaging technology and design to minimize the amount of plastic in our packaging, and make our packaging increasingly recoverable or recyclable with lower environmental impact, including continuing to invest in developing compostable and biodegradable packaging.
Regulatory Matters
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, packaging, disposal, recycling and use of our products, as well as our employment and occupational health and safety practices and protection of personal information, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies in the more than 200 other countries and territories in which our products are made, manufactured, distributed or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
The U.S. laws and regulations that we are subject to include: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
We are also subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, international trade and tariffs, occupational health and safety, competition, anti-corruption and data privacy, including the European Union General Data Protection Regulation. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
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
In addition, certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates or encourage waste reduction. These regulations vary in scope and form from deposit return systems designed to incentivize the return of beverage containers, to extended producer responsibility policies and even bans on the use of some plastic beverage bottles and other single-use plastics. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated onsite and sent to third-party owned and operated offsite licensed facilities and our facilities outside the United States must comply with similar laws and regulations. In addition, continuing concern over climate change may result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce or mitigate the potential effects of greenhouse gases, or to limit or impose additional costs on commercial water use due to local water scarcity concerns. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations. While these expenditures have not had a material impact on our business, financial condition or results of operations to date, changes in environmental compliance requirements, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
In addition to the discussion in this section, see also “Item 1A. Risk Factors.”
Employees
As of December 29, 2018, we and our consolidated subsidiaries employed approximately 267,000 people worldwide, including approximately 114,000 people within the United States. In certain countries, our employment levels are subject to seasonal variations. We or our subsidiaries are party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.
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
Item 1A. Risk Factors.
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. Any of the factors described below could occur or continue to occur and could have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and may also adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends may not be a reliable indicator of future operating results, financial and business performance, events or trends.
Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate, market or distribute our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.
We are a global food and beverage company operating in highly competitive categories and markets. To generate revenues and profits, we rely on continued demand for our products and therefore must understand our customers and consumers and sell products that appeal to them in the sales channel in which they prefer to shop or browse for such products. In general, changes in consumption in our product categories or consumer demographics could result in reduced demand for our products. Demand for our products depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including increased demand for products that meet the needs of consumers who are concerned with: health and wellness (including products that have less added sugars, sodium and saturated fat); convenience (including responding to changes in in-home and on-the-go consumption patterns and methods of distribution of our products to customers and consumers, including through e-commerce and hard discounters); or the location of origin or source of ingredients and products (including the environmental impact related to production of our products).
Consumer preferences have been evolving, and are expected to continue to evolve, due to a variety of factors, including: changes in consumer demographics, including the aging of the general population and the emergence of the millennial and younger generations who have differing spending, consumption and purchasing habits; consumer concerns or perceptions regarding the nutrition profile of products, including the presence of added sugar, sodium and saturated fat in certain of our products; growing demand for organic or locally sourced ingredients, or consumer concerns or perceptions (whether or not valid) regarding the health effects of ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, artificial flavors and colors, artificial sweeteners, aspartame, caffeine, furfuryl alcohol, high-fructose corn syrup, partially hydrolyzed oils, saturated fat, sodium, sugar, trans fats or other product ingredients, substances or attributes, including genetically engineered ingredients; taxes or other restrictions, including labeling requirements, imposed on our products; consumer concerns or perceptions regarding packaging materials, including single-use and other plastic packaging, and their environmental impact; changes in package or portion size; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; the continued acceleration of e-commerce and other methods of purchasing products; negative publicity (whether or not valid) resulting from regulatory actions, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our employees, our products or advertising campaigns and marketing programs; perception of our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties or our respective social media posts, business practices or other information disseminated by or regarding them or us; product boycotts; or a downturn in economic conditions. Any of these factors may reduce consumers’ willingness to purchase our products and any inability on our part to anticipate or react to such changes could result in reduced demand for our products or erode our competitive and financial position and could adversely affect our business, reputation, financial condition or results of operations.
Demand for our products is also dependent in part on product quality, product and marketing innovation and production and distribution, including our ability to: maintain a robust pipeline of new products; improve the quality of existing products; extend our portfolio of products in growing markets and categories (through acquisitions, such as SodaStream, and innovation, such as increasing non-carbonated beverage offerings and other alternatives to, or reformulations of, carbonated beverage offerings); respond to cultural differences and regional consumer preferences (whether through developing or acquiring new products that are responsive to such preferences); monitor and adjust our use of ingredients and packaging materials (including to respond to applicable regulations); develop sweetener alternatives and innovation; increase the recyclability or recoverability of our packaging; improve the production and distribution of our products; respond to competitive product and pricing pressures and changes in distribution channels, including in the e-commerce channel; and implement effective advertising campaigns and marketing programs, including successfully adapting to a rapidly changing media environment through the use of social media and online advertising campaigns and marketing programs.
Although we devote significant resources to the items mentioned above, there can be no assurance as to our continued ability to develop, launch, maintain or distribute successful new products or variants of existing products in a timely manner (including correctly anticipating or effectively reacting to changes in consumer preferences) or to develop and effectively execute advertising and marketing campaigns that appeal to customers and consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products or effectively market or distribute our products could reduce demand for our products, result in inventory write-offs and erode our competitive and financial position and could adversely affect our business, financial condition or results of operations.
Changes in laws and regulations relating to the use or disposal of plastics or other packaging of our products could continue to increase our costs, reduce demand for our products or otherwise have an adverse impact on our business, reputation, financial condition or results of operations.
Certain of our food and beverage products are sold in plastic or other packaging designed to be recoverable for recycling but not all packaging is recovered, whether due to low value, lack of infrastructure or otherwise. In addition, certain of our packaging may currently not be recyclable, compostable or biodegradable. There is a growing concern with the accumulation of plastic and other packaging waste in the environment, particularly in the world’s oceans and waterways. As a result, our branded packaging waste could result in negative publicity (whether or not valid) or reduce consumer demand and overall consumption of our products, which could adversely affect our business, financial condition or results of operations.
In response to these concerns, the United States and many other jurisdictions have imposed or are considering imposing regulations or policies designed to increase the sustainability of packaging, encourage waste reduction and increase recycling rates or facilitate the waste management process or restricting the sale of products in certain packaging. These regulations vary in scope and form from taxes or fees designed to incentivize behavior to restrictions or bans on certain products and materials. For example, the state of California is one of 10 states in the United States that have a bottle deposit return system in effect, which requires a deposit charged to consumers to incentivize the return of the beverage container. In addition, 26 markets in the European Union have established extended producer responsibility policies, which make manufacturers such as us responsible for the costs of recycling products after consumers have used them. Further, certain jurisdictions are considering imposing other types of regulations or policies, including packaging taxes, requirements for bottle caps to be tethered to the plastic bottle, minimum recycled content mandates, which would require packaging to include a certain percentage of post-consumer recycled material in a new package, and even bans on the use of some plastic beverage bottles and other single-use plastics. These laws and regulations, whatever their scope or form, could increase the cost of our products, reduce consumer demand and overall consumption of our products or result in negative publicity (whether or not valid), which could adversely affect our business, financial condition or results of operations.
While we continue to devote significant resources to increase the recyclability and sustainability of our packaging, the increased focus on reducing plastic waste may require us to increase capital expenditures, including requiring additional investments to minimize the amount of plastic across our packaging; increase the amount of recycled content in our packaging; and develop sustainable, bio-based packaging as a replacement for fossil fuel-based plastic packaging, including flexible film alternatives for our snacks packaging. Our failure to minimize our plastics use, increase the amount of recycled content in our packaging or develop sustainable packaging or consumers’ failure to accept such sustainable packaging could reduce consumer demand and overall consumption of our products and erode our competitive and financial position. Further, our reputation could be damaged for failure to achieve our sustainability goals with respect to our plastics use, including our goal to use 25% recycled content in our plastic packaging by 2025, or if we or others in our industry do not act, or are perceived not to act, responsibly with respect to packaging or disposal of our products.
Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.
The conduct of our business is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as government entities and agencies outside the United States, including laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, packaging, disposal, recycling and use of our products, as well as our employment and occupational health and safety practices and protection of personal information. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. Many of these laws and regulations have differing or conflicting legal standards across the various markets where our products are made, manufactured, distributed or sold and, in certain markets, such as developing and emerging markets, may be less developed or certain. For example, products containing genetically engineered ingredients are subject to differing regulations and restrictions in the jurisdictions in which our products are made, manufactured, distributed or sold, as is the packaging, disposal and recyclability of our products. For example, five provinces in Canada, covering most of the Canadian market, have established extended producer responsibility policies, which make manufacturers such as us responsible for the costs of recycling products after consumers have used them. In addition, these laws and regulations and related interpretations may change, sometimes dramatically and unexpectedly, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices, including restrictions on the audience to whom products are marketed; laws and treaties related to international trade, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws and programs aimed at reducing, restricting or eliminating ingredients or substances in, or attributes of, certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government funds or programs to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving product claims and concerns (whether or not valid) regarding the effects on health of ingredients or substances in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; laws regulating the protection of personal information; cyber-security regulations; regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures impacting the manufacture, distribution or sale of our products; accounting rules and interpretations; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating water rights and access to and use of water or utilities; environmental laws, including laws relating to the regulation of water treatment and discharge of wastewater and air emissions and laws relating to the disposal, recovery or recycling of our products and their packaging. Changes in regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed or sold, may result in higher compliance costs, capital expenditures and higher production costs, which could adversely affect our business, reputation, financial condition or results of operations.
The imposition of new laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes, labeling, product, production, recovery or recycling requirements, or other limitations on, or pertaining to, the sale or advertisement of certain of our products, ingredients or substances contained in, or attributes of, our products, commodities used in the production of our products or use, disposal, recovery or recyclability of our products and their packaging, may further alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our products, which could adversely affect our business, financial condition or results of operations. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions may follow. For example, if one jurisdiction imposes a tax on sugar-sweetened beverages or foods, or imposes a specific labeling or warning requirement, other jurisdictions may impose similar or other measures that impact the manufacture, distribution or sale of our products. The foregoing may result in decreased demand for our products, adverse publicity or increased concerns about the health implications of consumption of ingredients or substances in our products (whether or not valid).
In addition, studies (whether or not scientifically valid) have been and continue to be underway by third parties purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials, such as 4-MeI, acrylamide, caffeine, glyphosate, furfuryl alcohol, added sugars, sodium, saturated fat and plastic. Third parties have also published documents or studies claiming (whether or not valid) that taxes can address consumer consumption of sugar-sweetened beverages and foods high in sugar, sodium or saturated fat. If, as a result of these studies and documents or otherwise, there is an increase in consumer concerns (whether or not valid) about the health implications of consumption of certain of our products, an increase in the number of jurisdictions that impose taxes on our products, or an increase in new labeling, product or production requirements or other restrictions on the manufacturing, sale or display of our products, demand for our products could decline, or we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could adversely affect our business, financial condition or results of operations.
Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, suppliers, or other third parties with whom we do business could take actions, intentional or not, that violate these policies and procedures or applicable laws or regulations or could fail to maintain required documentation sufficient to evidence our compliance with applicable laws or regulations. Failure to comply with such laws or regulations could subject us to criminal or civil enforcement actions, including fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, any of which could adversely affect our business, reputation, financial condition or results of operations. In addition, regulatory authorities under whose laws we operate may have enforcement powers that can subject us to actions such as product recall, seizure of products or assets or other sanctions, which could have an adverse effect on the sales of products in our portfolio or could lead to damage to our reputation.
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
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per liquid ounce while others apply a graduated tax rate depending upon the amount of added sugar in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient. For example, effective January 2018, the City of Seattle, Washington in the United States enacted a per-ounce surcharge on all sugar-sweetened beverages. By contrast, France revised an existing flat tax to become a graduated tax, effective July 2018, in which the per-ounce tax rate is tied to the amount of added sugar present in the beverage: the higher the amount of added sugar, the higher the per-ounce tax rate, while Saudi Arabia enacted, effective June 2017, a flat tax rate of 50%, and Jordan increased, effective January 2018, its flat tax from 10% to 20%, on the retail price of carbonated soft drinks. These tax measures, whatever their scope or form, could increase the cost of our products, reduce consumer demand and overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business, financial condition or results of operations.
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
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A. and Red Bull GmbH.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and the continued acceleration of e-commerce and other methods of distributing and purchasing products. If we are unable to effectively promote our existing products or introduce new products, if our advertising or marketing campaigns are not effective, if our competitors spend more aggressively than we do or if we are otherwise unable to effectively respond to pricing pressure or compete effectively (including in distributing our products effectively and cost efficiently through all existing and emerging channels of trade, including through e-commerce and hard discounters), we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures, which may adversely affect our business, financial condition or results of operations.
Failure to realize anticipated benefits from our productivity initiatives or operating model could have an adverse impact on our business, financial condition or results of operations.
Our future success and earnings growth depend, in part, on our ability to continue to reduce costs and improve efficiencies, including implementing shared business service organizational models. Our productivity initiatives help support our growth initiatives and contribute to our results of operations. We continue to implement productivity initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure and operate more efficiently in the highly competitive beverage, food and snack categories and markets. We are also continuing to implement our initiatives to improve efficiency, decision making, innovation and brand management across our global organization to enable us to compete more effectively. Further, in order to continue to capitalize on our cost reduction efforts and operating model, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. Some of these measures could yield unintended consequences, such as business disruptions, distraction of management and employees, reduced employee morale and productivity, and unexpected additional employee attrition, including the inability to attract or retain key personnel. It is critical that we have the appropriate personnel in place to continue to lead and execute our plans, including to effectively manage personnel adjustments and transitions resulting from these initiatives and increased competition for employees with the skills necessary to implement our plans. If we are unable to successfully implement our productivity initiatives as planned, fail to implement these initiatives as timely as we anticipate, do not achieve expected savings as a result of these initiatives or incur higher than expected or unanticipated costs in implementing these initiatives, fail to identify and implement additional productivity opportunities in the future, or fail to successfully manage business disruptions or unexpected employee consequences on our workforce, morale or productivity, we may not realize all or any of the anticipated benefits, which could adversely affect our business, financial condition or results of operations.
Our business, financial condition or results of operations could be adversely affected as a result of political conditions in the markets in which our products are made, manufactured, distributed or sold.
Political conditions in the markets in which our products are made, manufactured, distributed or sold may be difficult to predict and may adversely affect our business, financial condition and results of operations. The results of elections, referendums or other political conditions (including government shutdowns) in these markets could impact how existing laws, regulations and government programs or policies are implemented or create uncertainty as to how such laws, regulations and government programs or policies may change, including with respect to tariffs, sanctions, climate change regulation, taxes, benefit programs, the movement of goods, services and people between countries and other matters, and could result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products. For example, the United Kingdom’s pending withdrawal from the European Union (commonly referred to as Brexit) could lead to differing laws and regulations in the United Kingdom and European Union. Any changes in, or the imposition of new laws, regulations or governmental policy and their related interpretations due to elections, referendums or other political conditions could have an adverse impact on our business, financial conditions and results of operations.
Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, the Middle East, Brazil, China and India. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. The following factors could reduce demand for our products or otherwise impede the growth of our business in developing and emerging markets: unstable economic, political or social conditions; acts of war, terrorist acts, and civil unrest; increased competition; volatility in the economic growth of certain of these markets and the related impact on developed countries who export to these markets; volatile oil prices and the impact on the local economy in certain of these markets; our inability to acquire businesses, form strategic business alliances or to make necessary infrastructure investments; our inability to complete divestitures or refranchisings; imposition of new or increased labeling, product or production requirements, or other restrictions; our inability to hire or retain a highly skilled workforce; imposition of new or increased tariffs and other impositions on imported goods or sanctions against, or other regulations restricting contact with, certain countries in these markets, or imposition of new or increased sanctions against U.S. multinational corporations or tariffs on the products of such corporations operating in these markets; actions, such as removing our products from shelves, taken by retailers in response to U.S. trade sanctions, tariffs or other governmental action or policy; foreign ownership restrictions; nationalization of our assets or the assets of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; imposition of taxes on our products or the ingredients or substances used in our products; government-mandated closure, or threatened closure, of our operations or the operations of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners, customers or other third parties; restrictions on the import or export of our products or ingredients or substances used in our products; regulations relating to the repatriation of funds currently held in foreign jurisdictions to the United States; highly inflationary economies, devaluation or fluctuation, such as the devaluation of the Russian ruble, Turkish lira, Brazilian real, Argentine peso and the Mexican peso, or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or could significantly affect our ability to effectively manage our operations in certain of these markets and could result in the deconsolidation of such businesses, such as occurred with respect to our Venezuelan businesses which were deconsolidated at the end of the third quarter of 2015; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with these laws and regulations. If we are unable to expand our businesses in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets, our business, reputation, financial condition or results of operations could be adversely affected.
Uncertain or unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.
Many of the countries in which our products are made, manufactured, distributed and sold have experienced and may, from time to time, continue to experience uncertain or unfavorable economic conditions, such as recessions or economic slowdowns. Our business or financial results may be adversely impacted by uncertain or unfavorable economic conditions in the United States and globally, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets, including speculative influences; highly-inflationary economies, devaluation, fluctuation or demonetization; contraction in the availability of credit in the marketplace due to legislation or economic conditions; the effects of government initiatives, including demonetization, austerity or stimulus measures to manage economic conditions and any changes to or cessation of such initiatives; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are made, manufactured, distributed or sold or of countries that may then impact countries in which our products are made, manufactured, distributed or sold; reduced demand for our products resulting from volatility in general global economic conditions or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other lower-cost products, or to less profitable sales channels; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our customers, consumers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business, financial condition or results of operations.
In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions may be exposed to a ratings downgrade, bankruptcy, liquidity events, default or similar risks as a result of unfavorable economic conditions, changing regulatory requirements or other factors beyond our control. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution, or changes in the regulatory environment, may limit the ability or willingness of financial institutions to enter into financial transactions with us, including to provide banking or related cash management services, or to extend credit on terms commercially acceptable to us or at all; may leave us with reduced borrowing capacity or exposed to certain currencies or price risk associated with forecasted purchases of raw materials, including through our use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures; or may result in a decline in the market value of our investments in debt securities, which could have an adverse impact on our business, financial condition or results of operations. Similar risks exist with respect to our customers, suppliers, bottlers, contract manufacturers, distributors and joint venture partners and could result in their inability to obtain credit to purchase our products or to finance the manufacture and distribution of our products resulting in canceled orders and/or product delays, which could also have an adverse impact on our business, reputation, financial condition or results of operations.
Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cyberattacks or other cyber incidents or if our information systems, or those of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties, are otherwise disrupted.
We depend on information systems and technology, some of which are provided by third parties, including public websites and cloud-based services, for many activities important to our business, including: to interface with our customers and consumers; to engage in marketing activities; to enable and improve the effectiveness of our operations; to order and manage materials from suppliers; to manage inventory; to manage and operate our facilities; to conduct research and development; to maintain accurate financial records; to achieve operational efficiencies; to comply with regulatory, financial reporting, legal and tax requirements; to collect and store sensitive data and confidential information; to communicate electronically among our global operations and with our employees and the employees of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners and other third parties; and to communicate with our investors.
Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. As with other global companies, we are regularly subject to cyberattacks, including many of the types of attacks described above. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
If we do not allocate and effectively manage the resources necessary to build and maintain our information technology infrastructure, including monitoring networks and systems, upgrading our security policies and the skills and training of our employees, and requiring our third-party service providers, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties to do the same, if we or they fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, or if our or their information systems are damaged, compromised, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, technology development defects, user errors, lapses in our controls or the intentional or negligent actions of employees, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers and consumers; lost revenues resulting from the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities, or the loss of a competitive advantage due to the unauthorized use, acquisition or disclosure of, or access to, confidential information; the incurrence of costs to restore data and to safeguard against future extortion attempts; the loss of, or damage to, intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data or other assets; alteration, corruption or loss of accounting, financial or other data on which we rely for financial reporting and other purposes, which could cause errors or delays in our financial reporting; damage to our reputation or brands; damage to employee, customer and consumer relations; litigation; regulatory enforcement actions or fines; unauthorized disclosure of confidential personal information of our employees, customers or consumers; the loss of information and/or supply chain disruption resulting from the failure of security patches to be developed and installed on a timely basis; violation of data privacy, security or other laws and regulations; and remediation costs.
Further, our information systems and those of our third-party providers, and the information stored therein could be compromised, including through cyberattacks or other external or internal methods, resulting in unauthorized parties accessing or extracting sensitive data or confidential information. Failure to comply with data privacy laws could result in litigation, claims, legal or regulatory proceedings, inquiries or investigations.
We continue to devote significant resources to network security, backup and disaster recovery, enhancing our internal controls, and other security measures, including training, to protect our systems and data, but these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. In addition, due to the constantly evolving nature of these security threats, the form and impact of any future incident cannot be predicted.
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
We and our business partners use various raw materials, energy, water and other supplies in our business. The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oats, oranges and other fruits, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including PET and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products.
Some of these raw materials and supplies are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions, and some are available from a limited number of suppliers or a sole supplier or are in short supply when seasonal demand is at its peak. We cannot assure that we will be able to maintain favorable arrangements and relationships with these suppliers or that our contingency plans, including development of ingredients, materials or supplies to replace ingredients, materials or supplies sourced from such suppliers, will be effective in preventing disruptions that may arise from shortages or discontinuation of any ingredient that is sourced from such suppliers. In addition, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on consumer goods companies, governmental intervention and consumer response, and could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. The raw materials and energy, including fuel, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake or flooding), disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), limited or sole sources of supply, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. For example, in 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations. Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.

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
Our ability, and that of our suppliers and other third parties, including our bottlers, contract manufacturers, distributors, joint venture partners and customers, to make, manufacture, transport, distribute and sell products in our portfolio is critical to our success. Damage or disruption to our or their operations due to any of the following factors could impair the ability to make, manufacture, transport, distribute or sell products in our portfolio: adverse weather conditions (including any potential effects of climate change) or natural disasters, such as a hurricane, tornado, earthquake or flooding; government action; economic or political uncertainties or instability in countries in which such products are made, manufactured, distributed or sold, which may also affect our ability to protect the security of our assets and employees; fire; terrorism; outbreak or escalation of armed hostilities; food safety warnings or recalls, whether related to products in our portfolio or otherwise; health epidemics or pandemics; supply and commodity shortages; unplanned delays or unexpected problems associated with repairs or enhancements of facilities in which such products are made, manufactured, distributed or sold; loss or impairment of key manufacturing sites; cyber incidents, including the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities or those of our suppliers and other third parties who make, manufacture, transport, distribute and sell products in our portfolio; industrial accidents or other occupational health and safety issues; telecommunications failures; power or water shortages; strikes, labor disputes or lack of availability of qualified personnel, such as truck drivers; or other reasons beyond our control or the control of our suppliers and other third parties. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition or results of operations, as well as require additional resources to restore operations.
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
We are a leading global beverage, food and snack company with brands that are respected household names throughout the world. Maintaining a good reputation globally is critical to selling our branded products. Our reputation or brand image could be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities, including with respect to human rights, child labor laws and workplace conditions and safety, or failure to require our suppliers or other third parties to do so; the failure to achieve our goals of reducing added sugars, sodium and saturated fat in certain of our products and of growing our portfolio of product choices; the failure to achieve our other sustainability goals, including with respect to plastic packaging, or to be perceived as appropriately addressing matters of social responsibility; the failure to protect our intellectual property, including in the event our brands are used without our authorization; health concerns (whether or not valid) about our products or particular ingredients or substances in, or attributes of, our products, including concerns regarding whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes, labeling requirements or other limitations on, or pertaining to, the sale, display or advertising of our products; any failure to comply, or perception of a failure to comply, with our policies and goals, including those regarding advertising to children and reducing calorie consumption from sugar-sweetened beverages; our research and development efforts; the recall (voluntary or otherwise) of any products in our portfolio; our environmental impact, including use of agricultural materials, plastics or other packaging, water, energy use and waste management; any failure to achieve our goals with respect to reducing our impact on the environment, including the recyclability or recoverability of our packaging, or perception of a failure to act responsibly with respect to water use and the environment; any failure to achieve our goals with respect to human rights throughout our value chain; the practices of our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; consumer perception of our industry; consumer perception of our advertising campaigns, sponsorship arrangements or marketing programs; consumer perception of our use of social media; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties (including others in our industry); or our responses or the responses of others in our industry to any of the foregoing.
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

Further, the popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. As a result, negative or inaccurate posts or comments about us, our products, policies, practices, advertising campaigns and marketing programs or sponsorship arrangements; our use of social media or of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; consumer perception of any of the foregoing, or failure by us to respond effectively to any of the foregoing, may also generate adverse publicity (whether or not valid) that could damage our reputation.
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
With respect to acquisitions, including our recently completed acquisition of SodaStream, the following factors also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the acquired company’s manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company; our ability to successfully operate in new categories or territories; motivating, recruiting and retaining executives and key employees (both of the acquired company and our company); conforming standards, controls (including internal control over financial reporting and disclosure controls and procedures, environmental compliance, health and safety compliance and compliance with other laws and regulations), procedures and policies, business cultures and compensation structures between us and the acquired company; consolidating and streamlining corporate and administrative infrastructures and avoiding increased operating expenses; consolidating sales and marketing operations; retaining existing customers and attracting new customers; retaining existing distributors; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition; and other unanticipated problems or liabilities, such as contingent liabilities and litigation.
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
If an acquisition or joint venture is not successfully completed, integrated into our existing operations or managed effectively, or if a divestiture or refranchising is not successfully completed or managed effectively or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.
A change in our estimates and underlying assumptions regarding the future performance of our businesses could result in an impairment charge, which could materially affect our results of operations.
We conduct impairment tests on our goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets annually, during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Any changes in our estimates or underlying assumptions regarding the future performance of our reporting units or in determining the fair value of any such reporting unit, including goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets, could adversely affect our results of operations. Factors that could result in an impairment include, but are not limited to: significant negative economic or industry trends or competitive operating conditions; significant macroeconomic conditions that may result in a future increase in the weighted-average cost of capital used to estimate fair value; and significant changes in the nature and timing of decisions regarding assets or markets that do not perform consistent with our expectations, including factors we use to estimate future levels of sales, operating profit or cash flows. Future impairment charges could have a significant adverse effect on our results of operations in the periods recognized.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are made, manufactured, distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in December 2017, the Tax Cuts and Jobs Act (TCJ Act) was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact our recorded amounts in future periods. For further information regarding the impact and potential impact of the TCJ Act, see “Our Liquidity and Capital Resources” and “Our Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to our consolidated financial statements.
Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (OECD) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (BEPS) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow.
We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
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
The loss of, or a significant reduction in sales to, any key customer could adversely affect our business, financial condition or results of operations.
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
Our industry has been affected by changes to the retail landscape, including the rapid growth in sales through e-commerce websites, mobile commerce applications and subscription services as well as the integration of physical and digital operations among retailers. We continue to make significant investments in attracting talent to and building our global e-commerce capabilities. Although we are engaged in e-commerce with respect to many of our products, if we are unable to maintain and develop successful relationships with existing and new e-commerce retailers or otherwise adapt to the growing e-commerce landscape, while simultaneously maintaining relationships with our key customers operating in traditional retail channels, we may be disadvantaged in certain channels and with certain customers and consumers, which could adversely affect our business, financial condition or results of operations. In addition, the growth in e-commerce and hard discounters may result in consumer price deflation, which may affect our relationships with key retail customers. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. If these e-commerce and hard discounter retailers were to take significant market share away from traditional retailers and/or we fail to adapt to the rapidly changing retail and e-commerce landscapes, our ability to maintain and grow our profitability, share of sales or volume and our business, financial condition or results of operations could be adversely affected.
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
We have entered into agreements with third-party service providers to utilize information technology support services and administrative functions in certain areas of our business, including payroll processing, health and benefit plan administration and certain finance and accounting functions. We may enter into new or additional agreements for shared services in other functions in the future to achieve cost savings and efficiencies as we continue to migrate to shared business service organizational models across our business operations. In addition, we utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may not be able to achieve the expected cost savings, we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.
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
There is concern that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, oranges and other fruits and potatoes. Natural disasters and extreme weather conditions, such as a hurricane, tornado, earthquake or flooding, may disrupt the productivity of our facilities or the operation of our supply chain and unfavorably impact the demand for, or our consumers’ ability to purchase, our products. The predicted effects of climate change may also exacerbate challenges regarding the availability and quality of water. As demand for water access continues to increase around the world, we may be subject to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
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
There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact, water use and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.
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
We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets that are important to our business and relate to a variety of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property. If we fail to obtain or adequately protect our trademarks, copyrights, patents, business processes and trade secrets, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands, or our competitive position, could be reduced and there could be an adverse impact on our business, financial condition or results of operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, reputation, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products.
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
Many factors may adversely affect the price of our common stock and publicly traded debt. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our business, strategies and performance or those of our competitors; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business, strategies and performance or those of our competitors; developments relating to pending litigation, claims, inquiries or investigations; changes in laws and regulations applicable to our products or business operations; trading activity in our securities or trading activity in derivative instruments with respect to our securities; changes in our credit ratings; the impact of our share repurchase programs or dividend policy; and the outcome of referenda and elections. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure and our strategy, including as a result of business, legal, regulatory and tax considerations, may not have the impact we intend and may adversely affect the price of our securities. The above factors, as well as the other risks included in this “Item 1A. Risk Factors,” could adversely affect the price of our securities.

Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year and that remain unresolved.

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
Each division utilizes plants, warehouses, distribution centers, storage facilities, offices and other facilities, either owned or leased, in connection with making, marketing, distributing and selling our products. The approximate number of such facilities utilized by each division is as follows:

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Shared(a)
Plants (b)	35	5	65	45	85	45	5
Other Facilities (c)	1,660	4	440	575	350	335	45

(a)	Shared properties are in addition to the other properties reported by our six divisions identified in this table.

(b)	Includes manufacturing and processing plants as well as bottling and production plants.

(c)	Includes warehouses, distribution centers, storage facilities, offices, including division headquarters, research and development facilities and other facilities.
Significant properties by division included in the table above are as follows:

•	FLNA’s research and development facility in Plano, Texas, which is owned.

•	QFNA’s food plant in Cedar Rapids, Iowa, which is owned.

•	NAB’s research and development facility in Valhalla, New York, and a Tropicana plant in Bradenton, Florida, both of which are owned.

•	Latin America’s three snack plants in Mexico (one in Vallejo, one in Celaya and one in Obregón) and one in Brazil (Sorocaba), all of which are owned.

•
ESSA’s snack plant in Leicester, United Kingdom, which is leased; its snack plant in Kashira, Russia, its fruit juice plant in Zeebrugge, Belgium, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned.

•
AMENA’s two beverage plants in Egypt (one in Tanta City and one in Sixth of October City) and its snack plant in Wuhan, China, all of which are owned; and its snack plant in Riyadh, Saudi Arabia, which is leased.

•
Two concentrate plants in Cork, Ireland, which are shared by our NAB, ESSA and AMENA segments, both of which are owned; and one in Singapore, which is shared by our NAB and AMENA segments, which is leased.

•	Shared service centers in Winston-Salem, North Carolina, and Plano, Texas, which are primarily shared by our FLNA, QFNA and NAB segments, both of which are leased.
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

Item 3. Legal Proceedings.
As previously disclosed, in April 2017, Corporación Autónoma Regional de Cundinamarca, a Colombian environmental authority (the environmental authority), initiated an administrative proceeding regarding our subsidiary, PepsiCo Alimentos Z.F., Ltda. (PAZ), for allegedly delivering wastewater to a third party without first verifying that the third party had appropriate permits with respect to the discharge of such wastewater. In July 2018, the environmental authority initiated an administrative proceeding to impose a monetary sanction against PAZ with respect to the alleged permitting violation by the third party, and on August 13, 2018, PAZ submitted evidence of its defense to these allegations. If the environmental authority determines PAZ is responsible for the alleged permitting violations by the third party, the environmental authority may seek to impose monetary sanctions of up to $1.3 million, which PAZ would be entitled to appeal.
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
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Marie T. Gallagher	59	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	57	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Dr. Mehmood Khan	60	Vice Chairman, PepsiCo; Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development
Ramon Laguarta	55	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Laxman Narasimhan	51	Chief Executive Officer, Latin America, Europe and Sub-Saharan Africa
Silviu Popovici	51	President, Europe Sub-Saharan Africa
Vivek Sankaran	56	Chief Executive Officer, Frito-Lay North America
Ronald Schellekens	54	Executive Vice President and Chief Human Resources Officer, PepsiCo
Mike Spanos	54	Chief Executive Officer, Asia, Middle East and North Africa
Kirk Tanner	50	Chief Executive Officer, North America Beverages
David Yawman	50	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher, 59, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand.

Hugh F. Johnston, 57, was appointed Vice Chairman, PepsiCo in July 2015 and Executive Vice President and Chief Financial Officer, PepsiCo in March 2010. Mr. Johnston assumed responsibility for the Company’s global e-commerce business and the Company’s global business and information solutions function in July 2015. He previously held responsibility for the Quaker Foods North America division from 2014 to 2016, the position of Executive Vice President, Global Operations from 2009 to 2010 and the position of President of Pepsi-Cola North America from 2007 to 2009. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from 2006 until 2007. From 2005 until 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Dr. Mehmood Khan, 60, was appointed Vice Chairman, PepsiCo in February 2015 and Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group from 2010 to May 2012 and the position of PepsiCo’s Chief Scientific Officer from 2008 to May 2012. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic from 2001 until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Ramon Laguarta, 55, has served as Chief Executive Officer of PepsiCo and as a director of the Board since October 2018, and assumed the role of Chairman of the Board in February 2019. Mr. Laguarta previously served as President from 2017 to 2018. Prior to serving as PepsiCo’s President, Mr. Laguarta also held a variety of positions of increasing responsibility in Europe, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, PepsiCo Eastern Europe Region from 2008 to 2012, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to 2015, Chief Executive Officer, PepsiCo Europe in 2015, and Chief Executive Officer, Europe Sub-Saharan Africa from 2015 to 2017. From 2002 to 2006, he was General Manager for Iberia Snacks and Juices, and from 1999 to 2001 a General Manager for Greece Snacks. Prior to joining PepsiCo in 1996 as a marketing vice president for Spain Snacks, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Europe and the United States.
Laxman Narasimhan, 51, was appointed Chief Executive Officer, Latin America, Europe and Sub-Saharan Africa in September 2017. He previously held the positions of Chief Executive Officer, Latin America from 2015 to September 2017, Chief Executive Officer, PepsiCo Latin America Foods from 2014 to July 2015 and Senior Vice President and Chief Financial Officer of PepsiCo Americas Foods, a business unit that had previously included the Company’s Frito-Lay North America, Quaker Foods North America and Latin America Foods divisions, from 2012 to 2014. Prior to joining PepsiCo in 2012, Mr. Narasimhan spent 19 years at McKinsey & Company, where he served in various positions, including as a director and location manager of the New Delhi office and co-leader of the global consumer and shopper insights practice.
Silviu Popovici, 51, was appointed President, Europe Sub-Saharan Africa, effective September 2017. Mr. Popovici previously served as President, Russia, Ukraine and CIS (The Commonwealth of Independent States) from August 2015 to September 2017, and as President, PepsiCo Russia from January 2013 to July 2015. Mr. Popovici joined PepsiCo in 2011 following PepsiCo’s acquisition of Wimm-Bill-Dann Foods OJSC (WBD) and served as General Manager, WBD Foods Division from February 2011 until December 2012. Prior to the acquisition, Mr. Popovici held senior leadership roles at WBD, running its dairy business from 2008 to 2011 and its beverages business from 2006 to 2008.

Vivek Sankaran, 56, was appointed Chief Executive Officer, Frito-Lay North America, effective January 2019. Prior to that, Mr. Sankaran served as President and Chief Operating Officer, Frito-Lay North America from April 2016 to December 2018; Chief Operating Officer, Frito-Lay North America from February 2016 to April 2016; Chief Commercial Officer, North America from 2014 to February 2016; Chief Customer Officer for Frito-Lay North America from 2012 to 2014; Senior Vice President and General Manager, Frito-Lay North America’s South business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development from 2009 to 2010. Prior to joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey & Company, where he advised Fortune 100 companies with a focus on retail and high tech and co-led the North America purchasing and supply management practice.
Ronald Schellekens, 54, was appointed Executive Vice President and Chief Human Resources Officer, PepsiCo, effective December 2018. Prior to that, Mr. Schellekens served as Group HR Director of Vodafone Group Services Limited from 2009 to December 2018, where he was responsible for the Vodafone Human Resource Management function, as well as health and safety, and property and real estate functions. Prior to joining Vodafone, Mr. Schellekens was executive vice president, human resources for the global downstream division of Royal Dutch Shell Plc. Prior to that, he worked for PepsiCo for nine years from 1994 to 2003 in various international, senior human resources roles, including assignments in Switzerland, Spain, South Africa, the United Kingdom and Poland, where he was most recently responsible for the Europe, Middle East & Africa region for PepsiCo Foods International. Prior to that, he served for nine years at AT&T Inc. in Human Resources.
Mike Spanos, 54, was appointed Chief Executive Officer, Asia, Middle East and North Africa, effective January 2018. Mr. Spanos previously served as interim head of PepsiCo’s Asia, Middle East and North Africa division from October 2017 to January 2018 and as President and Chief Executive Officer, PepsiCo Greater China Region, from September 2014 to January 2018. Prior to that, Mr. Spanos served as Senior Vice President and Chief Customer Officer, PepsiCo North America Beverages from October 2011 to September 2014, as Senior Vice President and General Manager, PepsiCo Beverages Company’s West business unit from March 2011 to October 2011 and as Senior Vice President, Retail Sales and Execution, PepsiCo Beverages Company from March 2010 to March 2011. Mr. Spanos joined PepsiCo in 1993 as a territory sales manager and unit manager in the Philadelphia market unit and served in various other leadership roles through March 2010. Prior to joining PepsiCo, Mr. Spanos served in the United States Marines Corps from 1987 to 1993, and with Tallahassee Medical Company as a sales representative in 1993.
Kirk Tanner, 50, was appointed Chief Executive Officer, North America Beverages, effective January 2019. Prior to that, Mr. Tanner served as President and Chief Operating Officer, North America Beverages from April 2016 to December 2018; Chief Operating Officer, North America Beverages and President, Global Foodservice from December 2015 to April 2016 and President, Global Foodservice from 2014 to December 2015. Mr. Tanner joined PepsiCo in 1992, where he has worked in numerous domestic and international locations and in a variety of roles, including senior vice president of Frito-Lay North America’s West region from 2009 to 2013; vice president, sales of PepsiCo UK and Ireland from 2008 to 2009; region vice president, Frito-Lay North America’s Mountain region from 2005 to 2008; region vice president, Frito-Lay North America’s Mid-America region from 2002 to 2005; and region vice president, Frito-Lay North America’s California region from 2000 to 2002.
David Yawman, 50, was appointed Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo effective October 2017. Prior to that, Mr. Yawman served as Senior Vice President and Deputy General Counsel for PepsiCo and General Counsel for North America and Corporate from July 2017 to October 2017. He previously served as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, North America Beverages and Quaker Foods North America from July 2015 to July 2017, as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, PepsiCo America

Beverages from April 2014 to July 2015, as Senior Vice President, PepsiCo Chief Compliance and Ethics Officer from March 2012 to April 2014 and as Senior Vice President, General Counsel, Pepsi Beverages Company from February 2010 to March 2012. Prior to that, he served five years in the law department of The Pepsi Bottling Group, Inc. (PBG) and, prior to that, was a member of PepsiCo’s corporate law department from the time he joined PepsiCo in 1998 until 2003.
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Trading Symbol – PEP
Stock Exchange Listings – The Nasdaq Global Select Market is the principal market for our common stock, which is also listed on the SIX Swiss Exchange.
Shareholders – As of February 8, 2019, there were approximately 114,513 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 13, 2019, the Board of Directors declared a quarterly dividend of $0.9275 payable March 29, 2019, to shareholders of record on March 1, 2019. For the remainder of 2019, the dividend record dates for these payments are expected to be June 7, September 6 and December 6, 2019, subject to approval of the Board of Directors.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2018 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
9/8/2018				$14,631

9/9/2018 - 10/6/2018	1.3	$112.64	1.3	(147)
				14,484
10/7/2018 - 11/3/2018	1.3	$110.39	1.3	(145)
				14,339
11/4/2018 - 12/1/2018	1.4	$116.68	1.4	(163)
				14,176
12/2/2018 - 12/29/2018	0.8	$116.99	0.8	(92)
Total	4.8	$113.91	4.8	$14,084

(a)	All shares were repurchased in open market transactions pursuant to publicly announced repurchase programs.

(b)
Represents shares authorized for repurchase under the $15 billion repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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

	2018	2017	2016	2015	2014
Net revenue (a)	$64,661	$63,525	$62,799	$63,056	$66,683
Operating profit (b)	$10,110	$10,276	$9,804	$8,274	$9,755
(Benefit from)/provision for income taxes (c)	$(3,370)	$4,694	$2,174	$1,941	$2,199
Net income attributable to PepsiCo (c)	$12,515	$4,857	$6,329	$5,452	$6,513
Net income attributable to PepsiCo per common share – basic (c)	$8.84	$3.40	$4.39	$3.71	$4.31
Net income attributable to PepsiCo per common share – diluted (c)	$8.78	$3.38	$4.36	$3.67	$4.27
Cash dividends declared per common share	$3.5875	$3.1675	$2.96	$2.7625	$2.5325
Total assets	$77,648	$79,804	$73,490	$68,976	$69,634
Long-term debt	$28,295	$33,796	$30,053	$29,213	$23,821

(a)
Our fiscal 2016 results included an extra week of results (53rd reporting week). The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment.

(b)
Our fiscal results prior to 2018 reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(c)
Our fiscal 2018 results include other net tax benefits related to the reorganization of our international operations. Our fiscal 2018 and 2017 results include the impact of the TCJ Act. See Note 5 to our consolidated financial statements.

The following information highlights certain items that impacted our results of operations and financial condition for the five years presented above:

	2018
	Operating profit	Other pension and retiree medical benefits income	Interest expense	Benefit from income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$(163)	$—	$—	$38	$—	$(125)	$(0.09)
Restructuring and impairment charges (f)	$(272)	$(36)	$—	$56	$1	$(251)	$(0.18)
Merger and integration charges (g)	$(75)	$—	$—	$—	$—	$(75)	$(0.05)
Net tax benefit related to the TCJ Act (h)	$—	$—	$—	$28	$—	$28	$0.02
Other net tax benefits (i)	$—	$—	$—	$5,064	$—	$5,064	$3.55
Charges related to cash tender and exchange offers (j)	$—	$—	$(253)	$62	$—	$(191)	$(0.13)
Tax reform bonus (k)	$(87)	$—	$—	$21	$—	$(66)	$(0.05)
Gains on beverage refranchising (l)	$202	$—	$—	$(30)	$—	$172	$0.12
Gains on sale of assets (m)	$76	$—	$—	$(19)	$—	$57	$0.04

	2017
	Operating profit(b)	Other pension and retiree medical benefits income(b)	Provision for income taxes(d)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$15	$—	$(7)	$8	$0.01
Restructuring and impairment charges (f)	$(229)	$(66)	$71	$(224)	$(0.16)
Provisional net tax expense related to the TCJ Act (h)	$—	$—	$(2,451)	$(2,451)	$(1.70)
Gain on sale of Britvic plc (Britvic) securities (n)	$95	$—	$(10)	$85	$0.06
Gain on beverage refranchising (l)	$140	$—	$(33)	$107	$0.07
Gain on sale of assets (m)	$87	$—	$(25)	$62	$0.04

	2016
	Operating profit(b)	Other pension and retiree medical benefits expense(b)	Interest expense	Provision for income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$167	$—	$—	$(56)	$—	$111	$0.08
Restructuring and impairment charges (f)	$(155)	$(5)	$—	$26	$3	$(131)	$(0.09)
Charge related to the transaction with Tingyi (o)	$(373)	$—	$—	$—	$—	$(373)	$(0.26)
Charge related to debt redemption (j)	$—	$—	$(233)	$77	$—	$(156)	$(0.11)
Pension-related settlement charge (p)	$—	$(242)	$—	$80	$—	$(162)	$(0.11)
53rd reporting week (q)	$126	$—	$(19)	$(44)	$(1)	$62	$0.04

	2015
	Operating profit(b)	Other pension and retiree medical benefits income(b)	Provision for income taxes(d)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$11	$—	$(3)	$8	$—
Restructuring and impairment charges (f)	$(207)	$(23)	$46	$(184)	$(0.12)
Charge related to the transaction with Tingyi (o)	$(73)	$—	$—	$(73)	$(0.05)
Pension-related settlement benefits (p)	$67	$—	$(25)	$42	$0.03
Venezuela impairment charges (r)	$(1,359)	$—	$—	$(1,359)	$(0.91)
Tax benefit (i)	$—	$—	$230	$230	$0.15
Müller Quaker Dairy (MQD) impairment (s)	$(76)	$—	$28	$(48)	$(0.03)
Gain on beverage refranchising (l)	$39	$—	$(11)	$28	$0.02
Other productivity initiatives (t)	$(90)	$—	$24	$(66)	$(0.04)
Joint venture impairment charge (u)	$(29)	$—	$—	$(29)	$(0.02)

	2014
	Operating profit(b)	Other pension and retiree medical benefits expense(b)	Provision for income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$(68)	$—	$24	$—	$(44)	$(0.03)
Restructuring and impairment charges (f)	$(384)	$(34)	$99	$3	$(316)	$(0.21)
Pension-related settlement charge (p)	$—	$(141)	$53	$—	$(88)	$(0.06)
Venezuela remeasurement charge (v)	$(105)	$—	$—	$—	$(105)	$(0.07)
Gain on sale of assets (m)	$31	$—	$3	$—	$34	$0.02
Other productivity initiatives (t)	$(67)	$—	$13	$—	$(54)	$(0.04)

(d)
Benefit from/provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction and tax year.

(e)	Mark-to-market net gains and losses on commodity derivatives in corporate unallocated expenses.

(f)
Expenses related to the 2019 Multi-Year Productivity Plan (2019 Productivity Plan), 2014 Multi-Year Productivity Plan (2014 Productivity Plan) and 2012 Multi-Year Productivity Plan (2012 Productivity Plan). See Note 3 to our consolidated financial statements for further discussion of our 2019 and 2014 Productivity Plans.

(g)
In 2018, merger and integration charges related to our acquisition of SodaStream. $57 million of this charge was recorded in the ESSA segment, with the balance recorded in corporate unallocated expenses. See Note 14 to our consolidated financial statements.

(h)	In 2018, a net tax benefit and, in 2017, a provisional net tax expense, each associated with the enactment of the TCJ Act. See Note 5 to our consolidated financial statements.

(i)
In 2018, other net tax benefits of $4.3 billion resulting from the reorganization of our international operations, including the intercompany transfer of certain intangible assets. Also in 2018, non-cash tax benefits of $717 million associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our consolidated financial statements. In 2015, non-cash tax benefit associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011.

(j)
In 2018, interest expense in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes. In 2016, interest expense primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. See Note 8 to our consolidated financial statements.

(k)	In 2018, bonus extended to certain U.S. employees in connection with the TCJ Act in the following segments: $44 million in FLNA, $2 million in QFNA and $41 million in NAB.

(l)
In 2018, gains of $58 million and $144 million associated with refranchising our entire beverage bottling operations and snack distribution operations in Czech Republic, Hungary and Slovakia (CHS) in the ESSA segment and refranchising a portion of our beverage business in Thailand in the AMENA segment, respectively. In 2017, gain in the AMENA segment associated with refranchising a portion of our beverage business in Jordan. See Note 14 to our consolidated financial statements. In 2015, gain in the AMENA segment associated with refranchising a portion of our beverage businesses in India.

(m)
In 2018, gains associated with the sale of assets in the following segments: $64 million in NAB and $12 million in AMENA. In 2017, gains associated with the sale of assets in the following segments: $17 million in FLNA, $21 million in NAB, $21 million in AMENA and $28 million in corporate unallocated expenses. In 2014, gain in the ESSA segment associated with the sale of agricultural assets in Russia.

(n)	In 2017, gain in the ESSA segment associated with the sale of our minority stake in Britvic.

(o)
In 2016, impairment charge in the AMENA segment to reduce the value of our 5% indirect equity interest in KSF Beverage Holding Co., Ltd. (KSFB), formerly known as Tingyi-Asahi Beverages Holding Co. Ltd., to its estimated fair value. See Note 9 to our consolidated financial statements. In 2015, write-off in the AMENA segment of the value of a call option to increase our holding in KSFB to 20%.

(p)
In 2016, pension settlement charge related to the purchase of a group annuity contract. In 2015, benefits in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions. In 2014, lump sum settlement charge related to payments for pension liabilities to certain former employees who had vested benefits.

(q)	Our fiscal 2016 results included the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(r)
In 2015, charges in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses.

(s)	In 2015, impairment charges in the QFNA segment associated with our MQD joint venture investment, including a charge related to ceasing its operations.

(t)	In 2015 and 2014, expenses related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.

(u)	In 2015, impairment charge in the AMENA segment associated with a joint venture in the Middle East.

(v)
In 2014, net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was in corporate unallocated expenses, with the balance (equity income of $21 million) in our Latin America segment.

Selected Quarterly Financial Data
Selected financial data for 2018 and 2017 is summarized as follows and highlights certain items that impacted our quarterly results (in millions except per share amounts, unaudited):

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,562	$16,090	$16,485	$19,524	$12,049	$15,710	$16,240	$19,526
Gross profit (a)	$6,907	$8,827	$8,958	$10,588	$6,759	$8,651	$8,872	$10,447
Operating profit (a)	$1,807	$3,028	$2,844	$2,431	$1,863	$2,919	$2,924	$2,570
Mark-to-market net impact (b)	$(31)	$3	$(29)	$(106)	$(14)	$(26)	$27	$28
Restructuring and impairment charges (c)	$(12)	$(32)	$(35)	$(229)	$(27)	$(34)	$(8)	$(226)
Merger and integration charges (d)	—	—	—	$(75)	—	—	—	—
Net tax (expense)/benefit related to the TCJ Act (e)	$(1)	$(777)	$(76)	$882	—	—	—	$(2,451)
Other net tax benefits (f)	—	$314	$364	$4,386	—	—	—	—
Charges related to cash tender and exchange offers (g)	—	—	—	$(253)	—	—	—	—
Tax reform bonus (h)	$(87)	—	—	—	—	—	—	—
Gains on beverage refranchising (i)	—	$144	—	$58	—	—	—	$140
Gains on sale of assets (j)	$18	$9	$37	$12	—	—	$21	$66
Gain on sale of Britvic securities (k)	—	—	—	—	—	$95	—	—
Provision for/(benefit from) income taxes (l)	$304	$1,070	$188	$(4,932)	$392	$656	$620	$3,026
Net income/(loss) attributable to PepsiCo (l)	$1,343	$1,820	$2,498	$6,854	$1,318	$2,105	$2,144	$(710)
Net income/(loss) attributable to PepsiCo per common share (l)
Basic	$0.94	$1.28	$1.77	$4.86	$0.92	$1.47	$1.50	$(0.50)
Diluted	$0.94	$1.28	$1.75	$4.83	$0.91	$1.46	$1.49	$(0.50)
Cash dividends declared per common share	$0.805	$0.9275	$0.9275	$0.9275	$0.7525	$0.805	$0.805	$0.805

(a)
In 2017, reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	Mark-to-market net gains and losses on commodity derivatives in corporate unallocated expenses.

(c)	Expenses related to the 2019 and 2014 Productivity Plans. See Note 3 to our consolidated financial statements.

(d)
In 2018, merger and integration charges related to our acquisition of SodaStream. $57 million of this charge was recorded in the ESSA segment, with the balance recorded in corporate unallocated expenses. See Note 14 to our consolidated financial statements.

(e)	In 2018, a net tax benefit and, in 2017, a provisional net tax expense, each associated with the enactment of the TCJ Act. See Note 5 to our consolidated financial statements.

(f)
In 2018, other net tax benefits of $4.3 billion resulting from the reorganization of our international operations. Also in 2018, non-cash tax benefits of $717 million associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our consolidated financial statements.

(g)	In 2018, interest expense in connection with our cash tender and exchange offers. See Note 8 to our consolidated financial statements.

(h)	In 2018, bonus extended to certain U.S. employees in connection with the TCJ Act in the following segments: $44 million in FLNA, $2 million in QFNA and $41 million in NAB.

(i)
In 2018, gains of $58 million and $144 million associated with refranchising our entire beverage bottling operations and snack distribution operations in CHS in the ESSA segment and refranchising a portion of our beverage business in Thailand in the AMENA segment, respectively. In 2017, gain in the AMENA segment associated with refranchising a portion of our beverage business in Jordan. See Note 14 to our consolidated financial statements.

(j)
In 2018, gains associated with the sale of assets in the following segments: $64 million in NAB and $12 million in AMENA. In 2017, gains associated with the sale of assets in the following segments: $17 million in FLNA, $21 million in NAB, $21 million in AMENA and $28 million in corporate unallocated expenses.

(k)	In 2017, gain in the ESSA segment associated with the sale of our minority stake in Britvic. See Note 9 to our consolidated financial statements.

(l)
Our fiscal 2018 results include other net tax benefits related to the reorganization of our international operations. Our fiscal 2018 and 2017 results include the impact of the TCJ Act. See Note 5 to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common stock per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS
Executive Overview
We are a leading global food and beverage company with a complementary portfolio of brands, including Frito-Lay, Gatorade, Pepsi-Cola, Quaker and Tropicana. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories.
At PepsiCo, we are focused on an approach called Winning with Purpose that will help make our company faster, stronger and better at meeting the needs of our customers, consumers, partners and communities, while caring for our planet and inspiring our associates.
Our strategies are designed to address key challenges facing our Company, including: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.
We intend to focus on the following areas to address and adapt to these challenges:

•	Winning in the marketplace and accelerating growth by strengthening and broadening our portfolio, while focusing on locally meeting the needs of our consumers and customers;

•
Continuing to implement our productivity initiatives to improve our operational efficiency and enhance our competitive advantage while continuing to transform our core capabilities with technology and building and retaining a talented workforce to drive cost savings; and

•
Continuing to lead with purpose by focusing on our impact on the planet and our people, assisting in establishing a more sustainable food system, minimizing our impact on the environment, protecting human rights and securing supply while positioning our Company for sustainable growth.

We believe these priorities will position our Company for long-term sustainable growth.
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
Our Business Risks
We are subject to risks in the normal course of business. During 2018 and 2017, certain jurisdictions in which our products are made, manufactured, distributed or sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues, and currency fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
In addition, certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). In addition, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging and encourage waste reduction and increased recycling rates.
We sell a wide variety of beverages, foods and snacks in more than 200 countries and territories and the profile of the products we sell, the amount of revenue attributable to such products and the type of packaging used varies by jurisdiction. Because of this, we cannot predict the scope or form potential taxes, regulations or other limitations on our products or their packaging may take, and therefore cannot predict the impact of such taxes, regulations or limitations on our financial results. In addition, taxes, regulations and limitations may impact us and our competitors differently. We continue to monitor existing and proposed taxes and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes, regulations or limitations, including advocating alternative measures with respect to the imposition, form and scope of any such taxes, regulations or limitations.
In addition, our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape and to identify actions we may take to build our global e-commerce capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion in the fourth quarter of 2017. In 2018, we recognized a net tax benefit of $28 million in connection with the TCJ Act. See further information in “Items Affecting Comparability.” While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods. For additional information, see “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements.
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
Risk Management Framework
The achievement of our strategic and operating objectives involves taking risks and that those risks may evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations, we leverage an integrated risk management framework. This framework includes the following:

•
PepsiCo’s Board of Directors has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. The Board receives updates on key risks throughout the year, including risks related to cybersecurity. In addition, the Board has tasked designated Committees of the Board with oversight of certain categories of risk management, and the Committees report to the Board regularly on these matters.

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

•	PepsiCo’s Corporate Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and

•	PepsiCo’s Compliance & Ethics and Law Departments lead and coordinate our compliance policies and practices.

Market Risks
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements. See “Item 1A. Risk Factors” for further discussion of our market risks, and see “Our Liquidity and Capital Resources” for further information on our non-cancelable purchasing commitments.
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
Commodity Prices
Our commodity derivatives had a total notional value of $1.1 billion as of December 29, 2018 and $0.9 billion as of December 30, 2017. At the end of 2018, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2018 by $100 million.
Foreign Exchange
Our operations outside of the United States generated 43% of our consolidated net revenue in 2018, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our consolidated net revenue in 2018. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. During 2018, unfavorable foreign exchange reduced net revenue growth by one percentage point due to declines in the Russian ruble, Turkish lira and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, India, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia, and the potential impact for the ESSA segment and our other businesses.
Our foreign currency derivatives had a total notional value of $2.0 billion as of December 29, 2018 and $1.6 billion as of December 30, 2017. The total notional amount of our debt instruments designated as net investment hedges was $0.9 billion as of December 29, 2018 and $1.5 billion as of December 30, 2017. At the end of 2018, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains in 2018 by $149 million.
Interest Rates
Our interest rate derivatives had a total notional value of $10.5 billion as of December 29, 2018 and $14.2 billion as of December 30, 2017. Assuming year-end 2018 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have increased our net interest expense in 2018 by $7 million due to lower cash and cash equivalents and short-term investments levels as compared with our variable rate debt.

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
Volume
Our beverage volume in the NAB, Latin America, ESSA and AMENA segments reflects sales to authorized bottlers, independent distributors and retailers, as well as the sale of beverages bearing Company-owned or licensed trademarks that have been sold through our authorized independent bottlers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our beverage revenues are not entirely based on BCS volume, as there are independent bottlers in the supply chain, we believe that BCS is a valuable measure as it quantifies the sell-through of our beverage products at the consumer level. Sales of products from our unconsolidated joint ventures are reflected in our reported volume. NAB, Latin America, ESSA and AMENA, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and NAB, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks. In addition, AMENA licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi.
Our food and snack volume in the FLNA, QFNA, Latin America, ESSA and AMENA segments is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks.
Servings
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.
In 2018, total servings increased 1% compared to 2017. In 2017, total servings decreased 1% compared to 2016. Excluding the impact of the 53rd reporting week in 2016, total servings in 2017 was even with the prior year. Servings growth reflects adjustments to the prior year results for divestitures and other structural changes.

Consolidated Net Revenue and Operating Profit

				Change
	2018	2017	2016	2018	2017
Net revenue	$64,661	$63,525	$62,799	2%	1%
Operating profit (a)	$10,110	$10,276	$9,804	(2)%	5%
Operating profit margin (a)	15.6%	16.2%	15.6%	(0.5)	0.6

(a)
In 2017 and 2016, operating profit and operating profit margin reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
2018
Operating profit decreased 2% and operating profit margin declined 0.5 percentage points. The operating profit performance was driven by certain operating cost increases and a 6-percentage-point impact of higher commodity costs, partially offset by productivity savings of more than $1 billion and net revenue growth.
The impact of refranchising a portion of our beverage business in Jordan in 2017 and a prior-year gain associated with the sale of our minority stake in Britvic negatively impacted operating profit performance by 2.5 percentage points. These impacts were offset by a 2-percentage-point positive impact of refranchising a portion of our beverage business in Thailand and our entire beverage bottling operations and snack distribution operations in CHS in 2018. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 3 percentage points and decreased operating profit margin by 0.5 percentage points, primarily due to higher mark-to-market net impact on commodity derivatives included in corporate unallocated expenses.
2017
Operating profit increased 5% and operating profit margin improved 0.6 percentage points. Operating profit growth was driven by productivity savings of more than $1 billion and effective net pricing, partially offset by certain operating cost increases, a 7-percentage-point impact of higher commodity costs and unfavorable foreign exchange.
The impact of refranchising a portion of our beverage business in Jordan and a gain associated with the sale of our minority stake in Britvic each contributed 1 percentage point to operating profit growth. Items affecting comparability (see “Items Affecting Comparability”) also contributed 2 percentage points to operating profit growth and increased operating profit margin by 0.2 percentage points, primarily reflecting a prior-year impairment charge to reduce the value of our 5% indirect equity interest in KSFB to its estimated fair value.

Other Consolidated Results

				Change
	2018	2017	2016	2018	2017
Other pension and retiree medical benefits income/(expense) (a)	$298	$233	$(19)	$65	$252
Net interest expense	$(1,219)	$(907)	$(1,232)	$(312)	$325
Annual tax rate (b)	(36.7)%	48.9%	25.4%
Net income attributable to PepsiCo	$12,515	$4,857	$6,329	158%	(23)%
Net income attributable to PepsiCo per common share – diluted	$8.78	$3.38	$4.36	160%	(23)%
Mark-to-market net impact	0.09	(0.01)	(0.08)
Restructuring and impairment charges	0.18	0.16	0.09
Merger and integration charges	0.05	—	—
Net tax (benefit)/expense related to the TCJ Act (b)	(0.02)	1.70	—
Other net tax benefits (b)	(3.55)	—	—
Charges related to cash tender and exchange offers	0.13	—	—
Charge related to the transaction with Tingyi	—	—	0.26
Charge related to debt redemption	—	—	0.11
Pension-related settlement charge	—	—	0.11
Net income attributable to PepsiCo per common share – diluted, excluding above items (c)	$5.66	$5.23	$4.85	8%	8%
Impact of foreign exchange translation				1	1
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (c)				9%	9%

(a)
In 2017 and 2016, reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See Note 5 to our consolidated financial statements.

(c)	See “Non-GAAP Measures.”
2018
Other pension and retiree medical benefits income increased $65 million, reflecting the impact of the $1.4 billion discretionary pension contribution to the PepsiCo Employees Retirement Plan A (Plan A) in the United States, as well as the recognition of net asset gains, partially offset by higher amortization of net losses.
Net interest expense increased $312 million reflecting a charge of $253 million in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes. This increase also reflects higher interest rates on debt balances, as well as losses on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest income due to higher interest rates on cash balances.
The reported tax rate decreased 85.6 percentage points, reflecting both other net tax benefits related to the reorganization of our international operations, which reduced the reported tax rate by 45 percentage points, and the prior year provisional net tax expense related to the TCJ Act, which reduced the current year reported tax rate by 25 percentage points. Additionally, the favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, collectively, reduced the reported tax rate by 7 percentage points. See Note 5 to our consolidated financial statements for further information.

Net income attributable to PepsiCo increased 158% and net income attributable to PepsiCo per common share increased 160%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 150 percentage points to net income attributable to PepsiCo growth and 152 percentage points to net income attributable to PepsiCo per common share growth.
2017
Other pension and retiree medical benefits income increased $252 million, primarily reflecting a settlement charge of $242 million related to the purchase of a group annuity contract in 2016.
Net interest expense decreased $325 million reflecting a charge of $233 million in 2016 representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively. This decrease also reflects higher interest income due to higher interest rates and average cash balances, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher interest expense due to higher average debt balances.
The reported tax rate increased 23.5 percentage points primarily as a result of the provisional net tax expense related to the TCJ Act, which contributed 26 percentage points to the increase, partially offset by the impact of the 2016 impairment charge to reduce the value of our 5% indirect equity interest in KSFB to its estimated fair value, which had no corresponding tax benefit, as well as the impact of recognizing excess tax benefits in the provision for income taxes as a result of the changes in accounting for certain aspects of share-based payments to employees in 2017. See Note 2 and Note 5 to our consolidated financial statements for additional information.
Net income attributable to PepsiCo and net income attributable to PepsiCo per common share both decreased 23%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 30 percentage points, primarily as a result of the provisional net tax expense related to the TCJ Act.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring programs; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; gains or losses associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions, cash tender or exchange offers; pension and retiree medical related items; asset impairments (non-cash); and

remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-K.
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
The following non-GAAP financial measures are contained in this Form 10-K:

•
cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income/expense, interest expense, benefit from/provision for income taxes and noncontrolling interests, each adjusted for items affecting comparability;

•
operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue growth;

•	free cash flow; and

•	return on invested capital (ROIC) and net ROIC, excluding items affecting comparability.
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Other Pension and Retiree Medical Benefits Income/Expense, Interest Expense, Benefit from/Provision for Income Taxes, Annual Tax Rate and Noncontrolling Interests, Adjusted for Items Affecting Comparability; Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 and 2014 Productivity Plans, merger and integration charges associated with our acquisition of SodaStream, net tax benefit/expense associated with the enactment of the TCJ Act, other net tax benefits, charges related to cash tender and exchange offers, a charge related to the transaction with Tingyi, a charge related to debt redemption, and a pension-related settlement charge (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance. We are not able to reconcile our full year projected 2019 annual tax rate, excluding items affecting comparability, to our full year projected 2019 reported annual tax rate because we are unable to predict the 2019 impact of foreign exchange or the mark-to-market net impact on commodity derivatives due to the unpredictability of future changes in foreign exchange rates and commodity prices. Therefore, we are unable to provide a reconciliation of this measure.
Organic Revenue Growth
We define organic revenue growth as net revenue growth adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes. Our 2018 reported results reflect the accounting policy election taken in conjunction with the adoption of the revenue recognition guidance to exclude from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions not already excluded. Our 2018 organic revenue growth excludes the impact of approximately $75 million of these taxes previously recognized in net revenue. In addition, our fiscal 2016 reported results included an extra week of results. Our 2017 organic revenue growth excludes the impact of the 53rd reporting week from our 2016 results.
We believe organic revenue provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Growth” in “Results of Operations – Division Review.”
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Interest expense	(Benefit from)/provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$29,381	$35,280	$25,170	$10,110	$298	$1,525	$(3,370)	$44	$12,515
Items Affecting Comparability
Mark-to-market net impact	(83)	83	(80)	163	—	—	38	—	125
Restructuring and impairment charges	(3)	3	(269)	272	36	—	56	1	251
Merger and integration charges	—	—	(75)	75	—	—	—	—	75
Net tax benefit related to the TCJ Act	—	—	—	—	—	—	28	—	(28)
Other net tax benefits	—	—	—	—	—	—	5,064	—	(5,064)
Charges related to cash tender and exchange offers	—	—	—	—	—	(253)	62	—	191
Core, Non-GAAP Measure	$29,295	$35,366	$24,746	$10,620	$334	$1,272	$1,878	$45	$8,065

	2017(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,796	$34,729	$24,453	$10,276	$233	$4,694	$4,857
Items Affecting Comparability
Mark-to-market net impact	8	(8)	7	(15)	—	(7)	(8)
Restructuring and impairment charges	—	—	(229)	229	66	71	224
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(2,451)	2,451
Core, Non-GAAP Measure	$28,804	$34,721	$24,231	$10,490	$299	$2,307	$7,524

	2016(b)
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits (expense)/income	Interest expense	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,222	$34,577	$24,773	$9,804	$(19)	$1,342	$2,174	$50	$6,329
Items Affecting Comparability
Mark-to-market net impact	78	(78)	89	(167)	—	—	(56)	—	(111)
Restructuring and impairment charges	—	—	(155)	155	5	—	26	3	131
Charge related to the transaction with Tingyi	—	—	(373)	373	—	—	—	—	373
Charge related to debt redemption	—	—	—	—	—	(233)	77	—	156
Pension-related settlement charge	—	—	—	—	242	—	80	—	162
Core, Non-GAAP Measure	$28,300	$34,499	$24,334	$10,165	$228	$1,109	$2,301	$53	$7,040

(a)
Benefit from/provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction and tax year.

(b)
Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
Our 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this program, we expect to incur pre-tax charges of approximately $2.5 billion, of which $138 million is included in our 2018 results, approximately $800 million is expected to be reflected in our 2019 results and the balance to be reflected in our 2020 through 2023 results. These pre-tax charges will consist of approximately 70% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 15% for other costs associated with the implementation of our initiatives. We expect that these pre-tax charges will result in cash expenditures of approximately $1.6 billion, of which we expect approximately $450 million to be reflected in our 2019 cash flows and the balance to be reflected in our 2020 through 2023 cash flows. We expect to incur the majority of the pre-tax charges and cash expenditures in our 2019 and 2020 results.

The total expected program pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Corporate
Expected pre-tax charges	10%	3%	35%	12%	25%	13%	2%
2014 Multi-Year Productivity Plan
To build on the successful implementation of the 2014 Productivity Plan, we expanded and extended the program through the end of 2019 to take advantage of additional opportunities within the initiatives of the 2014 Productivity Plan to further strengthen our beverage, food and snack businesses. In connection with this program, we expect to incur pre-tax charges and cash expenditures of approximately $1.3 billion and $960 million, respectively. This total pre-tax charge is expected to consist of approximately 55% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 30% for other costs associated with the implementation of our initiatives. To date, we have incurred $1.2 billion of pre-tax charges and $814 million of cash expenditures. We expect to complete the program and incur the program’s remaining pre-tax charges and cash expenditures before the end of 2019.
The total expected program pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Corporate
Expected pre-tax charges	14%	3%	30%	15%	20%	6%	12%
See Note 3 to our consolidated financial statements for further information related to our 2019 and 2014 Productivity Plans.
We regularly evaluate productivity initiatives beyond the productivity plans and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Merger and Integration Charges
In 2018, we incurred merger and integration charges of $75 million ($0.05 per share) related to our acquisition of SodaStream, including $57 million recorded in the ESSA segment and $18 million recorded in corporate unallocated expenses. These charges include closing costs, advisory fees and employee-related costs.
See Note 14 to our consolidated financial statements.
Net Tax (Benefit)/Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
In 2017, we recorded a provisional net tax expense of $2.5 billion ($1.70 per share) associated with the enactment of the TCJ Act. Included in the provisional net tax expense of $2.5 billion was a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate.
In 2018, we recorded a net tax benefit of $28 million ($0.02 per share) in connection with the TCJ Act.
See Note 5 to our consolidated financial statements.

Other Net Tax Benefits
In 2018, we reorganized our international operations, including the intercompany transfer of certain intangible assets. As a result, we recognized other net tax benefits of $4.3 billion ($3.05 per share). Also in 2018, we recognized non-cash tax benefits associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS resulted in non-cash tax benefits of $364 million ($0.26 per share) and $353 million ($0.24 per share), respectively.
See Note 5 to our consolidated financial statements.
Charges Related to Cash Tender and Exchange Offers
In 2018, we recorded a pre-tax charge of $253 million ($191 million after-tax or $0.13 per share) to interest expense in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes.
See Note 8 to our consolidated financial statements.
Charge Related to the Transaction with Tingyi
In 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in KSFB to its estimated fair value.
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
Pension-Related Settlement Charge
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on organic revenue growth, see “Non-GAAP Measures.”

	2018
		Impact of				Impact of
	Net revenue growth	Foreign exchange translation	Acquisitions and divestitures	Sales and certain other taxes	Organic revenue growth(a)	Volume(b)	Effective net pricing(c)
FLNA	3.5%	—	—	—	3%	1	2
QFNA	(1.5)%	—	—	—	(2)%	(0.5)	(1)
NAB	1%	—	—	—	0.5%	(1)	2
Latin America	2%	6	—	—	8%	1	7
ESSA	4%	2	—	0.5	7%	4	3
AMENA	(2)%	1	8	—	7%	3	3
Total	2%	1	1	—	4%	1	3

	2017
		Impact of				Impact of
	Net revenue growth	Foreign exchange translation	Acquisitions and divestitures	53rd reporting week(d)	Organic revenue growth(a)	Volume(b)	Effective net pricing(c)
FLNA	2%	—	—	2	3%	1	2.5
QFNA	(2)%	—	—	2	(1)%	—	(1)
NAB	(2)%	—	(1)	1	(2)%	(2.5)	1
Latin America	6%	(1)	0.5	—	5%	(2)	7
ESSA	8%	(3)	—	—	6%	3	2
AMENA	(5)%	10	—	—	5%	—	5
Total	1%	—	—	1	2%	—	3

(a)	Amounts may not sum due to rounding.

(b)
Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE, as well as the mix of beverage volume sold by our Company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

(c)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(d)
Our fiscal 2016 results included a 53rd reporting week which increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our NAB segment and $20 million in our ESSA segment. Our 2017 organic revenue growth excludes the impact of the 53rd reporting week from our 2016 results.

Frito-Lay North America

				% Change
	2018	2017(a)	2016(a)	2018		2017
Net revenue	$16,346	$15,798	$15,549	3.5		2
Impact of foreign exchange translation				—		—
Impact of acquisitions and divestitures				—		—
Impact of 53rd reporting week				—		2
Organic revenue growth (b)				3	(d)	3	(d)

Operating profit	$5,008	$4,793	$4,612	4.5		4
Restructuring and impairment charges (c)	36	54	12
Operating profit excluding above item (b)	$5,044	$4,847	$4,624	4		5
Impact of foreign exchange translation				—		—
Operating profit growth excluding above item, on a constant currency basis (b)				4		5

(a)
In 2017 and 2016, operating profit and restructuring and impairment charges reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
2018
Net revenue grew 3.5%, primarily reflecting effective net pricing and volume growth. Volume grew 1%, reflecting mid-single-digit growth in variety packs and low-single-digit growth in trademark Doritos, partially offset by a double-digit decline in Santitas.
Operating profit grew 4.5%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 1-percentage-point impact of a bonus extended to certain U.S. employees in connection with the TCJ Act.
2017
Net revenue grew 2%, primarily reflecting effective net pricing, partially offset by the impact of the 53rd reporting week in 2016, which reduced net revenue growth by 2 percentage points. Volume declined 1%, reflecting mid-single-digit declines in trademark Lay’s and Fritos and a low-single-digit decline in trademark Doritos, partially offset by high-single-digit growth in variety packs. The 53rd reporting week in 2016 negatively impacted volume performance by 2 percentage points.
Operating profit grew 4%, primarily reflecting productivity savings, the effective net pricing and a 1-percentage-point impact of 2016 incremental investments into our business. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and a 1-percentage-point impact of higher commodity costs, primarily cooking oil. The 53rd reporting week in 2016 reduced operating profit growth by 2 percentage points.

Quaker Foods North America

				% Change
	2018	2017(a)	2016(a)	2018		2017
Net revenue	$2,465	$2,503	$2,564	(1.5)		(2)
Impact of foreign exchange translation				—		—
Impact of acquisitions and divestitures				—		—
Impact of 53rd reporting week				—		2
Organic revenue growth (b)				(2)	(d)	(1)	(d)

Operating profit	$637	$640	$649	—		(1)
Restructuring and impairment charges (c)	7	9	1
Operating profit excluding above item (b)	$644	$649	$650	(1)		—
Impact of foreign exchange translation				—		—
Operating profit growth excluding above item, on a constant currency basis (b)				(1)		—

(a)
In 2017 and 2016, operating profit and restructuring and impairment charges reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
2018
Net revenue declined 1.5% and volume declined 0.5%. The net revenue performance reflects unfavorable net pricing and mix and the volume decline. The volume decline was driven by a double-digit decline in trademark Gamesa and a mid-single-digit decline in ready-to-eat cereals, partially offset by mid-single-digit growth in oatmeal.
Operating profit decreased slightly, reflecting certain operating cost increases, the net revenue performance and a 3-percentage-point impact of higher commodity costs. These impacts were partially offset by productivity savings, lower advertising and marketing expenses and a 1-percentage-point positive contribution from insurance settlement recoveries related to the 2017 earthquake in Mexico.
2017
Net revenue declined 2%, reflecting the impact of the 53rd reporting week in 2016, which negatively impacted net revenue performance by 2 percentage points, as well as unfavorable mix. Volume declined 2%, reflecting a low-single-digit decline in ready-to-eat cereals and high-single-digit declines in trademark Roni and Gamesa, in part reflecting the impact of the 53rd reporting week in 2016 which negatively impacted volume performance by 2 percentage points.
Operating profit decreased 1%, reflecting certain operating cost increases and the net revenue performance. The 53rd reporting week in 2016 negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by productivity savings, lower advertising and marketing expenses and a 1.5-percentage-point impact of 2016 incremental investments into our business. Higher restructuring and impairment charges negatively impacted operating profit performance by 1 percentage point.

North America Beverages

				% Change
	2018	2017(a)	2016(a)	2018		2017
Net revenue	$21,072	$20,936	$21,312	1		(2)
Impact of foreign exchange translation				—		—
Impact of acquisitions and divestitures				—		(1)
Impact of sales and certain other taxes (b)				—		—
Impact of 53rd reporting week				—		1
Organic revenue growth (b)				0.5	(d)	(2)

Operating profit	$2,276	$2,700	$2,947	(16)		(8)
Restructuring and impairment charges (c)	88	43	33
Operating profit excluding above item (b)	$2,364	$2,743	$2,980	(14)		(8)
Impact of foreign exchange translation				—		—
Operating profit growth excluding above item, on a constant currency basis (b)				(14)		(8)

(a)
In 2017 and 2016, operating profit and restructuring and impairment charges reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
2018
Net revenue grew 1%, driven by effective net pricing, partially offset by a decline in volume. Volume decreased 1%, driven by a 3% decline in CSD volume, partially offset by a 2% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in our overall water portfolio. Additionally, a low-single-digit increase in Gatorade sports drinks was offset by a low-single-digit decline in our juice and juice drinks portfolio.
Operating profit decreased 16%, reflecting certain operating cost increases, including increased transportation costs, a 7-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. These impacts were partially offset by productivity savings and the net revenue growth. Higher gains on asset sales positively contributed 1.5 percentage points to operating profit performance. A bonus extended to certain U.S. employees in connection with the TCJ Act negatively impacted operating profit performance by 1.5 percentage points and was partially offset by prior-year costs related to hurricanes which positively contributed 1 percentage point to operating profit performance.
2017
Net revenue decreased 2%, primarily reflecting a decline in volume, partially offset by effective net pricing, as well as acquisitions which positively contributed 1 percentage point to the net revenue performance. The 53rd reporting week in 2016 negatively impacted net revenue performance by 1 percentage point. Volume decreased 3.5%, driven by a 5% decline in CSD volume and a 1% decline in non-carbonated beverage volume. The non-carbonated beverage volume decrease primarily reflected mid-single-digit declines in Gatorade sports drinks and in our juice and juice drinks portfolio, partially offset by a mid-single-digit increase in our overall water portfolio and a low-single-digit increase in Lipton ready-to-drink teas. Acquisitions had a nominal positive contribution to the volume performance. The 53rd reporting week in 2016 negatively impacted volume performance by 1.5 percentage points.

Operating profit decreased 8%, primarily reflecting certain operating cost increases, the net revenue performance and a 2-percentage-point impact of higher commodity costs. These impacts were partially offset by productivity savings and lower advertising and marketing expenses. Costs related to the hurricanes that occurred in 2017 negatively impacted operating profit performance by 1 percentage point and were offset by a gain associated with a sale of an asset. In addition, the 53rd reporting week in 2016 negatively impacted operating profit performance by 1 percentage point and was offset by incremental investments in our business in 2016.
Latin America

				% Change
	2018	2017(a)	2016(a)	2018	2017
Net revenue	$7,354	$7,208	$6,820	2	6
Impact of foreign exchange translation				6	(1)
Impact of acquisitions and divestitures				—	0.5
Organic revenue growth (b)				8	5	(d)

Operating profit	$1,049	$924	$904	13	2
Restructuring and impairment charges (c)	40	56	27
Operating profit excluding above item (b)	$1,089	$980	$931	11	5
Impact of foreign exchange translation				2	1
Operating profit growth excluding above item, on a constant currency basis (b)				13	6

(a)
In 2017 and 2016, operating profit and restructuring and impairment charges reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
2018
Net revenue grew 2%, reflecting effective net pricing, partially offset by a 6-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 1%, reflecting low-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage volume declined 1%, reflecting a high-single-digit decline in Brazil, a low-single-digit decline in Mexico and a mid-single-digit decline in Argentina, partially offset by double-digit growth in Colombia, mid-single-digit growth in Guatemala and low-single-digit growth in Honduras.
Operating profit increased 13%, reflecting the net revenue growth, productivity savings and a 4-percentage-point impact of insurance settlement recoveries related to the 2017 earthquake in Mexico. These impacts were partially offset by certain operating cost increases, a 14-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
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
Operating profit increased 2%, reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, the volume declines and a 16-percentage-point impact of higher commodity costs. Higher restructuring and impairment charges reduced operating profit growth by 3 percentage points.
Europe Sub-Saharan Africa

				% Change
	2018	2017(a)	2016(a)	2018		2017
Net revenue	$11,523	$11,050	$10,216	4		8
Impact of foreign exchange translation				2		(3)
Impact of acquisitions and divestitures				—		—
Impact of sales and certain other taxes (b)				0.5		—
Impact of 53rd reporting week				—		—
Organic revenue growth (b)				7	(d)	6	(d)

Operating profit	$1,364	$1,316	$1,061	4		24
Restructuring and impairment charges (c)	63	53	60
Merger and integration charges (c)	57	—	—
Operating profit excluding above items (b)	$1,484	$1,369	$1,121	8		22
Impact of foreign exchange translation				3		—
Operating profit growth excluding above items, on a constant currency basis (b)				11		22

(a)
In 2017 and 2016, operating profit and restructuring and impairment charges reflect the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 to our consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	See “Items Affecting Comparability.”

(d)	Does not sum due to rounding.
2018
Net revenue increased 4%, reflecting volume growth and effective net pricing, partially offset by a 2-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 3%, reflecting mid-single-digit growth in the Netherlands, partially offset by low-single-digit declines in the United Kingdom and South Africa. Additionally, Russia and Turkey experienced low-single-digit growth.
Beverage volume grew 7%, reflecting double-digit growth in Germany and Poland and high-single-digit growth in France and Nigeria, partially offset by a low-single-digit decline in the United Kingdom. Additionally, Russia and Turkey experienced mid-single-digit growth.
Operating profit increased 4%, reflecting the net revenue growth, productivity savings and a 4-percentage-point net impact of refranchising our entire beverage bottling operations and snack distribution operations in CHS. These impacts were partially offset by certain operating cost increases and an 8-percentage-point impact of higher commodity costs. Additionally, a prior-year gain on the sale of our minority stake in Britvic and the merger and integration charges related to our acquisition of SodaStream reduced operating profit growth by 7 percentage points and 4 percentage points, respectively.
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
Operating profit increased 24%, reflecting the net revenue growth and productivity savings. Additionally, a gain on the sale of our minority stake in Britvic in 2017 contributed 8 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 7-percentage-point impact of higher commodity costs.
Asia, Middle East and North Africa

				% Change
	2018	2017	2016	2018	2017
Net revenue	$5,901	$6,030	$6,338	(2)	(5)
Impact of foreign exchange translation				1	10
Impact of acquisitions and divestitures				8	—
Impact of sales and certain other taxes (a)				—	—
Organic revenue growth (a)				7	5

Operating profit	$1,172	$1,073	$619	9	73
Restructuring and impairment charges (b)	28	(3)	14
Charge related to the transaction with Tingyi (b)	—	—	373
Operating profit excluding above items (a)	$1,200	$1,070	$1,006	12	6
Impact of foreign exchange translation				(1)	8
Operating profit growth excluding above items, on a constant currency basis (a)				11	15	(c)

(a)	See “Non-GAAP Measures.”

(b)	See “Items Affecting Comparability.”

(c)	Does not sum due to rounding.
2018
Net revenue declined 2%, reflecting an 8-percentage-point impact of refranchising a portion of our beverage businesses in Thailand in 2018 and Jordan in 2017, partially offset by net volume growth and effective net pricing.
Snacks volume grew 5%, reflecting double-digit growth in India, China and Pakistan, partially offset by a mid-single-digit decline in the Middle East. Additionally, Australia experienced low-single-digit growth.

Beverage volume declined slightly, reflecting a mid-single-digit decline in the Middle East and a double-digit decline in the Philippines, partially offset by double-digit growth in Vietnam, mid-single-digit growth in India and low-single-digit growth in Pakistan and China.
Operating profit grew 9%, primarily reflecting the effective net pricing, productivity savings and the net volume growth, partially offset by certain operating cost increases, higher advertising and marketing expenses and a 4-percentage-point impact of higher commodity costs. The net impact of refranchising a portion of our beverage business in Thailand in 2018 contributed 13 percentage points to operating profit growth and was offset by a 16-percentage-point negative impact of the prior year refranchising of a portion of our beverage business in Jordan.
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
Operating profit improvement primarily reflected a 2016 impairment charge to reduce the value of our 5% indirect equity interest in KSFB to its estimated fair value. The effective net pricing and productivity savings also increased operating profit growth. Additionally, the impact of refranchising a portion of our beverage business in Jordan contributed 14 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and a 32-percentage-point impact of higher commodity costs, primarily due to transaction-related foreign exchange on raw material purchases driven by the weak Egyptian pound. Unfavorable foreign exchange translation reduced operating profit growth by 8 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments and transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash, cash equivalents and short-term investments. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 8 to our consolidated financial statements for a description of our credit facilities. See also “Item 1A. Risk Factors” and “Our Business Risks” for further discussion.
As of December 29, 2018, we had cash, cash equivalents, short-term investments and restricted cash in our consolidated subsidiaries of $5.7 billion outside the United States. The restricted cash of approximately $2.0 billion held outside the United States relates to our acquisition of SodaStream. Refer to Note 13 to our consolidated financial statements for further discussion of restricted cash. The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017. As of December 29, 2018, our mandatory transition tax liability is $3.8 billion. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years; we currently expect to pay approximately $0.4 billion of this liability in 2019 and the remainder over the period 2020 to 2026. See “Credit Facilities and Long-Term Contractual Commitments.” While our accounting for the recorded impact of the TCJ Act is deemed to be complete, this amount is based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amount in future periods. The IRS issued additional guidance in the first quarter of 2019 and we are currently evaluating the impact of this guidance.
In connection with the TCJ Act, during 2018 we repatriated $20.4 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. federal income tax liability. The repatriated cash was used primarily for repayment of commercial paper and to fund discretionary benefit plan contributions, debt repayments, dividend payments, share repurchases and our acquisition of SodaStream. See “Item 1A. Risk Factors,” “Our Business Risks,” “Items Affecting Comparability,” “Our Critical Accounting Policies,” as well as Note 5 to our consolidated financial statements.
As of December 29, 2018, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
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
The table below summarizes our cash activity:

	2018	2017	2016
Net cash provided by operating activities	$9,415	$10,030	$10,663
Net cash provided by/(used for) investing activities	$4,564	$(4,403)	$(7,150)
Net cash used for financing activities	$(13,769)	$(4,186)	$(3,211)

Operating Activities
During 2018, net cash provided by operating activities was $9.4 billion, compared to $10.0 billion in the prior year. The operating cash flow performance primarily reflects the discretionary contributions of $1.5 billion to our pension and retiree medical plans in the current year, partially offset by lower net cash tax payments in the current year.
During 2017, net cash provided by operating activities was $10 billion, compared to $10.7 billion in 2016. The operating cash flow performance primarily reflects unfavorable working capital comparisons to 2016. This decrease is mainly due to higher current year payments to vendors and customers, coupled with higher net cash tax payments in 2017, partially offset by lower pension and retiree medical plan contributions in 2017.
See Note 7 to our consolidated financial statements for further discussion of pension contributions.
Investing Activities
During 2018, net cash provided by investing activities was $4.6 billion, primarily reflecting net maturities and sales of debt securities with maturities greater than three months of $8.7 billion, partially offset by net capital spending of $3.1 billion and $1.2 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of SodaStream.
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
We expect 2019 net capital spending to be approximately $4.5 billion.
Financing Activities
During 2018, net cash used for financing activities was $13.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.9 billion, payments of long-term debt borrowings of $4.0 billion, cash tender and exchange offers of $1.6 billion and net payments of short-term borrowings of $1.4 billion.
During 2017, net cash used for financing activities was $4.2 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.5 billion and net payments of short-term borrowings of $1.1 billion, partially offset by net proceeds from long-term debt of $3.1 billion and proceeds from exercises of stock options of $0.5 billion.
See Note 8 to our consolidated financial statements for further discussion of debt obligations.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock which commenced on July 1, 2015 and expired on June 30, 2018 (2015 share repurchase program). The 2015 share repurchase program had approximately $4.3 billion of authorized repurchase capacity unused at expiration. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. On February 15, 2019, we announced a 3% increase in our annualized dividend to $3.82 per share from $3.71 per share, effective with the dividend expected to be paid in June 2019. We expect to return a total of approximately $8 billion to shareholders in 2019 through share repurchases of approximately $3 billion and dividends of approximately $5 billion.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

				% Change
	2018	2017	2016	2018	2017
Net cash provided by operating activities	$9,415	$10,030	$10,663	(6)	(6)
Capital spending	(3,282)	(2,969)	(3,040)
Sales of property, plant and equipment	134	180	99
Free cash flow (a)	$6,267	$7,241	$7,722	(13)	(6)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $1.5 billion, $6 million and $459 million in discretionary pension and retiree medical contributions and associated net cash tax benefits of $473 million, $1 million and $151 million in 2018, 2017 and 2016, respectively; $266 million, $113 million and $125 million of payments related to restructuring charges and associated net cash tax benefits of $45 million, $30 million and $22 million in 2018, 2017 and 2016, respectively; tax payments related to the TCJ Act of $115 million in 2018; certain other items of $47 million in 2018; net cash tax benefit related to debt redemption charge of $83 million in 2016; and net cash received related to interest rate swaps of $5 million in 2016. We will also consider payments related to the transition tax liability of $3.8 billion as of December 29, 2018, which we currently expect to be paid over the period 2019 to 2026 under the provisions of the TCJ Act, as an item impacting comparability.

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
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our consolidated financial statements for further discussion.
Credit Facilities and Long-Term Contractual Commitments
See Note 8 to our consolidated financial statements for a description of our credit facilities.

The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period(a)
	Total	2019	2020 – 2021	2022 – 2023	2024 and beyond
Long-term debt obligations (b)	$28,351	$—	$7,166	$5,093	$16,092
Interest on debt obligations (c)	11,157	1,044	1,759	1,322	7,032
Operating leases (d)	1,840	459	700	371	310
Purchasing commitments (e)	2,602	982	1,221	252	147
Marketing commitments (e)	1,686	452	796	234	204
	$45,636	$2,937	$11,642	$7,272	$23,785

(a)
Based on year-end foreign exchange rates. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any such settlements. However, under the provisions of the TCJ Act, our transition tax liability of $3.8 billion, of which $3.4 billion is recorded in other liabilities on our balance sheet, must be paid over eight years. We expect to pay approximately $0.4 billion in 2019, $0.3 billion per year in 2020-2023, $0.6 billion in 2024, $0.7 billion in 2025 and $0.9 billion in 2026 and these amounts are excluded from the table above.

(b)
Excludes $3,953 million related to current maturities of debt, $56 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and payments of $119 million related to unamortized net discounts.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 29, 2018.

(d)	See Note 15 to our consolidated financial statements for additional information on operating leases.

(e)	Primarily reflects non-cancelable commitments as of December 29, 2018.
Long-term contractual commitments, except for our long-term debt obligations and transition tax liability, are generally not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges, orange juice and certain other commodities. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments. See Note 7 to our consolidated financial statements for additional information regarding our pension and retiree medical obligations.
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

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2018			2017			2016
Net income attributable to PepsiCo	$12,515	(a)		$4,857	(a)		$6,329
Interest expense	1,525			1,151			1,342
Tax on interest expense	(339)			(415)			(483)
	$13,701			$5,593			$7,188

Average debt obligations (b)	$38,169			$38,707			$35,308
Average common shareholders’ equity (c)	11,368			12,004			11,943
Average invested capital	$49,537			$50,711			$47,251

Return on invested capital	27.7%		(a)	11.0%		(a)	15.2%

(a)
Our fiscal 2018 results include other net tax benefits related to the reorganization of our international operations. Our fiscal 2018 and 2017 results include the impact of the TCJ Act. See Note 5 to our consolidated financial statements.

(b)	Average debt obligations includes a quarterly average of short-term and long-term debt obligations.

(c)	Average common shareholders’ equity includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2018	2017	2016
ROIC	27.7%	11.0%	15.2%
Impact of:
Average cash, cash equivalents and short-term investments	7.8	7.6	6.0
Interest income	(0.6)	(0.5)	(0.2)
Tax on interest income	0.1	0.2	0.1
Mark-to-market net impact	0.2	—	(0.2)
Restructuring and impairment charges	0.4	0.3	0.1
Merger and integration charges	0.1	—	—
Net tax (benefit)/expense related to the TCJ Act	(1.1)	4.5	—
Other net tax benefits	(9.7)	0.1	0.1
Charges related to cash tender and exchange offers	(0.1)	—	—
Charges related to the transaction with Tingyi	—	(0.1)	0.6
Pension-related settlement charge	—	—	0.3
Venezuela impairment charges	—	(0.2)	(0.5)
Net ROIC, excluding items affecting comparability	24.8%	22.9%	21.5%
OUR CRITICAL ACCOUNTING POLICIES
An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension and retiree medical plans, our critical accounting policies do not involve a choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies with our Audit Committee.

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
See Note 2 to our consolidated financial statements for additional information on our revenue recognition and related policies, including total marketplace spending.
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
We believe that a brand has an indefinite life if it has a history of strong revenue and cash flow performance and we have the intent and ability to support the brand with marketplace spending for the foreseeable future. If these indefinite-lived brand criteria are not met, brands are amortized over their expected useful lives, which generally range from 20 to 40 years. Determining the expected life of a brand requires management judgment and is based on an evaluation of a number of factors, including market share, consumer awareness, brand history, future expansion expectations and regulatory restrictions, as well as the macroeconomic environment of the countries in which the brand is sold.
In connection with previous acquisitions, we reacquired certain franchise rights which provided the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. In determining the useful life of these franchise rights, many factors were considered, including the pre-existing perpetual bottling arrangements, the indefinite period expected for these franchise rights to contribute to our future cash flows, as well as the lack of any factors that would limit the useful life of these franchise rights to us, including legal, regulatory, contractual, competitive, economic or other factors. Therefore, certain of these franchise rights are considered as indefinite-lived. Franchise rights that are not considered indefinite-lived are amortized over the remaining contractual period of the contract in which the right was granted.
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment, estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.
See Note 2 and Note 4 to our consolidated financial statements.
Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. See “Item 1A. Risk Factors” for further discussion.
An estimated annual effective tax rate is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax adjustments from the resolution of prior year tax matters to be among such items.
Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit on our income statement. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements.
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion ($1.70 per share) in the fourth quarter of 2017.
Included in the provisional net tax expense of $2.5 billion recognized in 2017 is a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This provisional mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act and reflected in our provision for income taxes.
During 2018, we recognized a net tax benefit of $28 million ($0.02 per share) in connection with the TCJ Act. See further information in “Items Affecting Comparability.”
While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods. As a result of the TCJ Act, we currently expect our annual tax rate, excluding items affecting comparability, in percentage terms, to be in the low twenties in 2019. However, we continue to evaluate the impact of the TCJ Act on our annual tax rate due to certain provisions, such as the global intangible low-tax income (GILTI) provision, which may impact our tax rate in future years.
In 2018, our annual tax rate was (36.7)% compared to 48.9% in 2017, as discussed in “Other Consolidated Results.” The tax rate decreased 85.6 percentage points compared to 2017, reflecting both other net tax benefits related to the reorganization of our international operations, which reduced the reported tax rate by 45 percentage points, and the prior year provisional net tax expense related to the TCJ Act, which reduced the current year reported tax rate by 25 percentage points. Additionally, the favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, collectively, reduced the reported tax rate by 7 percentage points. See Note 5 to our consolidated financial statements.
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
Significant assumptions used to measure our annual pension and retiree medical expenses include:

•	certain employee-related demographic factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plans;

•	for pension expense, the rate of salary increases for plans where benefits are based on earnings;

•	for retiree medical expense, health care cost trend rates; and

•	for pension and retiree medical expense, the spot rates along the yield curve used to determine service and interest costs and the present value of liabilities.

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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2019	2018	2017
Pension
Service cost discount rate	4.4%	3.7%	4.3%
Interest cost discount rate	3.9%	3.2%	3.5%
Expected rate of return on plan assets	6.8%	6.9%	7.2%
Expected rate of salary increases	3.2%	3.2%	3.2%
Retiree medical
Service cost discount rate	4.3%	3.6%	4.0%
Interest cost discount rate	3.8%	3.0%	3.2%
Expected rate of return on plan assets	6.6%	6.5%	7.5%
Current health care cost trend rate	5.7%	5.8%	5.9%
Based on our assumptions, we expect our total pension and retiree medical expense to increase in 2019 primarily driven by the recognition of prior experience losses on return on plan assets, partially offset by the impact of higher discount rates and discretionary plan contributions.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2019 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$42
Expected rate of return	$40

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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
(in millions except per share amounts)

	2018	2017	2016
Net Revenue	$64,661	$63,525	$62,799
Cost of sales	29,381	28,796	28,222
Gross profit	35,280	34,729	34,577
Selling, general and administrative expenses	25,170	24,453	24,773
Operating Profit	10,110	10,276	9,804
Other pension and retiree medical benefits income/(expense)	298	233	(19)
Interest expense	(1,525)	(1,151)	(1,342)
Interest income and other	306	244	110
Income before income taxes	9,189	9,602	8,553
(Benefit from)/provision for income taxes (See Note 5)	(3,370)	4,694	2,174
Net income	12,559	4,908	6,379
Less: Net income attributable to noncontrolling interests	44	51	50
Net Income Attributable to PepsiCo	$12,515	$4,857	$6,329
Net Income Attributable to PepsiCo per Common Share
Basic	$8.84	$3.40	$4.39
Diluted	$8.78	$3.38	$4.36
Weighted-average common shares outstanding
Basic	1,415	1,425	1,439
Diluted	1,425	1,438	1,452

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
(in millions)

	2018	2017	2016
Net income	$12,559	$4,908	$6,379
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	(1,641)	1,109	(302)
Net change on cash flow hedges	40	(36)	46
Net pension and retiree medical adjustments	(467)	(159)	(316)
Net change on available-for-sale securities	6	(68)	(24)
Other	—	16	—
	(2,062)	862	(596)
Comprehensive income	10,497	5,770	5,783
Comprehensive income attributable to noncontrolling interests	(44)	(51)	(54)
Comprehensive Income Attributable to PepsiCo	$10,453	$5,719	$5,729

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
(in millions)

	2018	2017	2016
Operating Activities
Net income	$12,559	$4,908	$6,379
Depreciation and amortization	2,399	2,369	2,368
Share-based compensation expense	256	292	284
Restructuring and impairment charges	308	295	160
Cash payments for restructuring charges	(255)	(113)	(125)
Charge related to the transaction with Tingyi	—	—	373
Pension and retiree medical plan expenses	221	221	501
Pension and retiree medical plan contributions	(1,708)	(220)	(695)
Deferred income taxes and other tax charges and credits	(531)	619	452
Other net tax benefits related to international reorganizations	(4,347)	—	—
Net tax (benefit)/expense related to the TCJ Act	(28)	2,451	—
Change in assets and liabilities:
Accounts and notes receivable	(253)	(202)	(349)
Inventories	(174)	(168)	(75)
Prepaid expenses and other current assets	9	20	10
Accounts payable and other current liabilities	882	201	981
Income taxes payable	333	(338)	329
Other, net	(256)	(305)	70
Net Cash Provided by Operating Activities	9,415	10,030	10,663

Investing Activities
Capital spending	(3,282)	(2,969)	(3,040)
Sales of property, plant and equipment	134	180	99
Acquisition of SodaStream, net of cash and cash equivalents acquired	(1,197)	—	—
Other acquisitions and investments in noncontrolled affiliates	(299)	(61)	(212)
Divestitures	505	267	85
Short-term investments, by original maturity:
More than three months - purchases	(5,637)	(18,385)	(12,504)
More than three months - maturities	12,824	15,744	8,399
More than three months - sales	1,498	790	—
Three months or less, net	16	2	16
Other investing, net	2	29	7
Net Cash Provided by/(Used for) Investing Activities	4,564	(4,403)	(7,150)

Financing Activities
Proceeds from issuances of long-term debt	—	7,509	7,818
Payments of long-term debt	(4,007)	(4,406)	(3,105)
Cash tender and exchange offers/debt redemptions	(1,589)	—	(2,504)
Short-term borrowings, by original maturity:
More than three months - proceeds	3	91	59
More than three months - payments	(17)	(128)	(27)
Three months or less, net	(1,352)	(1,016)	1,505
Cash dividends paid	(4,930)	(4,472)	(4,227)
Share repurchases - common	(2,000)	(2,000)	(3,000)
Share repurchases - preferred	(2)	(5)	(7)
Proceeds from exercises of stock options	281	462	465
Withholding tax payments on RSUs, PSUs and PEPunits converted	(103)	(145)	(130)
Other financing	(53)	(76)	(58)
Net Cash Used for Financing Activities	(13,769)	(4,186)	(3,211)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(98)	47	(252)
Net Increase in Cash and Cash Equivalents and Restricted Cash	112	1,488	50
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,657	9,169	9,119
Cash and Cash Equivalents and Restricted Cash, End of Year	$10,769	$10,657	$9,169

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 29, 2018 and December 30, 2017
(in millions except per share amounts)

	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$8,721	$10,610
Short-term investments	272	8,900
Restricted cash	1,997	—
Accounts and notes receivable, net	7,142	7,024
Inventories	3,128	2,947
Prepaid expenses and other current assets	633	1,546
Total Current Assets	21,893	31,027
Property, Plant and Equipment, net	17,589	17,240
Amortizable Intangible Assets, net	1,644	1,268
Goodwill	14,808	14,744
Other indefinite-lived intangible assets	14,181	12,570
Indefinite-Lived Intangible Assets	28,989	27,314
Investments in Noncontrolled Affiliates	2,409	2,042
Deferred Income Taxes	4,364	—
Other Assets	760	913
Total Assets	$77,648	$79,804

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,026	$5,485
Accounts payable and other current liabilities	18,112	15,017
Total Current Liabilities	22,138	20,502
Long-Term Debt Obligations	28,295	33,796
Deferred Income Taxes	3,499	3,242
Other Liabilities	9,114	11,283
Total Liabilities	63,046	68,823
Commitments and contingencies
Preferred Stock, no par value	—	41
Repurchased Preferred Stock	—	(197)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,409 and 1,420 shares, respectively)	23	24
Capital in excess of par value	3,953	3,996
Retained earnings	59,947	52,839
Accumulated other comprehensive loss	(15,119)	(13,057)
Repurchased common stock, in excess of par value (458 and 446 shares, respectively)	(34,286)	(32,757)
Total PepsiCo Common Shareholders’ Equity	14,518	11,045
Noncontrolling interests	84	92
Total Equity	14,602	10,981
Total Liabilities and Equity	$77,648	$79,804

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
(in millions)

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	0.8	$41	0.8	$41	0.8	$41
Conversion to common stock	(0.1)	(6)	—	—	—	—
Retirement of preferred stock	(0.7)	(35)	—	—	—	—
Balance, end of year	—	—	0.8	41	0.8	41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(197)	(0.7)	(192)	(0.7)	(186)
Redemptions	—	(2)	—	(5)	—	(6)
Retirement of preferred stock	0.7	199	—	—	—	—
Balance, end of year	—	—	(0.7)	(197)	(0.7)	(192)
Common Stock
Balance, beginning of year	1,420	24	1,428	24	1,448	24
Share issued in connection with preferred stock conversion to common stock	1	—	—	—	—	—
Change in repurchased common stock	(12)	(1)	(8)	—	(20)	—
Balance, end of year	1,409	23	1,420	24	1,428	24
Capital in Excess of Par Value
Balance, beginning of year		3,996		4,091		4,076
Share-based compensation expense		250		290		289
Equity issued in connection with preferred stock conversion to common stock		6		—		—
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(193)		(236)		(138)
Withholding tax on RSUs, PSUs and PEPunits converted		(103)		(145)		(130)
Other		(3)		(4)		(6)
Balance, end of year		3,953		3,996		4,091
Retained Earnings
Balance, beginning of year		52,839		52,518		50,472
Cumulative effect of accounting changes		(145)		—		—
Net income attributable to PepsiCo		12,515		4,857		6,329
Cash dividends declared - common (b)		(5,098)		(4,536)		(4,282)
Cash dividends declared - preferred		—		—		(1)
Retirement of preferred stock		(164)		—		—
Balance, end of year		59,947		52,839		52,518
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,057)		(13,919)		(13,319)
Other comprehensive (loss)/income attributable to PepsiCo		(2,062)		862		(600)
Balance, end of year		(15,119)		(13,057)		(13,919)
Repurchased Common Stock
Balance, beginning of year	(446)	(32,757)	(438)	(31,468)	(418)	(29,185)
Share repurchases	(18)	(2,000)	(18)	(2,000)	(29)	(3,000)
Stock option exercises, RSUs, PSUs and PEPunits converted	6	469	10	708	9	712
Other	—	2	—	3	—	5
Balance, end of year	(458)	(34,286)	(446)	(32,757)	(438)	(31,468)
Total PepsiCo Common Shareholders’ Equity		14,518		11,045		11,246
Noncontrolling Interests
Balance, beginning of year		92		104		107
Net income attributable to noncontrolling interests		44		51		50
Distributions to noncontrolling interests		(49)		(62)		(55)
Currency translation adjustment		—		—		4
Other, net		(3)		(1)		(2)
Balance, end of year		84		92		104
Total Equity		$14,602		$10,981		$11,199

(a) Includes total tax benefits of $110 million in 2016.
(b) Cash dividends declared per common share were $3.5875, $3.1675 and $2.96 for 2018, 2017 and 2016, respectively.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally 50% or less. Intercompany balances and transactions are eliminated. As a result of exchange restrictions and other operating restrictions, we do not have control over our Venezuelan subsidiaries. As such, our Venezuelan subsidiaries are not included within our consolidated financial results for any period presented.
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

Our Divisions
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories with our largest operations in North America, Mexico, Russia, the United Kingdom and Brazil. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions and are considered our reportable segments. For additional unaudited information on our divisions, see “Our Operations” contained in “Item 1. Business.” The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	share-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.
Share-Based Compensation Expense
Our divisions are held accountable for share-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost.
The allocation of share-based compensation expense of each division is as follows:

	2018	2017	2016
FLNA	13%	13%	14%
QFNA	1%	1%	2%
NAB	18%	18%	22%
Latin America	8%	7%	7%
ESSA	9%	9%	11%
AMENA	8%	9%	10%
Corporate unallocated expenses	43%	43%	34%
The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
Pension and Retiree Medical Expense
Pension and retiree medical service costs measured at fixed discount rates are reflected in division results. The variance between the fixed discount rate used to determine the service cost reflected in division results and the discount rate as disclosed in Note 7 is reflected in corporate unallocated expenses.
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

Net revenue and operating profit of each division are as follows:

	Net Revenue			Operating Profit(b)
	2018(a)	2017	2016	2018	2017(c)	2016(c)
FLNA	$16,346	$15,798	$15,549	$5,008	$4,793	$4,612
QFNA	2,465	2,503	2,564	637	640	649
NAB	21,072	20,936	21,312	2,276	2,700	2,947
Latin America	7,354	7,208	6,820	1,049	924	904
ESSA	11,523	11,050	10,216	1,364	1,316	1,061
AMENA	5,901	6,030	6,338	1,172	1,073	619
Total division	64,661	63,525	62,799	11,506	11,446	10,792
Corporate unallocated expenses	—	—	—	(1,396)	(1,170)	(988)
	$64,661	$63,525	$62,799	$10,110	$10,276	$9,804

(a)
Our primary performance obligation is the distribution and sales of beverage products and food and snack products to our customers, each comprising approximately 50% of our consolidated net revenue. Internationally, our Latin America segment is predominantly a food and snack business, ESSA’s beverage business and food and snack business are each approximately 50% of the segment’s net revenue and AMENA’s beverage business and food and snack business are approximately 35% and 65%, respectively, of the segment’s net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our NAB and ESSA segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages. See Note 2 for additional information.

(b)	For further unaudited information on certain items that impacted our financial performance, see “Item 6. Selected Financial Data.”

(c)	Reflects the retrospective adoption of guidance requiring the presentation of non-service cost components of net periodic benefit cost below operating profit. See Note 2 for additional information.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, and certain other items.
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2018	2017	2018	2017	2016
FLNA	$6,577	$5,979	$840	$665	$801
QFNA	870	804	53	44	41
NAB	29,878	28,592	945	904	769
Latin America	6,458	4,976	492	481	507
ESSA (a)	17,410	13,556	479	481	439
AMENA	6,433	5,668	323	308	381
Total division	67,626	59,575	3,132	2,883	2,938
Corporate (b)	10,022	20,229	150	86	102
	$77,648	$79,804	$3,282	$2,969	$3,040

(a)	In 2018, the change in assets was primarily related to our acquisition of SodaStream.

(b)
Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment and tax assets. In 2018, the change in assets was primarily due to a decrease in short-term investments and cash and cash equivalents. Refer to the cash flow statement for additional information.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2018	2017	2016	2018	2017	2016
FLNA	$7	$7	$7	$457	$449	$435
QFNA	—	—	—	45	47	50
NAB	31	31	37	821	780	809
Latin America	5	5	5	253	245	211
ESSA	23	22	18	331	329	321
AMENA	3	3	3	237	257	294
Total division	69	68	70	2,144	2,107	2,120
Corporate	—	—	—	186	194	178
	$69	$68	$70	$2,330	$2,301	$2,298

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2018	2017	2016	2018	2017
United States	$37,148	$36,546	$36,732	$29,169	$28,418
Mexico	3,878	3,650	3,431	1,404	1,205
Russia (b)	3,191	3,232	2,648	3,926	4,708
Canada	2,736	2,691	2,692	2,565	2,739
United Kingdom	1,743	1,650	1,737	759	817
Brazil	1,335	1,427	1,305	639	777
All other countries (c)	14,630	14,329	14,254	12,169	9,200
	$64,661	$63,525	$62,799	$50,631	$47,864

(a)
Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Change in net revenue in 2017 primarily reflects appreciation of the Russian ruble. Change in long-lived assets in 2018 primarily reflects depreciation of the Russian ruble.

(c)	Change in long-lived assets in 2018 primarily related to our acquisition of SodaStream.
Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage products and food and snack products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. Merchandising activities are performed after a customer obtains control of the product, are accounted for as fulfillment of our performance obligation to ship or deliver product to our customers and are recorded in selling, general and administrative expenses. Merchandising activities are immaterial in the context of our contracts.
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
In addition, upon adoption of the revenue recognition guidance (see subsequent discussion of “Recently Issued Accounting Pronouncements - Adopted”), we exclude from net revenue and cost of sales, all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions.
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment.
We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses on our income statement.
We are exposed to concentration of credit risk from our major customers, including Walmart. In 2018, sales to Walmart (including Sam’s) represented approximately 13% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. We have not experienced credit issues with these customers.
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
The terms of most of our incentive arrangements do not exceed a year, and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $218 million as of December 29, 2018 and $262 million as of December 30, 2017 are included in prepaid expenses and other current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Customers” in “Item 1. Business.”
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

Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $4.2 billion in 2018, $4.1 billion in 2017 and $4.2 billion in 2016, including advertising expenses of $2.6 billion in 2018, $2.4 billion in 2017 and $2.5 billion in 2016. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $47 million and $46 million as of December 29, 2018 and December 30, 2017, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $10.5 billion in 2018, $9.9 billion in 2017 and $9.7 billion in 2016.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $204 million in 2018, $224 million in 2017 and $214 million in 2016. Net capitalized software and development costs were $577 million and $686 million as of December 29, 2018 and December 30, 2017, respectively.
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
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $680 million, $737 million and $760 million in 2018, 2017 and 2016, respectively, and are reported within selling, general and administrative expenses.
See “Research and Development” in “Item 1. Business” for additional unaudited information about our research and development activities.

Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment of indefinite lived-intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:

•	Basis of Presentation – Note 1 includes a description of our policies regarding use of estimates, basis of presentation and consolidation.

•	Property, Plant and Equipment – Note 4.

•	Income Taxes – Note 5, and for additional unaudited information, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Share-Based Compensation – Note 6.

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

•
Inventories – Note 15. Inventories are valued at the lower of cost or net realizable value. Cost is determined using the average; first-in, first-out (FIFO) or, in limited instances, last-in, first-out (LIFO) methods.

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
Recently Issued Accounting Pronouncements - Adopted
In 2017, the Financial Accounting Standards Board (FASB) issued guidance to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating profit and present the other components of net periodic benefit cost separately below operating profit in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. We adopted the provisions of this guidance retrospectively in the first quarter of 2018, using historical information previously disclosed in our pension and retiree medical benefits footnote as the estimation basis. We also updated our allocation of service costs to our divisions to better approximate actual service cost. The impact from retrospective adoption of this guidance resulted in an increase to cost of sales and selling, general and administrative expenses of $11 million and $222 million, respectively, for the year ended December 30, 2017 and an increase of $13 million and a decrease of $32 million, respectively, for the year ended December 31, 2016. We recorded a corresponding increase of $233 million and decrease of $19 million for the years ended December 30, 2017 and December 31, 2016, respectively, to other pension and retiree medical benefits income/(expense) below operating profit.
The (decreases)/increases to operating profit for each division and to corporate unallocated expenses are as follows:

	2017(a)	2016(b)
FLNA	$(30)	$(47)
QFNA	(2)	(4)
NAB	(7)	(12)
Latin America	16	17
ESSA	(38)	(47)
AMENA	—	—
Corporate unallocated expenses	(172)	112	(c)
Total	$(233)	$19

(a)
Includes restructuring charges of $66 million, including $13 million in our FLNA segment, $2 million in our QFNA segment, $11 million in our NAB segment, $7 million in our Latin America segment and $33 million in corporate unallocated expenses. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)
Includes restructuring charges of $5 million, including $1 million in our FLNA segment, $2 million in our NAB segment and $2 million in corporate unallocated expenses. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)
Reflects a settlement charge of $242 million related to a group annuity contract purchase. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The changes described above had no impact on our consolidated net revenue, net income or earnings per share. See Note 7 for further information on our service cost and other components of net periodic benefit cost for pension and retiree medical plans.
In 2016, the FASB issued guidance to clarify how restricted cash should be presented in the cash flow statement. We adopted the provisions of this guidance retrospectively during the first quarter of 2018; the adoption did not have a material impact on our financial statements and primarily related to collateral posted against our derivative asset or liability positions. See Note 9 and Note 13 for further information.

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
In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. We adopted the provisions of this guidance during the first quarter of 2018; the adoption did not have an impact on our financial statements. See Note 9 for further information on our investments in equity securities.
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
We utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We completed our contract and business process reviews and implemented changes to our controls and disclosures under the new guidance.
As a result of the implementation of the guidance, which did not have a material impact on our accounting policies upon adoption, in the first quarter of 2018, we recorded an adjustment of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition. In addition, we excluded from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions that were not already excluded. The impact of these taxes previously recognized in net revenue and cost of sales was approximately $75 million for the fiscal year ended December 30, 2017, with no impact on operating profit.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In 2018, the FASB issued guidance related to the TCJ Act for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. If elected, the guidance can be applied retrospectively to each period during which the impact of the TCJ Act is recognized or in the period of adoption. We will adopt the guidance when it becomes effective in the first quarter of 2019, but we are not planning to make the optional reclassification.

In 2017, the FASB issued guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. Under this guidance, certain of our derivatives used to hedge commodity price risk that did not previously qualify for hedge accounting treatment will qualify prospectively. We will adopt the guidance when it becomes effective in the first quarter of 2019. The guidance is not expected to have a material impact on our financial statements or disclosures. See Note 9 for further information.
In 2016, the FASB issued guidance on leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but record expenses in the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.
We continue to utilize a comprehensive approach to assess the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. We are substantially complete with our comprehensive review of our lease portfolio including significant leases by geography and by asset type that will be impacted by the new guidance, and enhancing our controls. In addition, we are progressing on the implementation of a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance.
As part of our adoption, we will not reassess historical lease classification, will not recognize short-term leases on our balance sheet, will utilize the portfolio approach to group leases with similar characteristics and will not separate lease and non-lease components for our real estate leases. We will adopt the guidance prospectively when it becomes effective in the first quarter of 2019. The guidance is not expected to have a material impact on our financial statements, with an expected increase of approximately 2% to each of our total assets and total liabilities on our balance sheet, subject to completion of our assessment. See Note 15 for our minimum lease payments under non-cancelable operating leases.
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2018	2017	2016
2019 Productivity Plan	$138	$—	$—
2014 Productivity Plan	170	295	160
Total restructuring and impairment charges	308	295	160
Other productivity initiatives	8	16	12
Total restructuring and impairment charges and other productivity initiatives	$316	$311	$172
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; simplify our organization and optimize our manufacturing and supply chain footprint.

A summary of our 2019 Productivity Plan charges is as follows:

2018
Costs of sales	$3
Selling, general and administrative expenses	100
Other pension and retiree medical benefits expense	35
Total restructuring and impairment charges	$138
After-tax amount	$109
Net income attributable to PepsiCo per common share	$0.08

2018
FLNA	$31
QFNA	5
NAB	40
Latin America	9
ESSA	8
AMENA	3
Corporate	7
103
Other pension and retiree medical benefits expense	35
$138
A summary of our 2019 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs(a)	Total
2018 restructuring charges	$137	$—	$1	$138
Non-cash charges and translation	(32)	—	—	(32)
Liability as of December 29, 2018	$105	$—	$1	$106

(a)	Includes other costs associated with the implementation of our initiatives, including consulting and other professional fees.
Substantially all of the restructuring accrual at December 29, 2018 is expected to be paid by the end of 2019.
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

A summary of our 2014 Productivity Plan charges is as follows:

	2018	2017	2016
Selling, general and administrative expenses	$169	$229	$155
Other pension and retiree medical benefits expense	1	66	5
Total restructuring and impairment charges	$170	$295	$160
After-tax amount	$143	$224	$134
Net income attributable to PepsiCo per common share	$0.10	$0.16	$0.09

	2018	2017	2016	Plan to Date
FLNA	$8	$67	$13	$171
QFNA	2	11	1	34
NAB	51	54	35	352
Latin America	30	63	27	182
ESSA	55	53	60	282
AMENA (a)	25	(3)	14	69
Corporate (b)	(1)	50	10	114
	$170	$295	$160	$1,204

(a)	In 2017, income amount primarily reflects a gain on the sale of property, plant and equipment.

(b)	In 2018, income amount primarily relates to other pension and retiree medical benefits.

	Severance and Other Employee Costs	Asset Impairments	Other Costs(a)	Total
Plan to Date	$713	$182	$309	$1,204

(a)	Includes other costs associated with the implementation of our initiatives, including certain consulting and contract termination costs.
A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs		Total
Liability as of December 26, 2015	$61	$—	$20		$81
2016 restructuring charges	88	36	36		160
Cash payments	(46)	—	(49)		(95)
Non-cash charges and translation	(15)	(36)	1		(50)
Liability as of December 31, 2016	88	—	8		96
2017 restructuring charges	280	21	(6)	(a)	295
Cash payments	(91)	—	(22)		(113)
Non-cash charges and translation	(65)	(21)	34		(52)
Liability as of December 30, 2017	212	—	14		226
2018 restructuring charges	86	28	56		170
Cash payments (b)	(203)	—	(52)		(255)
Non-cash charges and translation	(4)	(28)	5		(27)
Liability as of December 29, 2018	$91	$—	$23		$114

(a)	Income amount represents adjustments for changes in estimates and a gain on the sale of property, plant, and equipment.

(b)	Excludes cash expenditures of $11 million reported in the cash flow statement in pension and retiree medical plan contributions.
Substantially all of the restructuring accrual at December 29, 2018 is expected to be paid by the end of 2019.

Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.
See additional unaudited information in “Items Affecting Comparability” and “Results of Operations – Division Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2018	2017	2016
Property, plant and equipment, net
Land		$1,078	$1,148
Buildings and improvements	15 - 44	8,941	8,796
Machinery and equipment, including fleet and software	5 - 15	27,715	27,018
Construction in progress		2,430	2,144
		40,164	39,106
Accumulated depreciation		(22,575)	(21,866)
		$17,589	$17,240
Depreciation expense		$2,241	$2,227	$2,217
Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets is as follows:

		2018			2017			2016
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$838	$(140)	$698	$858	$(128)	$730
Reacquired franchise rights	5 – 14	106	(105)	1	106	(104)	2
Brands	20 – 40	1,306	(1,032)	274	1,322	(1,026)	296
Other identifiable intangibles (a)	10 – 24	959	(288)	671	521	(281)	240
		$3,209	$(1,565)	$1,644	$2,807	$(1,539)	$1,268
Amortization expense				$69			$68	$70

(a)	The change in 2018 is primarily related to our acquisition of SodaStream.
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 29, 2018 and using average 2018 foreign exchange rates, is expected to be as follows:

	2019	2020	2021	2022	2023
Five-year projected amortization	$89	$89	$87	$85	$83
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
Indefinite-Lived Intangible Assets
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016. We recognized no material impairment charges for indefinite-lived intangible assets in each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016. As of December 29, 2018, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceeded their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the macroeconomic conditions in Russia and Brazil on the estimated fair value of our indefinite-lived intangible assets in these countries and have concluded that there were no material impairments for the year ended December 29, 2018. However, there could be an impairment of the carrying value of certain brands in these countries if there is a deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows, if there are significant changes in the decisions regarding assets that do not perform consistent with our expectations, or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. For additional information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2017	Translation and Other	Balance, End of 2017	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2018
FLNA
Goodwill	$270	$10	$280	$28	$(11)	$297
Brands	23	2	25	138	(2)	161
	293	12	305	166	(13)	458
QFNA
Goodwill	175	—	175	9	—	184
Brands	—	—	—	25	—	25
	175	—	175	34	—	209
NAB (a)
Goodwill	9,843	11	9,854	—	(41)	9,813
Reacquired franchise rights	7,064	62	7,126	—	(68)	7,058
Acquired franchise rights	1,512	13	1,525	—	(15)	1,510
Brands	314	39	353	—	—	353
	18,733	125	18,858	—	(124)	18,734
Latin America
Goodwill	553	2	555	—	(46)	509
Brands	150	(9)	141	—	(14)	127
	703	(7)	696	—	(60)	636
ESSA (b)
Goodwill	3,177	275	3,452	526	(367)	3,611
Reacquired franchise rights	488	61	549	(1)	(51)	497
Acquired franchise rights	184	11	195	(25)	(9)	161
Brands	2,358	187	2,545	1,993	(350)	4,188
	6,207	534	6,741	2,493	(777)	8,457
AMENA
Goodwill	412	16	428	—	(34)	394
Brands	103	8	111	—	(10)	101
	515	24	539	—	(44)	495

Total goodwill	14,430	314	14,744	563	(499)	14,808
Total reacquired franchise rights	7,552	123	7,675	(1)	(119)	7,555
Total acquired franchise rights	1,696	24	1,720	(25)	(24)	1,671
Total brands	2,948	227	3,175	2,156	(376)	4,955
	$26,626	$688	$27,314	$2,693	$(1,018)	$28,989

(a)	The change in translation and other in 2018 primarily reflects the depreciation of the Canadian dollar.

(b)
The change in acquisitions/(divestitures) in 2018 is primarily related to the preliminary allocation of the purchase price for our acquisition of SodaStream. See Note 14 for further information. The change in translation and other in 2018 primarily reflects the depreciation of the Russian ruble, euro and Pound sterling. The change in translation and other in 2017 primarily reflects the appreciation of the Russian ruble and euro.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

		2018	2017	2016
United States		$3,864	$3,452	$2,630
Foreign		5,325	6,150	5,923
		$9,189	$9,602	$8,553

The (benefit from)/provision for income taxes consisted of the following:
		2018	2017	2016
Current:	U.S. Federal	$437	$4,925	$1,219
	Foreign	378	724	824
	State	63	136	77
		878	5,785	2,120
Deferred:	U.S. Federal	140	(1,159)	109
	Foreign	(4,379)	(9)	(33)
	State	(9)	77	(22)
		(4,248)	(1,091)	54
		$(3,370)	$4,694	$2,174
A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2018	2017	2016
U.S. Federal statutory tax rate	21.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.5	0.9	0.4
Lower taxes on foreign results	(2.2)	(9.4)	(8.0)
One-time mandatory transition tax - TCJ Act	0.1	41.4	—
Remeasurement of deferred taxes - TCJ Act	(0.4)	(15.9)	—
International reorganizations	(47.3)	—	—
Tax settlements	(7.8)	—	—
Other, net	(0.6)	(3.1)	(2.0)
Annual tax rate	(36.7)%	48.9%	25.4%
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion ($1.70 per share) in the fourth quarter of 2017. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Included in the provisional net tax expense of $2.5 billion recognized in the fourth quarter of 2017, was a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This provisional mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act, and reflected in our provision for income taxes.

During 2018, we recognized a net tax benefit of $28 million ($0.02 per share) primarily reflecting the impact of the final analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries, partially offset by additional transition tax guidance issued by the United States Department of Treasury, as well as the TCJ Act impact of both the conclusion of certain international tax audits and the resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, each discussed below.
As of December 29, 2018, our mandatory transition tax liability is $3.8 billion. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years; we currently expect to pay approximately $0.4 billion of this liability in 2019 and the remainder over the period 2020 to 2026.
The TCJ Act also created a requirement that certain income earned by foreign subsidiaries, known as GILTI, must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the first quarter of 2018, we elected to treat the tax effect of GILTI as a current-period expense when incurred.
In 2017, the SEC issued guidance related to the TCJ Act which allowed recording of provisional tax expense using a measurement period, not to exceed one year, when information necessary to complete the accounting for the effects of the TCJ Act is not available. We elected to apply the measurement period provisions of this guidance to certain income tax effects of the TCJ Act when it became effective in the fourth quarter of 2017. The provisional measurement period ended in the fourth quarter of 2018. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods.
For further unaudited information and discussion, refer to “Item 1A. Risk Factors,” “Our Business Risks,” “Our Liquidity and Capital Resources” and “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
International Reorganizations
During the fourth quarter of 2018, we reorganized certain of our international operations, including the intercompany transfer of certain intangible assets. As a result, we recognized other net tax benefits of $4.3 billion ($3.05 per share). The related deferred tax asset of $4.4 billion is expected to be amortized over a period of 15 years beginning in 2019. Additionally, the reorganization generated significant net operating loss carryforwards and related deferred tax assets that are not expected to be realized, resulting in the recording of a full valuation allowance.

Deferred tax liabilities and assets are comprised of the following:
Deferred Tax Liabilities

	2018	2017
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	1,303	1,397
Intangible assets other than nondeductible goodwill	—	3,169
Recapture of net operating losses	414	—
Other	71	50
Gross deferred tax liabilities	2,366	5,194
Deferred tax assets
Net carryforwards	4,353	1,400
Intangible assets other than nondeductible goodwill	985	—
Share-based compensation	106	107
Retiree medical benefits	167	198
Other employee-related benefits	303	338
Pension benefits	221	22
Deductible state tax and interest benefits	110	157
Other	739	893
Gross deferred tax assets	6,984	3,115
Valuation allowances	(3,753)	(1,163)
Deferred tax assets, net	3,231	1,952
Net deferred tax (assets)/liabilities	$(865)	$3,242
A summary of our valuation allowance activity is as follows:

	2018	2017	2016
Balance, beginning of year	$1,163	$1,110	$1,136
Provision	2,639	33	13
Other (deductions)/additions	(49)	20	(39)
Balance, end of year	$3,753	$1,163	$1,110
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
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2017	2014-2016
Mexico	2017	None
United Kingdom	2016-2017	None
Canada (Domestic)	2014-2017	2014-2015
Canada (International)	2010-2017	2010-2015
Russia	2014-2017	2014-2017

During 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. Additionally, during 2018, we recognized non-cash tax benefits of $353 million ($0.24 per share) as a result of our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013, including the associated state impact.
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
As of December 29, 2018, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.4 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $179 million as of December 29, 2018, which reflects a reduction of the prior year liability of $64 million of tax benefit that was recognized in 2018. The gross amount of interest accrued, reported in other liabilities, was $283 million as of December 30, 2017, of which $89 million of expense was recognized in 2017.
A reconciliation of unrecognized tax benefits is as follows:

	2018	2017
Balance, beginning of year	$2,212	$1,885
Additions for tax positions related to the current year	142	309
Additions for tax positions from prior years	197	86
Reductions for tax positions from prior years	(822)	(51)
Settlement payments	(233)	(4)
Statutes of limitations expiration	(42)	(33)
Translation and other	(14)	20
Balance, end of year	$1,440	$2,212
Carryforwards and Allowances
Operating loss carryforwards totaling $24.9 billion at year-end 2018 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2019, $20.5 billion between 2020 and 2038 and $4.2 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
In connection with the enactment of the TCJ Act, during 2018, we repatriated $20.4 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. federal income tax liability. As of December 29, 2018, we had approximately $24 billion of undistributed international earnings. We intend to continue to reinvest $24 billion of earnings outside the United States for the foreseeable future and while U.S. federal tax expense has been recognized as a result of the TCJ Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. PepsiCo has granted stock options, restricted stock units (RSUs), performance stock units (PSUs), PepsiCo equity performance units (PEPunits) and long-term cash awards to employees under the shareholder-approved PepsiCo, Inc. Long-Term Incentive Plan (LTIP). Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect stock options receive four stock options for every one RSU that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and were granted 66% PSUs and 34% long-term cash, each of which are subject to pre-established performance targets.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs, PSUs and PEPunits.
As of December 29, 2018, 66 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense and excess tax benefits recognized:

	2018	2017		2016
Share-based compensation expense - equity awards	$256	$292		$284
Share-based compensation expense - liability awards	20	13		5
Restructuring and impairment charges	(6)	(2)		5
Total	$270	$303		$294
Income tax benefits recognized in earnings related to share-based compensation	$45	$89	(a)	$91
Excess tax benefits related to share-based compensation (b)	$48	$115		$110

(a)	Reflects tax rates effective for the 2017 tax year.

(b)	Included in provision for income taxes in the income statement in 2018 and 2017; included in capital in excess of par value in the equity statement in 2016.
As of December 29, 2018, there was $282 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2018	2017	2016
Expected life	5 years	5 years	6 years
Risk-free interest rate	2.6%	2.0%	1.4%
Expected volatility	12%	11%	12%
Expected dividend yield	2.7%	2.7%	2.7%
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
A summary of our stock option activity for the year ended December 29, 2018 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(b)
Outstanding at December 30, 2017	19,013	$74.23
Granted	1,429	$108.88
Exercised	(4,377)	$62.95
Forfeited/expired	(476)	$94.85
Outstanding at December 29, 2018	15,589	$79.94	4.29	$474,746
Exercisable at December 29, 2018	11,547	$70.74	2.92	$457,529
Expected to vest as of December 29, 2018	3,713	$106.02	8.17	$16,606

(a)	Options are in thousands and include options previously granted under the PBG plan. No additional options or shares were granted under the PBG plan after 2009.

(b)	In thousands.
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
A summary of our RSU and PSU activity for the year ended December 29, 2018 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 30, 2017	7,293	$102.30
Granted (b)	2,634	$108.75
Converted	(2,362)	$99.73
Forfeited	(647)	$105.21
Actual performance change (c)	257	$98.92
Outstanding at December 29, 2018 (d)	7,175	$105.13	1.22	$791,878
Expected to vest as of December 29, 2018	6,667	$104.90	1.15	$735,813

(a)	In thousands.

(b)	Grant activity for all PSUs are disclosed at target.

(c)	Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PSUs for which the performance period has not ended as of December 29, 2018, at the threshold, target and maximum award levels were zero, 0.9 million and 1.6 million, respectively.
PEPunits
PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The fair value of PEPunits is measured using the Monte-Carlo simulation model.
PEPunits were last granted in 2015 and all 248,000 units outstanding at December 30, 2017, with a weighted average grant date fair value of $68.94, were converted to 278,000 shares during fiscal year 2018.
Long-Term Cash
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

A summary of our long-term cash activity for the year ended December 29, 2018 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 30, 2017	$33,200
Granted (b)	20,926
Forfeited	(2,292)
Actual performance change (c)	2,876
Outstanding at December 29, 2018 (d)	$54,710	$55,809	1.22
Expected to vest as of December 29, 2018	$51,159	$52,148	1.17

(a)	In thousands.

(b)	Grant activity for all long-term cash awards are disclosed at target.

(c)	Reflects the net number of long-term cash awards above and below target levels based on actual performance measured at the end of the performance period.

(d)
The outstanding long-term cash awards for which the performance period has not ended as of December 29, 2018, at the threshold, target and maximum award levels were zero, 37.3 million and 74.5 million, respectively.

Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2018	2017	2016
Stock Options
Total number of options granted (a)	1,429	1,481	1,743
Weighted-average grant-date fair value of options granted	$9.80	$8.25	$6.94
Total intrinsic value of options exercised (a)	$224,663	$327,860	$290,131
Total grant-date fair value of options vested (a)	$15,506	$23,122	$18,840
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,634	2,824	3,054
Weighted-average grant-date fair value of RSUs/PSUs granted	$108.75	$109.92	$99.06
Total intrinsic value of RSUs/PSUs converted (a)	$260,287	$380,269	$359,401
Total grant-date fair value of RSUs/PSUs vested (a)	$232,141	$264,923	$257,648
PEPunits
Total intrinsic value of PEPunits converted (a)	$30,147	$39,782	$38,558
Total grant-date fair value of PEPunits vested (a)	$9,430	$18,833	$16,572

(a)	In thousands.
As of December 29, 2018 and December 30, 2017, there were approximately 248,000 and 250,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
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
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in other pension and retiree medical benefits income/(expense) for the following year based upon the average remaining service life for participants in Plan A (approximately 10 years) and retiree medical (approximately 7 years), or the remaining life expectancy for participants in Plan I (approximately 25 years). The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits income/(expense) on a straight-line basis over the average remaining service life for participants in Plan A or the remaining life expectancy for participants in Plan I.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2018	2017	2018	2017	2018	2017
Change in projected benefit liability
Liability at beginning of year	$14,777	$13,192	$3,490	$3,124	$1,187	$1,208
Service cost	431	401	92	91	32	28
Interest cost	482	468	93	89	34	36
Plan amendments	83	10	2	2	—	(5)
Participant contributions	—	—	2	2	—	—
Experience (gain)/loss	(972)	1,529	(230)	5	(147)	21
Benefit payments	(956)	(825)	(114)	(104)	(108)	(107)
Settlement/curtailment	(74)	(58)	(35)	(22)	—	—
Special termination benefits	36	60	2	—	1	2
Other, including foreign currency adjustment	—	—	(204)	303	(3)	4
Liability at end of year	$13,807	$14,777	$3,098	$3,490	$996	$1,187

Change in fair value of plan assets
Fair value at beginning of year	$12,582	$11,458	$3,460	$2,894	$321	$320
Actual return on plan assets	(789)	1,935	(136)	288	(21)	52
Employer contributions/funding	1,495	60	120	104	93	56
Participant contributions	—	—	2	2	—	—
Benefit payments	(956)	(825)	(114)	(104)	(108)	(107)
Settlement	(74)	(46)	(32)	(18)	—	—
Other, including foreign currency adjustment	—	—	(210)	294	—	—
Fair value at end of year	$12,258	$12,582	$3,090	$3,460	$285	$321
Funded status	$(1,549)	$(2,195)	$(8)	$(30)	$(711)	$(866)

Amounts recognized
Other assets	$185	$286	$81	$85	$—	$—
Other current liabilities	(107)	(74)	(1)	(1)	(41)	(75)
Other liabilities	(1,627)	(2,407)	(88)	(114)	(670)	(791)
Net amount recognized	$(1,549)	$(2,195)	$(8)	$(30)	$(711)	$(866)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$4,093	$3,520	$780	$782	$(287)	$(189)
Prior service cost/(credit)	109	29	(1)	(3)	(51)	(71)
Total	$4,202	$3,549	$779	$779	$(338)	$(260)

Changes recognized in net loss/(gain) included in other comprehensive loss
Net loss/(gain) arising in current year	$760	$431	$103	$(115)	$(107)	$(9)
Amortization and settlement recognition	(187)	(131)	(56)	(60)	8	12
Foreign currency translation (gain)/loss	—	—	(49)	73	1	1
Total	$573	$300	$(2)	$(102)	$(98)	$4

Accumulated benefit obligation at end of year	$12,890	$13,732	$2,806	$2,985
The net loss/(gain) arising in the current year is attributed to actual asset returns different from expected returns, partially offset by the change in discount rate.

The amount we report in operating profit as pension and retiree medical cost is service cost, which is the value of benefits earned by employees for working during the year.
The amounts we report below operating profit as pension and retiree medical cost consist of the following components:

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

•	Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$431	$401	$393	$92	$91	$80	$32	$28	$31
Interest cost	482	468	484	93	89	94	34	36	41
Expected return on plan assets	(943)	(849)	(834)	(197)	(176)	(163)	(19)	(22)	(24)
Amortization of prior service cost/(credits)	3	1	(1)	—	—	—	(20)	(25)	(38)
Amortization of net losses/(gains)	179	123	168	45	53	40	(8)	(12)	(1)
	152	144	210	33	57	51	19	5	9
Settlement/curtailment losses/(gain) (a)	8	8	245	6	11	9	—	—	(14)
Special termination benefits	36	60	11	2	—	1	1	2	1
Total	$196	$212	$466	$41	$68	$61	$20	$7	$(4)

(a)
U.S. includes a settlement charge of $242 million related to the group annuity contract purchase in 2016. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides the weighted-average assumptions used to determine projected benefit liability and net periodic benefit cost for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Liability discount rate	4.4%	3.7%	4.4%	3.4%	3.0%	3.1%	4.2%	3.5%	4.0%
Service cost discount rate	3.8%	4.5%	4.6%	3.5%	3.6%	4.1%	3.6%	4.0%	4.3%
Interest cost discount rate	3.4%	3.7%	3.8%	2.8%	2.8%	3.5%	3.0%	3.2%	3.3%
Expected return on plan assets	7.2%	7.5%	7.5%	6.0%	6.0%	6.2%	6.5%	7.5%	7.5%
Liability rate of salary increases	3.1%	3.1%	3.1%	3.7%	3.7%	3.6%
Expense rate of salary increases	3.1%	3.1%	3.1%	3.7%	3.6%	3.6%
The following table provides selected information about plans with accumulated benefit obligation and total projected benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2018	2017	2018	2017	2018	2017
Selected information for plans with accumulated benefit obligation in excess of plan assets
Liability for service to date	$(8,040)	$(8,355)	$(155)	$(161)
Fair value of plan assets	$7,223	$6,919	$121	$119
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(8,957)	$(9,400)	$(514)	$(1,273)	$(996)	$(1,187)
Fair value of plan assets	$7,223	$6,919	$426	$1,158	$285	$321
Of the total projected pension benefit liability as of December 29, 2018, approximately $830 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2019	2020	2021	2022	2023	2024 - 2028
Pension	$1,060	$960	$875	$915	$950	$5,265
Retiree medical (a)	$115	$105	$100	$100	$95	$395

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $2 million for each of the years from 2019 through 2023 and approximately $6 million in total for 2024 through 2028.

These future benefit payments to beneficiaries include payments from both funded and unfunded plans.
Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2018	2017	2016	2018	2017	2016
Discretionary (a)	$1,417	$6	$459	$37	$—	$—
Non-discretionary	198	158	200	56	56	36
Total	$1,615	$164	$659	$93	$56	$36

(a)
Includes $1.4 billion contribution in 2018 to fund Plan A in the United States. Includes $452 million in 2016 relating to the funding of the group annuity contract purchase from an unrelated insurance company.

In January 2019, we made discretionary contributions of $150 million to Plan A in the United States. In addition, in 2019, we expect to make non-discretionary contributions of approximately $205 million to our U.S. and international pension benefit plans and approximately $40 million for retiree medical benefits. We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
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
For 2019 and 2018, our expected long-term rate of return on U.S. plan assets is 7.1% and 7.2%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2019	2018
Fixed income	47%	47%
U.S. equity	29%	29%
International equity	20%	20%
Real estate	4%	4%
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

Plan assets measured at fair value as of fiscal year-end 2018 and 2017 are categorized consistently by level, and are as follows:

	2018				2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. plan assets (a)
Equity securities, including preferred stock (b)	$5,605	$5,595	$10	$—	$6,904
Government securities (c)	1,674	—	1,674	—	1,365
Corporate bonds (c)	4,145	—	4,145	—	3,429
Mortgage-backed securities (c)	212	—	212	—	217
Contracts with insurance companies (d)	9	—	—	9	8
Cash and cash equivalents	215	215	—	—	236
Sub-total U.S. plan assets	11,860	$5,810	$6,041	$9	12,159
Real estate commingled funds measured at net asset value (e)	618				675
Dividends and interest receivable, net of payables	65				69
Total U.S. plan assets	$12,543				$12,903
International plan assets
Equity securities (b)	$1,651	$1,621	$30	$—	$1,928
Government securities (c)	433	—	433	—	492
Corporate bonds (c)	478	—	478	—	493
Fixed income commingled funds (f)	356	356	—	—	383
Contracts with insurance companies (d)	36	—	—	36	36
Cash and cash equivalents	27	27	—	—	19
Sub-total international plan assets	2,981	$2,004	$941	$36	3,351
Real estate commingled funds measured at net asset value (e)	102				102
Dividends and interest receivable	7				7
Total international plan assets	$3,090				$3,460

(a)
2018 and 2017 amounts include $285 million and $321 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

(b)
The equity securities portfolio was invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio in the U.S. was invested in domestic and international corporate preferred stock investments. The common stock is based on quoted prices in active markets. The U.S. commingled funds are based on fair values of the investments owned by these funds that are benchmarked against various U.S. large, mid-cap and small company indices, and includes one large-cap fund that represents 15% and 19% of total U.S. plan assets for 2018 and 2017, respectively. The international commingled funds are based on the fair values of the investments owned by these funds that track various non-U.S. equity indices. The preferred stock investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(c)
These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 28% and 23% of total U.S. plan assets for 2018 and 2017, respectively.

(d)
Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 29, 2018 and December 30, 2017.

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

(f)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

Retiree Medical Cost Trend Rates

	2019	2018
Average increase assumed	6%	6%
Ultimate projected increase	5%	5%
Year of ultimate projected increase	2039	2039

These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability, however the cap on our share of retiree medical costs limits the impact.
Savings Plan
Certain U.S. employees are eligible to participate in a 401(k) savings plan, which is a voluntary defined contribution plan. The plan is designed to help employees accumulate savings for retirement, and we make Company matching contributions for certain employees on a portion of eligible pay based on years of service.
Certain U.S. salaried employees, who are not eligible to participate in a defined benefit pension plan, are also eligible to receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution.
In 2018, 2017 and 2016, our total Company contributions were $180 million, $176 million and $164 million, respectively.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 8 — Debt Obligations
The following table summarizes the Company’s debt obligations:

	2018(a)	2017(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$3,953	$4,020
Commercial paper (1.3%)	—	1,385
Other borrowings (6.0% and 4.7%)	73	80
	$4,026	$5,485
Long-term debt obligations (b)
Notes due 2018 (2.4%)	$—	$4,016
Notes due 2019 (3.1% and 2.1%)	3,948	3,933
Notes due 2020 (3.9% and 3.1%)	3,784	3,792
Notes due 2021 (3.1% and 2.4%)	3,257	3,300
Notes due 2022 (2.8% and 2.6%)	3,802	3,853
Notes due 2023 (2.9% and 2.4%)	1,270	1,257
Notes due 2024-2047 (3.7% and 3.8%)	16,161	17,634
Other, due 2018-2026 (1.3% and 1.3%)	26	31
	32,248	37,816
Less: current maturities of long-term debt obligations	(3,953)	(4,020)
Total	$28,295	$33,796

(a)	Amounts are shown net of unamortized net discounts of $119 million and $155 million for 2018 and 2017, respectively.

(b)
The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for additional information regarding our interest rate derivative instruments.

As of December 29, 2018, our international debt of $62 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.

In 2018, we completed a cash tender offer for certain notes issued by PepsiCo and predecessors to a PepsiCo subsidiary for $1.6 billion in cash to redeem the following amounts:

Interest Rate	Maturity Date	Amount Tendered
7.290%	September 2026	$11
7.440%	September 2026	$4
7.000%	March 2029	$357
5.500%	May 2035	$138
4.875%	November 2040	$410
5.500%	January 2040	$408
We also completed an exchange offer for certain notes issued by predecessors to a PepsiCo subsidiary for the following newly issued PepsiCo notes. These notes were issued in an aggregate principal amount equal to the exchanged notes:

Interest Rate	Maturity Date	Amount
7.290%	September 2026	$88
7.440%	September 2026	$21
7.000%	March 2029	$516
5.500%	May 2035	$107
As a result of the above transactions, we recorded a pre-tax charge of $253 million ($191 million after-tax or $0.13 per share) to interest expense, primarily representing the tender price paid over the carrying value of the tendered notes. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In 2018, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 4, 2023. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in 2018, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 3, 2019. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 5, 2017. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 29, 2018, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, which primarily include swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for energy, agricultural products and metals. Ineffectiveness for those derivatives that qualify for hedge accounting treatment was not material for all periods presented. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.
Our commodity derivatives had a total notional value of $1.1 billion as of December 29, 2018 and $0.9 billion as of December 30, 2017.
Foreign Exchange
Our operations outside of the United States generated 43% of our net revenue in 2018, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue in 2018. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold.
Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on our income statement as incurred. We also use net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
Our foreign currency derivatives had a total notional value of $2.0 billion as of December 29, 2018 and $1.6 billion as of December 30, 2017. The total notional amount of our debt instruments designated as net investment hedges was $0.9 billion as of December 29, 2018 and $1.5 billion as of December 30, 2017. Ineffectiveness for derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $10.5 billion as of December 29, 2018 and $14.2 billion as of December 30, 2017. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of December 29, 2018, approximately 29% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 43% as of December 30, 2017.
Available-for-Sale Securities
Investments in debt securities are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale debt securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale debt securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of December 29, 2018 and December 30, 2017 were not material. Changes in the fair value of available-for-sale debt securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any debt security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a debt security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular debt security. We recorded no other-than-temporary impairment charges on our available-for-sale debt securities for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
In 2017, we recorded a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. The gain on the sale of this equity investment was recorded in our ESSA segment in selling, general and administrative expenses. See Note 2 for additional information on investments in certain equity securities.
KSF Beverage Holding Co., Ltd.
During 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in KSFB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with KSFB’s future financial performance arising from the disclosure by KSFB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses on our income statement and reduced the value of our 5% indirect equity interest in KSFB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in KSFB was $166 million as of December 29, 2018 and December 30, 2017. We continue to monitor the impact of economic and other developments on the remaining value of our investment in KSFB.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 29, 2018 and December 30, 2017 are categorized as follows:

		2018		2017
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$3,658	$—	$14,510	$—
Short-term investments (c)	1	$196	$—	$228	$—
Prepaid forward contracts (d)	2	$22	$—	$27	$—
Deferred compensation (e)	2	$—	$450	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$1	$108	$24	$130
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$44	$14	$15	$31
Interest rate (g)	2	—	323	—	213
Commodity (h)	1	—	1	—	2
Commodity (i)	2	—	3	2	—
		$44	$341	$17	$246
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$3	$10	$10	$3
Commodity (h)	1	2	17	—	19
Commodity (i)	2	5	92	85	12
		$10	$119	$95	$34
Total derivatives at fair value (j)		$55	$568	$136	$410
Total		$3,931	$1,018	$14,901	$913

(a)
Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of December 29, 2018, these debt securities were primarily classified as cash equivalents. As of December 30, 2017, $5.8 billion and $8.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. The decrease primarily reflects net maturities and sales of debt securities with maturities greater than three months. Refer to the cash flow statement and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on use of these proceeds.

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

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 29, 2018 and December 30, 2017 were not material. Collateral received or posted against any of our asset or liability positions were not material. Collateral posted is classified as restricted cash. See Note 13 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of December 29, 2018 and

December 30, 2017 was $32 billion and $41 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2018	2017	2018	2017	2018	2017
Foreign exchange	$9	$(15)	$(52)	$62	$(8)	$10
Interest rate	53	101	110	(195)	119	(184)
Commodity	117	(48)	3	3	—	3
Net investment	—	—	(77)	157	—	—
Total	$179	$38	$(16)	$27	$111	$(171)

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

Based on current market conditions, we expect to reclassify net gains of $5 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2018		2017		2016
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$12,515		$4,857		$6,329
Preferred shares:
Dividends	—		—		(1)
Redemption premium	(2)		(4)		(5)
Net income available for PepsiCo common shareholders	$12,513	1,415	$4,853	1,425	$6,323	1,439
Basic net income attributable to PepsiCo per common share	$8.84		$3.40		$4.39
Net income available for PepsiCo common shareholders	$12,513	1,415	$4,853	1,425	$6,323	1,439
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	10	—	12	1	12
Employee stock ownership plan (ESOP) convertible preferred stock	2	—	4	1	5	1
Diluted	$12,515	1,425	$4,857	1,438	$6,329	1,452
Diluted net income attributable to PepsiCo per common share	$8.78		$3.38		$4.36

(a)	Weighted-average common shares outstanding (in millions).
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	2018	2017	2016
Out-of-the-money options (a)	0.7	0.4	0.7
Average exercise price per option	$109.83	$110.12	$99.98

(a)	In millions.
Note 11 — Preferred Stock
In connection with our merger with The Quaker Oats Company (Quaker) in 2001, shares of our convertible preferred stock were authorized and issued to an ESOP fund established by Quaker. Quaker made the final award to its ESOP in June 2001.
In 2018, all of the outstanding shares of our convertible preferred stock were converted into an aggregate of 550,102 shares of our common stock at the conversion ratio set forth in Exhibit A to our amended and restated articles of incorporation. As a result, there are no shares of our convertible preferred stock outstanding as of December 29, 2018 and our convertible preferred stock is retired for accounting purposes.
As of December 30, 2017, there were 3 million shares of convertible preferred stock authorized, 803,953 preferred shares issued and 114,753 shares outstanding. The outstanding preferred shares had a fair value of $68 million as of December 30, 2017.
Activities of our preferred stock are included in the equity statement.

Note 12 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 26, 2015 (a)	$(11,080)	$37	$(2,329)	$88	$(35)	$(13,319)
Other comprehensive (loss)/income before reclassifications	(313)	(74)	(750)	(43)	—	(1,180)
Amounts reclassified from accumulated other comprehensive loss	—	150	407	—	—	557
Net other comprehensive (loss)/income	(313)	76	(343)	(43)	—	(623)
Tax amounts	7	(30)	27	19	—	23
Balance as of December 31, 2016 (a)	(11,386)	83	(2,645)	64	(35)	(13,919)
Other comprehensive (loss)/income before reclassifications (b)	1,049	130	(375)	25	—	829
Amounts reclassified from accumulated other comprehensive loss	—	(171)	158	(99)	—	(112)
Net other comprehensive (loss)/income	1,049	(41)	(217)	(74)	—	717
Tax amounts	60	5	58	6	16	145
Balance as of December 30, 2017 (a)	(10,277)	47	(2,804)	(4)	(19)	(13,057)
Other comprehensive (loss)/income before reclassifications (c)	(1,664)	(61)	(813)	6	—	(2,532)
Amounts reclassified from accumulated other comprehensive loss	44	111	218	—	—	373
Net other comprehensive (loss)/income	(1,620)	50	(595)	6	—	(2,159)
Tax amounts	(21)	(10)	128	—	—	97
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$2	$(19)	$(15,119)

(a)
Pension and retiree medical amounts are net of taxes of $1,253 million as of December 26, 2015, $1,280 million as of December 31, 2016, $1,338 million as of December 30, 2017 and $1,466 million as of December 29, 2018.

(b)	Currency translation adjustment primarily reflects the appreciation of the euro, Russian ruble, Pound sterling and Canadian dollar.

(c)	Currency translation adjustment primarily reflects the depreciation of the Russian ruble, Canadian dollar, Pound sterling and Brazilian real.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2018	2017	2016
Currency translation:
Divestitures	$44	$—	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$2	Net revenue
Foreign exchange contracts	(7)	10	(46)	Cost of sales
Interest rate derivatives	119	(184)	187	Interest expense
Commodity contracts	3	4	3	Cost of sales
Commodity contracts	(3)	(1)	4	Selling, general and administrative expenses
Net losses/(gains) before tax	111	(171)	150
Tax amounts	(27)	64	(63)
Net losses/(gains) after tax	$84	$(107)	$87

Pension and retiree medical items:
Amortization of net prior service credit	$(17)	$(24)	$(39)	Other pension and retiree medical benefits income/(expense)
Amortization of net losses	216	167	209	Other pension and retiree medical benefits income/(expense)
Settlement/curtailment	19	15	237	Other pension and retiree medical benefits income/(expense)
Net losses before tax	218	158	407
Tax amounts	(45)	(44)	(144)
Net losses after tax	$173	$114	$263

Available-for-sale securities:
Sale of Britvic securities	$—	$(99)	$—	Selling, general and administrative expenses
Tax amount	—	10	—
Net gain after tax	$—	$(89)	$—

Total net losses/(gains) reclassified for the year, net of tax	$301	$(82)	$350

Note 13 — Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	2018	2017
Cash and cash equivalents	$8,721	$10,610
Restricted cash (a)	1,997	—
Restricted cash included in other assets (b)	51	47
Total cash and cash equivalents and restricted cash	$10,769	$10,657

(a)	Represents consideration held by our paying agent in connection with our acquisition of SodaStream.

(b)	Restricted cash included in other assets primarily relates to collateral posted against our derivative asset or liability positions.
Note 14 — Acquisitions and Divestitures
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was approximately $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired), including $2.0 billion of consideration held by our paying agent in connection with this acquisition and reported as restricted cash as of December 29, 2018.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in SodaStream as of the acquisition date include goodwill and other intangible assets of $3.0 billion and property, plant and equipment of $0.2 billion, all of which are recorded in our ESSA segment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the end of 2019.
Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. In 2018, we incurred  merger and integration charges of $75 million ($0.05 per share), including $57 million in our ESSA segment and $18 million in corporate unallocated expenses. These charges include closing costs, advisory fees and employee-related costs and were recorded in selling, general and administrative expenses. See “Item 6. Selected Financial Data” and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Refranchising in Thailand
In 2018, we refranchised our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations to form a joint venture, where we now have an equity method investment. We recorded a pre-tax gain of $144 million ($126 million after-tax or $0.09 per share) in selling, general and administrative expenses in our AMENA segment as a result of this transaction.
Refranchising in Czech Republic, Hungary, and Slovakia
In 2018, we refranchised our entire beverage bottling operations and snack distribution operations in CHS (included within our ESSA segment). We recorded a pre-tax gain of $58 million ($46 million after-tax or $0.03 per share) in selling, general and administrative expenses in our ESSA segment as a result of this transaction.

Refranchising in Jordan
In 2017, we refranchised our beverage business in Jordan by selling a controlling interest in our Jordan bottling operations to form a joint venture, where we now have an equity method investment. We recorded a pre-tax gain of $140 million ($107 million after-tax or $0.07 per share) in selling, general and administrative expenses in our AMENA segment as a result of this transaction.

Note 15 — Supplemental Financial Information
Balance Sheet

	2018	2017	2016
Accounts and notes receivable
Trade receivables	$6,079	$5,956
Other receivables	1,164	1,197
	7,243	7,153
Allowance, beginning of year	129	134	$130
Net amounts charged to expense	16	26	37
Deductions (a)	(33)	(35)	(30)
Other (b)	(11)	4	(3)
Allowance, end of year	101	129	$134
Net receivables	$7,142	$7,024

Inventories (c)
Raw materials and packaging	$1,312	$1,344
Work-in-process	178	167
Finished goods	1,638	1,436
	$3,128	$2,947

Other assets
Noncurrent notes and accounts receivable	$86	$59
Deferred marketplace spending	112	134
Pension plans (d)	269	374
Other	293	346
	$760	$913

Accounts payable and other current liabilities
Accounts payable	$7,213	$6,727
Accrued marketplace spending	2,541	2,390
Accrued compensation and benefits	1,755	1,785
Dividends payable	1,329	1,161
SodaStream consideration payable	1,997	—
Other current liabilities	3,277	2,954
	$18,112	$15,017

(a)	Includes accounts written off.

(b)	Includes adjustments related primarily to currency translation and other adjustments.

(c)	Approximately 5% of the inventory cost in 2018 and 2017 were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

(d)	See Note 7 for additional information regarding our pension plans.

Statement of Cash Flows

	2018	2017	2016
Interest paid (a)	$1,388	$1,123	$1,102
Income taxes paid, net of refunds (b)	$1,203	$1,962	$1,393

(a)	In 2018 and 2016, excludes the premiums paid in accordance with the debt transactions discussed in Note 8.

(b)	In 2018, includes tax payments of $115 million related to the TCJ Act.
Lease Information

	2018	2017	2016
Rent expense	$771	$742	$701

Minimum lease payments under non-cancelable operating leases by period

Operating Lease Payments
2019	$459
2020	406
2021	294
2022	210
2023	161
2024 and beyond	310
Total minimum operating lease payments	$1,840

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
February 15, 2019

/s/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller (Principal Accounting Officer)

/s/ HUGH F. JOHNSTON
Hugh F. Johnston
Vice Chairman, Executive Vice President and Chief Financial Officer

/s/ RAMON L. LAGUARTA
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 29, 2018 and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 29, 2018 excluded SodaStream International Ltd. and its subsidiaries (“SodaStream”), which the Company acquired in December 2018. SodaStream’s total assets and net revenue represented approximately 5% and 1%, respectively, of the consolidated total assets and net revenue of PepsiCo, Inc. as of and for the year ended December 29, 2018. Our audit of internal control over financial reporting of PepsiCo, Inc. also excluded an evaluation of the internal control over financial reporting of SodaStream.
Basis for Opinions
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
February 15, 2019

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

Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes, and foreign exchange translation. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for additional information. Our 2018 reported results reflect the accounting policy election taken in conjunction with the adoption of the revenue recognition guidance to exclude from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions not already excluded. Our 2018 organic revenue growth excludes the impact of these taxes previously recognized in net revenue. In addition, our fiscal 2016 reported results included an extra week of results. Our 2017 organic revenue growth excludes the impact of the 53rd reporting week from our 2016 results.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2018.
As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2018 excluded SodaStream International Ltd. and its subsidiaries (SodaStream), which we acquired in December 2018. SodaStream’s total assets and net revenue represented approximately 5% and 1%, respectively, of the consolidated total assets and net revenue of PepsiCo, Inc. as of and for the year ended December 29, 2018.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. Except as discussed, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth fiscal quarter of 2018, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity program, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 29, 2018 (the 2019 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on beneficial ownership reporting compliance is contained under the caption “Ownership of PepsiCo Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2019 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2019 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2019 Proxy Statement under the captions “2018 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2019 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2019 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Statement of Comprehensive Income – Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Statement of Cash Flows – Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Balance Sheet – December 29, 2018 and December 30, 2017
Consolidated Statement of Equity – Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016
Notes to Consolidated Financial Statements, and
Report of Independent Registered Public Accounting Firm.
(a)2.	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)3.	Exhibits
See Index to Exhibits.

Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
ITEM 15(a)(3)
The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.
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

4.1
PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument, not otherwise filed herewith, defining the rights of holders of long-term debt of PepsiCo, Inc. and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

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

4.4
Form of 5.50% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.5
Form of 3.125% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.6
Form of 4.875% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.7
Form of 3.600% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014.

4.8
Form of 1.750% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

4.9
Form of 2.625% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

4.10
Form of 4.250% Senior Note due 2044, which is incorporated herein by reference to Exhibit 4.1 of PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014.

4.11
Form of 1.850% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.12
Form of 2.750% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.13
Form of 3.100% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.14
Form of 3.500% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.15
Form of 4.600% Senior Note due 2045, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.16
Form of 2.150% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.17
Form of 4.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.18
Form of Floating Rate Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.19
Form of 1.500% Senior Note due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.20
Form of 2.850% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.21
Form of 4.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.22
Form of 0.875% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2016.

4.23
Form of Floating Rate Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.24
Form of Floating Rate Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.25
Form of 1.350% Senior Note due 2019, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.26
Form of 1.700% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.27
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.28
Form of 3.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.29
Form of Floating Rate Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.30
Form of Floating Rate Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.31
Form of 1.550% Senior Note due 2019, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.32
Form of 2.250% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.33
Form of 4.000% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.34
Form of 2.150% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.35
Form of 2.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.36
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.37
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.50% Senior Notes due 2020, 5.50% Senior Notes due 2040, 3.125% Senior Notes due 2020 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.38
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 3.000% Senior Notes due 2021, the 2.750% Senior Notes due 2022, the 4.000% Senior Notes due 2042, the 3.600% Senior Notes due 2042 and the 2.500% Senior Notes due 2022, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.39
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.40
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.41
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.42
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.43
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.44
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.45
Form of 7.00% Senior Note due 2029, Series A, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.46
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.47
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.48
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.49
Form of 7.00% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.50
Form of 5.50% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.51
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Note due 2023, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 1.850% Senior Notes due 2020, the 2.750% Senior Notes due 2025, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 2.150% Senior Notes due 2020, the 4.450% Senior Notes due 2046, the Floating Rate Note due 2019, the 1.500% Senior Notes due 2019, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the Floating Rate Note due 2019, the Floating Rate Note due 2021, the 1.350% Senior Notes due 2019, the 1.700% Senior Notes due 2021, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the Floating Rate Notes due 2019, the Floating Rate Notes due 2022, the 1.550% Senior Notes due 2019, the 2.250% Senior Notes due 2022, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 2.000% Senior Notes due 2021, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029 and the 5.50% Senior Notes due 2035 which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.52
Second Supplemental Indenture, dated as of October 24, 2018, among Pepsi-Cola Metropolitan Bottling Company, Inc., Bottling Group, LLC, and The Bank of New York Mellon, as trustee, to the Indenture dated March 8, 1999 among The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018.

4.53
First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Bank of New York Mellon, as trustee, to the Indenture dated March 8, 1999 between The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

4.54
Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291) filed with the Securities and Exchange Commission on March 24, 1999.

4.55
Third Supplemental Indenture, dated as of October 24, 2018, between Pepsi-Cola Metropolitan Bottling Company, Inc. and The Bank New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of January 15, 1993 between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018.

4.56
Second Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and The Bank New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of January 15, 1993 between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

4.57
First Supplemental Indenture, dated as of May 20, 1999, between Whitman Corporation and The First National Bank of Chicago, as trustee, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as trustee, each of which is incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to PepsiAmericas, Inc.’s Registration Statement on Form S-8 (Registration No. 333-64292) filed with the Securities and Exchange Commission on December 29, 2005.

4.58
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.59
Second Supplemental Indenture, dated as of October 24, 2018, between Pepsi-Cola Metropolitan Bottling Company, Inc. and Wells Fargo Bank, National Association, as trustee, to the Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018.

4.60
First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and Wells Fargo Bank, National Association, as trustee, to the Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

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

10.1
Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.2
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

10.4
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.5
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.6
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.7
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.8
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.9	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*
10.10
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.11
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.12
Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.13
Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.14
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.15
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.16
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.17
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.18
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.19
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.*

10.20	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2019.*
10.21	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2019.*
10.22
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

10.24
PepsiCo Pension Equalization Plan (the Plan Document for the Pre-409A Program), as amended and restated effective as of April 1, 2016, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.25	PepsiCo Pension Equalization Plan (Plan Document for the Section 409A Program), amended and restated effective as of January 1, 2019.*
10.26	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2019.*
10.27
PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of December 20, 2017, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.28
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.49 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.29
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005 (with amendments through March 9, 2017), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2017.*

10.30
Five-Year Credit Agreement, dated as of June 4, 2018, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2018.

10.31	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
10.32
Amendment to the PBG 2004 Long Term Incentive Plan and the PBG Stock Incentive Plan, effective December 20, 2017, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.33
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017),which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.34
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.35
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.36	PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 13, 2019.*
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 15, 2019

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 15, 2019
Ramon L. Laguarta	and Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 15, 2019
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 15, 2019
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 15, 2019
Shona L. Brown
/s/ George W. Buckley	Director	February 15, 2019
George W. Buckley
/s/ Cesar Conde	Director	February 15, 2019
Cesar Conde
/s/ Ian M. Cook	Director	February 15, 2019
Ian M. Cook
/s/ Dina Dublon	Director	February 15, 2019
Dina Dublon
/s/ Richard W. Fisher	Director	February 15, 2019
Richard W. Fisher
/s/ William R. Johnson	Director	February 15, 2019
William R. Johnson
/s/ David C. Page	Director	February 15, 2019
David C. Page
/s/ Robert C. Pohlad	Director	February 15, 2019
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 15, 2019
Daniel Vasella
/s/ Darren Walker	Director	February 15, 2019
Darren Walker
/s/ Alberto Weisser	Director	February 15, 2019
Alberto Weisser