Form 10-Q
period 2019-03-23
PEPSICO INC
filed 2019-04-17
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2019 (12 weeks)
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒
Number of shares of Common Stock outstanding as of April 10, 2019 was 1,401,821,663.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/23/2019	3/24/2018
Net Revenue	$12,884	$12,562
Cost of sales	5,688	5,655
Gross profit	7,196	6,907
Selling, general and administrative expenses	5,188	5,100
Operating Profit	2,008	1,807
Other pension and retiree medical benefits income	64	75
Interest expense	(267)	(294)
Interest income and other	63	69
Income before income taxes	1,868	1,657
Provision for income taxes	446	304
Net income	1,422	1,353
Less: Net income attributable to noncontrolling interests	9	10
Net Income Attributable to PepsiCo	$1,413	$1,343
Net Income Attributable to PepsiCo per Common Share
Basic	$1.01	$0.94
Diluted	$1.00	$0.94
Weighted-average common shares outstanding
Basic	1,406	1,420
Diluted	1,413	1,430

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2019	3/24/2018
Net income	$1,422	$1,353
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	473	290
Net change on cash flow hedges	(27)	28
Net pension and retiree medical adjustments	17	24
Net change on available-for-sale securities	—	(2)
	463	340
Comprehensive income	1,885	1,693
Comprehensive income attributable to noncontrolling interests	(9)	(10)
Comprehensive Income Attributable to PepsiCo	$1,876	$1,683

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2019	3/24/2018
Operating Activities
Net income	$1,422	$1,353
Depreciation and amortization	498	496
Share-based compensation expense	57	80
Restructuring and impairment charges	26	12
Cash payments for restructuring charges	(52)	(39)
Pension and retiree medical plan expenses	47	46
Pension and retiree medical plan contributions	(260)	(1,521)
Deferred income taxes and other tax charges and credits	216	49
Tax (benefits)/net tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	(29)	1
Change in assets and liabilities:
Accounts and notes receivable	(406)	(162)
Inventories	(435)	(383)
Prepaid expenses and other current assets	(382)	(347)
Accounts payable and other current liabilities	(1,207)	(1,050)
Income taxes payable	120	178
Other, net	40	(22)
Net Cash Used for Operating Activities	(345)	(1,309)

Investing Activities
Capital spending	(442)	(352)
Sales of property, plant and equipment	2	9
Acquisition of SodaStream International Ltd. (SodaStream)	(1,807)	—
Other acquisitions and investments in noncontrolled affiliates	(56)	(36)
Divestitures	—	42
Short-term investments, by original maturity:
More than three months - purchases	—	(3,416)
More than three months - maturities	—	4,609
More than three months - sales	—	533
Three months or less, net	9	7
Other investing, net	(6)	—
Net Cash (Used for)/Provided by Investing Activities	(2,300)	1,396

Financing Activities
Proceeds from issuances of long-term debt	1,122	—
Payments of long-term debt	(1,851)	—
Short-term borrowings, by original maturity:
More than three months - proceeds	2	—
More than three months - payments	—	(1)
Three months or less, net	115	4,291
Cash dividends paid	(1,332)	(1,160)
Share repurchases - common	(940)	(493)
Share repurchases - preferred	—	(2)
Proceeds from exercises of stock options	103	125
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(93)	(76)
Other financing	(2)	(2)
Net Cash (Used for)/Provided by Financing Activities	(2,876)	2,682
Effect of exchange rate changes on cash and cash equivalents and restricted cash	57	49
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(5,464)	2,818
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,769	10,657
Cash and Cash Equivalents and Restricted Cash, End of Period	$5,305	$13,475

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/23/2019	12/29/2018
ASSETS
Current Assets
Cash and cash equivalents	$5,072	$8,721
Short-term investments	289	272
Restricted cash	190	1,997
Accounts and notes receivable, less allowance: 3/19 - $113 and 12/18 - $101	7,604	7,142
Inventories:
Raw materials and packaging	1,438	1,312
Work-in-process	257	178
Finished goods	1,859	1,638
	3,554	3,128
Prepaid expenses and other current assets	1,208	633
Total Current Assets	17,917	21,893
Property, plant and equipment	40,245	40,164
Accumulated depreciation	(22,695)	(22,575)
	17,550	17,589
Amortizable Intangible Assets, net	1,641	1,644
Goodwill	14,945	14,808
Other indefinite-lived intangible assets	14,334	14,181
Indefinite-Lived Intangible Assets	29,279	28,989
Investments in Noncontrolled Affiliates	2,476	2,409
Deferred Income Taxes	4,361	4,364
Other Assets	2,242	760
Total Assets	$75,466	$77,648

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$3,291	$4,026
Accounts payable and other current liabilities	15,799	18,112
Total Current Liabilities	19,090	22,138
Long-Term Debt Obligations	28,458	28,295
Deferred Income Taxes	3,619	3,499
Other Liabilities	10,003	9,114
Total Liabilities	61,170	63,046

Commitments and contingencies

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,404 and 1,409 shares, respectively)	23	23
Capital in excess of par value	3,753	3,953
Retained earnings	60,060	59,947
Accumulated other comprehensive loss	(14,656)	(15,119)
Repurchased common stock, in excess of par value (463 and 458 shares, respectively)	(34,978)	(34,286)
Total PepsiCo Common Shareholders’ Equity	14,202	14,518
Noncontrolling interests	94	84
Total Equity	14,296	14,602
Total Liabilities and Equity	$75,466	$77,648

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2019		3/24/2018
	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	—	$—	0.8	$41
Conversion to common stock	—	—	(0.1)	(6)
Retirement of preferred stock	—	—	(0.7)	(35)
Balance, end of period	—	—	—	—
Repurchased Preferred Stock
Balance, beginning of year	—	—	(0.7)	(197)
Redemptions	—	—	—	(2)
Retirement of preferred stock	—	—	0.7	199
Balance, end of period	—	—	—	—
Common Stock
Balance, beginning of year	1,409	23	1,420	24
Shares issued in connection with preferred stock conversion to common stock	—	—	1	—
Change in repurchased common stock	(5)	—	(2)	—
Balance, end of period	1,404	23	1,419	24
Capital in Excess of Par Value
Balance, beginning of year		3,953		3,996
Share-based compensation expense		57		83
Equity issued in connection with preferred stock conversion to common stock		—		6
Stock option exercises, RSUs, PSUs and PEPunits converted		(164)		(142)
Withholding tax on RSUs, PSUs and PEPunits converted		(93)		(76)
Other		—		(1)
Balance, end of period		3,753		3,866
Retained Earnings
Balance, beginning of year		59,947		52,839
Cumulative effect of accounting changes		8		(145)
Net income attributable to PepsiCo		1,413		1,343
Cash dividends declared – common (a)		(1,308)		(1,147)
Retirement of preferred stock		—		(164)
Balance, end of period		60,060		52,726
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15,119)		(13,057)
Other comprehensive income attributable to PepsiCo		463		340
Balance, end of period		(14,656)		(12,717)
Repurchased Common Stock
Balance, beginning of year	(458)	(34,286)	(446)	(32,757)
Share repurchases	(9)	(971)	(5)	(521)
Stock option exercises, RSUs, PSUs and PEPunits converted	4	279	3	261
Other	—	—	—	1
Balance, end of period	(463)	(34,978)	(448)	(33,016)
Total PepsiCo Common Shareholders’ Equity		14,202		10,883
Noncontrolling Interests
Balance, beginning of year		84		92
Net income attributable to noncontrolling interests		9		10
Other, net		1		—
Balance, end of period		94		102
Total Equity		$14,296		$10,985

(a)	Cash dividends declared per common share were $0.9275 and $0.805 for the 12 weeks ended March 23, 2019 and March 24, 2018, respectively.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of March 23, 2019 and Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 23, 2019 and March 24, 2018 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (2018 Form 10-K), as modified to reflect the adoption of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2018 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 23, 2019 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
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

3)
PepsiCo Beverages North America (PBNA), which includes our beverage businesses in the United States and Canada. PBNA was formerly named North America Beverages; this change did not impact the results of PBNA or our other reportable segments;

4)	Latin America (LatAm), which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, the Middle East and North Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended
Net Revenue(a)	3/23/2019	3/24/2018
FLNA	$3,815	$3,617
QFNA	594	601
PBNA	4,510	4,415
LatAm	1,241	1,224
ESSA	1,693	1,668
AMENA	1,031	1,037
	$12,884	$12,562

(a)
Our primary performance obligation is the distribution and sales of beverage products and food and snack products to our customers, each comprising approximately 50% of our consolidated net revenue. Internationally, our LatAm segment is predominantly a food and snack business, ESSA’s beverage business and food and snack business are each approximately 50% of the segment’s net revenue and AMENA’s beverage business and food and snack business are approximately 35% and 65%, respectively, of the segment’s net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and ESSA segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

	12 Weeks Ended
Operating Profit	3/23/2019	3/24/2018
FLNA	$1,159	$1,050
QFNA	138	155
PBNA	389	388
LatAm	230	189
ESSA	125	118
AMENA	201	187
Total division	$2,242	$2,087
Corporate unallocated expenses	(234)	(280)
	$2,008	$1,807

Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2018, the Financial Accounting Standards Board (FASB) issued guidance related to the TCJ Act for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. This guidance became effective during the first quarter of 2019; however, we did not elect to make the optional reclassification.
In 2017, the FASB issued guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. Under this guidance, certain of our derivatives used to hedge commodity price risk that did not previously qualify for hedge accounting treatment can now qualify prospectively. We adopted this guidance during the first quarter of 2019; the adoption did not have a material impact on our financial statements or disclosures. See Note 9 for further information.

In 2016, the FASB issued guidance on leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.
We utilized a comprehensive approach to assess the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. We completed our comprehensive review of our lease portfolio including significant leases by geography and by asset type that were impacted by the new guidance, and enhanced our controls. In addition, we implemented a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance.
We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification, recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our real estate leases. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term. The adoption did not have a material impact on our financial statements, resulted in an increase of 2% to each of our total assets and total liabilities on our balance sheet, and had an immaterial increase to retained earnings as of the beginning of 2019. See Note 14 for further information.
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; simplify our organization and optimize our manufacturing and supply chain footprint.
A summary of our 2019 Productivity Plan charges is as follows:

12 Weeks Ended
3/23/2019
Cost of sales	$8
Selling, general and administrative expenses	23
Other pension and retiree medical benefits income	(5)
Total restructuring and impairment charges	$26
After-tax amount	$23
Net income attributable to PepsiCo per common share	$0.02

	12 Weeks Ended
	3/23/2019	Plan to Date
FLNA	$—	$31
QFNA	—	5
PBNA	6	46
LatAm	—	9
ESSA	6	14
AMENA	11	14
Corporate	8	15
	31	134
Other pension and retiree medical benefits (income)/expense (a)	(5)	30
	$26	$164

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	Severance and Other Employee Costs	Asset Impairments	Other Costs(a)	Total
Plan to date	$134	$8	$22	$164

(a)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 23, 2019 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 29, 2018	$105	$—	$1	$106
2019 restructuring charges (a)	(3)	8	21	26
Cash payments (b)	(7)	—	(3)	(10)
Non-cash charges and translation	6	(8)	3	1
Liability as of March 23, 2019	$101	$—	$22	$123

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

(b)	Excludes cash expenditures of $2 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at March 23, 2019 is expected to be paid by the end of 2019.
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
We have substantially completed our 2014 Productivity Plan and do not expect to incur material charges in 2019 associated with this program. We expect pre-tax charges and cash expenditures for the program to approximate the total program estimates of $1.3 billion and $960 million, respectively.
For the 12 weeks ended March 23, 2019, there were no material charges related to this program and cash payments were $42 million. Substantially all of the restructuring accrual of approximately $70 million at March 23, 2019 is expected to be paid by the end of 2019.

For further information, refer to Note 3 to our consolidated financial statements in our 2018 Form 10-K.
A summary of our 2014 Productivity Plan charges is as follows:

12 Weeks Ended
3/24/2018
Selling, general and administrative expenses	$8
Other pension and retiree medical benefits expense	4
Total restructuring and impairment charges	$12
After-tax amount	$11
Net income attributable to PepsiCo per common share	$0.01

12 Weeks Ended
3/24/2018
FLNA	$5
QFNA	1
PBNA	3
LatAm	9
ESSA	4
AMENA	2
Corporate (a)	(12)
$12

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/23/2019			12/29/2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$842	$(145)	$697	$838	$(140)	$698
Reacquired franchise rights	106	(105)	1	106	(105)	1
Brands	1,313	(1,042)	271	1,306	(1,032)	274
Other identifiable intangibles	969	(297)	672	959	(288)	671
	$3,230	$(1,589)	$1,641	$3,209	$(1,565)	$1,644

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/29/2018	Translation and Other	Balance 3/23/2019

FLNA
Goodwill	$297	$(1)	$296
Brands	161	—	161
	458	(1)	457
QFNA
Goodwill	184	—	184
Brands	25	—	25
	209	—	209
PBNA
Goodwill	9,813	8	9,821
Reacquired franchise rights	7,058	14	7,072
Acquired franchise rights	1,510	3	1,513
Brands	353	—	353
	18,734	25	18,759
LatAm
Goodwill	509	14	523
Brands	127	4	131
	636	18	654
ESSA (a)
Goodwill	3,611	111	3,722
Reacquired franchise rights	497	4	501
Acquired franchise rights	161	(1)	160
Brands	4,188	128	4,316
	8,457	242	8,699
AMENA
Goodwill	394	5	399
Brands	101	1	102
	495	6	501

Total goodwill	14,808	137	14,945
Total reacquired franchise rights	7,555	18	7,573
Total acquired franchise rights	1,671	2	1,673
Total brands	4,955	133	5,088
	$28,989	$290	$29,279

(a)	The change primarily reflects appreciation of the Russian ruble.
Note 5 - Income Taxes
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
The U.S. Securities and Exchange Commission previously issued guidance related to the TCJ Act which allowed recording of provisional tax expense using a measurement period, not to exceed one year, when information necessary to complete the accounting for the effects of the TCJ Act was not available. We elected to apply the measurement period provisions of this guidance to certain income tax effects of the TCJ Act when it became effective in the fourth quarter of 2017. The provisional measurement period ended in the fourth quarter of 2018. As a result, we recognized a net tax benefit of $28 million ($0.02 per share) for the fiscal year ended December 29, 2018, which included a provisional transition tax expense of $1 million (nominal amount per share) recorded in the first quarter of 2018.
While our accounting for the recorded impact of the TCJ Act as of December 29, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 29, 2018, and additional guidance issued by the Internal Revenue Service (IRS) impacted, and may continue to impact, our recorded amounts after December 29, 2018.
For the 12 weeks ended March 23, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
For further information and discussion of the impact of the TCJ Act, refer to Note 5 to our consolidated financial statements in our 2018 Form 10-K.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended
	3/23/2019	3/24/2018
Share-based compensation expense - equity awards	$57	$80
Share-based compensation expense - liability awards	1	6
Restructuring and impairment charges	—	3
Total	$58	$89

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/23/2019		3/24/2018
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.1	$116.00	1.2	$108.75
RSUs and PSUs	2.7	$115.98	2.5	$108.77

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $15 million and $21 million during the 12 weeks ended March 23, 2019 and March 24, 2018, respectively.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/23/2019	3/24/2018
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.6%
Expected volatility	14%	12%
Expected dividend yield	3.1%	2.7%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/23/2019	3/24/2018	3/23/2019	3/24/2018	3/23/2019	3/24/2018
	U.S.		International
Service cost	$88	$100	$13	$18	$5	$7
Interest cost	125	111	17	17	8	8
Expected return on plan assets	(206)	(218)	(33)	(36)	(4)	(4)
Amortization of prior service cost/(credits)	2	1	—	—	(4)	(5)
Amortization of net losses/(gains)	37	41	5	8	(6)	(2)
	46	35	2	7	(1)	4
Special termination benefits (a)	(5)	3	—	1	—	—
Total	$41	$38	$2	$8	$(1)	$4

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2019, we made discretionary contributions of $150 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $17 million to our international plans. During the first quarter of 2018, we made discretionary contributions of $1.4 billion to Plan A in the United States and $17 million to our international plans.
Note 8 - Debt Obligations
In the 12 weeks ended March 23, 2019, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
0.750%	March 2027	€500	(b)
1.125%	March 2031	€500	(b)

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes, issued in euros, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes.
In the 12 weeks ended March 23, 2019, $1.9 billion of senior notes matured and were paid.
As of March 23, 2019, we had no commercial paper outstanding.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 12 weeks ended March 23, 2019 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2018 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of March 23, 2019 and December 29, 2018 are as follows:

	Notional Amounts(a)
	3/23/2019	12/29/2018
Commodity	$1.1	$1.1
Foreign exchange	$2.0	$2.0
Interest rate	$7.5	$10.5
Net investment	$2.0	$0.9

(a)	In billions.
As of March 23, 2019, approximately 19% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 29% as of December 29, 2018.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 23, 2019 and December 29, 2018 are categorized as follows:

		3/23/2019		12/29/2018
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$75	$—	$3,658	$—
Short-term investments (c)	1	$214	$—	$196	$—
Prepaid forward contracts (d)	2	$24	$—	$22	$—
Deferred compensation (e)	2	$—	$473	$—	$450
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$51	$1	$108
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$21	$28	$44	$14
Interest rate (g)	2	1	317	—	323
Commodity (h)	1	1	1	—	1
Commodity (i)	2	1	1	—	3
		$24	$347	$44	$341
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$3	$—	$3	$10
Commodity (h)	1	3	8	2	17
Commodity (i)	2	7	48	5	92
		$13	$56	$10	$119
Total derivatives at fair value (j)		$37	$454	$55	$568
Total		$350	$927	$3,931	$1,018

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of March 23, 2019, these debt securities were classified as short-term investments. As of December 29, 2018, these debt securities were primarily classified as cash equivalents. Unrealized gains and losses on our investments in debt securities as of March 23, 2019 and December 29, 2018 were not material. The decrease in available-for-sale debt securities was due to maturities during the quarter.

(c)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based primarily on the price of our common stock.

(e)	Based on the fair value of investments corresponding to employees’ investment elections.

(f)
Based on LIBOR forward rates. As of March 23, 2019 and December 29, 2018, the carrying amount of the hedged fixed-rate debt was $4.7 billion and $7.7 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 23, 2019 and December 29, 2018 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted is classified as restricted cash. See Note 13 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 23, 2019 and December 29, 2018 was $33 billion and $32 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/23/2019	3/24/2018	3/23/2019	3/24/2018	3/23/2019	3/24/2018
Foreign exchange	$(3)	$(12)	$31	$5	$(5)	$6
Interest rate	(28)	111	(7)	(96)	(11)	(62)
Commodity	(42)	19	(4)	(2)	1	1
Net investment	—	—	(10)	9	—	—
Total	$(73)	$118	$10	$(84)	$(15)	$(55)

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
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/23/2019		3/24/2018
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,413		$1,343
Preferred shares:
Redemption premium	—		(2)
Net income available for PepsiCo common shareholders	$1,413	1,406	$1,341	1,420
Basic net income attributable to PepsiCo per common share	$1.01		$0.94
Net income available for PepsiCo common shareholders	$1,413	1,406	$1,341	1,420
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	7	—	10
Employee stock ownership plan convertible preferred stock	—	—	2	—
Diluted	$1,413	1,413	$1,343	1,430
Diluted net income attributable to PepsiCo per common share	$1.00		$0.94

(a)	Weighted-average common shares outstanding (in millions).

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended
	3/23/2019	3/24/2018
Out-of-the-money options (a)	1.2	0.1
Average exercise price per option	$115.98	$115.75

(a)	In millions.
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
Activities of our preferred stock are included in the equity statement.
Note 12 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$2	$(19)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	—	458
Tax amounts	(2)	8	(1)	—	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$2	$(19)	$(14,656)

(a)	Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018 and $1,465 million as of March 23, 2019.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	$(9,987)	$75	$(2,780)	$(6)	$(19)	$(12,717)

(a)	Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017 and $1,332 million as of March 24, 2018.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble and Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/23/2019	3/24/2018	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$(5)	$6	Cost of sales
Interest rate derivatives	(11)	(62)	Interest expense
Commodity contracts	1	2	Cost of sales
Commodity contracts	—	(1)	Selling, general and administrative expenses
Net gains before tax	(15)	(55)
Tax amounts	4	14
Net gains after tax	$(11)	$(41)

Pension and retiree medical items:
Amortization of prior service credits	$(2)	$(4)	Other pension and retiree medical benefits income
Amortization of net losses	36	47	Other pension and retiree medical benefits income
Net losses before tax	34	43
Tax amounts	(7)	(10)
Net losses after tax	$27	$33

Total net losses/(gains) reclassified, net of tax	$16	$(8)

Note 13 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	3/23/2019	12/29/2018
Cash and cash equivalents	$5,072	$8,721
Restricted cash (a)	190	1,997
Restricted cash included in other assets (b)	43	51
Total cash and cash equivalents and restricted cash	$5,305	$10,769

(a)	Represents consideration held by our paying agent in connection with our acquisition of SodaStream.

(b)	Primarily relates to collateral posted against our derivative asset or liability positions.
Note 14 - Leases
Lessee
We determine whether an arrangement is a lease at inception. We have operating leases for plants, warehouses, distribution centers, storage facilities, offices and other facilities, as well as machinery and equipment, including fleet. Our leases have remaining lease terms of one year to 20 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
We have lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components (e.g., common-area maintenance).
Components of lease cost are as follows:

12 Weeks Ended
3/23/2019
Operating lease cost (a)	$85
Variable lease cost (b)	$19
Short-term lease cost (c)	$84

(a)	Includes right-of-use asset amortization of $74 million.

(b)	Primarily related to adjustments for inflation, common area maintenance and property tax.

(c)	Not recorded on our balance sheet.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

12 Weeks Ended
3/23/2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$96
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$59

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	3/23/2019
Right-of-use assets	Other assets	$1,416
Current lease liabilities	Accounts payable and other current liabilities	$380
Non-current lease liabilities	Other liabilities	$1,069

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

3/23/2019
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

2019 (a)	$343
2020	394
2021	288
2022	207
2023	126
2024 and beyond	304
Total lease payments	1,662
Less: Imputed interest	(213)
Present value of lease liabilities	$1,449

(a)	Excluding the 12 weeks ended March 23, 2019.

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$459
2020	406
2021	294
2022	210
2023	161
2024 and beyond	310
Total	$1,840

A summary of rent expense for the fiscal years ended December 29, 2018 and December 30, 2017 was as follows:

	2018	2017
Rent expense	$771	$742

Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Note 15 - Acquisitions
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was approximately $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired), including $0.2 billion of consideration held by our paying agent in connection with this acquisition and reported as restricted cash as of March 23, 2019.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date include goodwill and other intangible assets of $3.0 billion and property, plant and equipment of $0.2 billion, all of which are recorded in our ESSA segment. During the first quarter of 2019, we recorded $15 million ($0.01 per share) of incremental costs, in the ESSA segment, primarily related to the inventory fair value adjustment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the end of 2019.

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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our 2018 Form 10-K.
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
While our accounting for the recorded impact of the TCJ Act as of December 29, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 29,

2018, and additional guidance issued by the IRS impacted, and may continue to impact, our recorded amounts after December 29, 2018.
For the 12 weeks ended March 23, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in laws related to the use or disposal of plastics or other packaging of PepsiCo’s products; changes in, or failure to comply with, applicable laws and regulations; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of labeling or warning requirements on PepsiCo’s products; PepsiCo’s ability to compete effectively; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or operating model; political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; uncertain or unfavorable economic conditions in the countries in which PepsiCo operates; the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption; increased costs, disruption of supply or shortages of raw materials and other supplies; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete, integrate or manage acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of, or a significant reduction in sales to, any key customer; disruption to the retail landscape, including rapid growth in hard discounters and the e-commerce channel; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other factors that may adversely affect the price of PepsiCo’s publicly traded securities and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2018 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business

Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 12 weeks ended March 23, 2019, substantially all of our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 23, 2019, our operations outside of the United States generated 35% of our consolidated net revenue, with Mexico, Canada, Russia, China and the United Kingdom comprising approximately 17% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 23, 2019, unfavorable foreign exchange reduced net revenue growth by 3 percentage points due to declines in the Russian ruble, Argentine peso, Brazilian real, Turkish lira, euro and Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets, continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the ESSA segment and our other businesses.
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
Additionally, our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape and to identify actions we may take to build our global e-commerce capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.

During the fourth quarter of 2017, the TCJ Act was enacted in the United States. While our accounting for the recorded impact of the TCJ Act as of December 29, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 29, 2018, and additional guidance issued by the IRS impacted, and may continue to impact, our recorded amounts after December 29, 2018. For further information on the impact of the TCJ Act, see Note 5 to our condensed consolidated financial statements, “Our Critical Accounting Policies” and “Our Liquidity and Capital Resources” in this Form 10-Q, as well as Note 5 to our consolidated financial statements in our 2018 Form 10-K.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 23, 2019 and December 29, 2018 and Note 9 to our consolidated financial statements in our 2018 Form 10-K for a discussion of these items. Cautionary statements included above, in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2018 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 weeks ended March 23, 2019, total servings increased 4%.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended March 23, 2019 include beverage volume outside of North America for the months of January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.
Net Revenue and Operating Profit

	12 Weeks Ended
	3/23/2019	3/24/2018	Change
Net revenue	$12,884	$12,562	3%
Operating profit	$2,008	$1,807	11%
Operating profit margin	15.6%	14.4%	1.2
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

Operating profit grew 11% and operating profit margin increased 1.2 percentage points. Operating profit growth was driven by net revenue growth and productivity savings, partially offset by certain operating cost increases, an 8-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
A prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 5 percentage points to operating profit growth. Items affecting comparability (see “Items Affecting Comparability”) contributed 3 percentage points to operating profit growth and increased operating profit margin by 0.4 percentage points, primarily due to favorable mark-to-market net impact on commodity derivatives included in corporate unallocated expenses.
Other Consolidated Results

	12 Weeks Ended
	3/23/2019		3/24/2018		Change
Other pension and retiree medical benefits income	$64		$75		$(11)
Net interest expense	$(204)		$(225)		$21
Tax rate (a)	23.9%		18.3%
Net income attributable to PepsiCo	$1,413		$1,343		5%
Net income attributable to PepsiCo per common share – diluted	$1.00		$0.94		6%
Mark-to-market net impact	(0.03)		0.02
Restructuring and impairment charges	0.02		0.01
Inventory fair value adjustments and merger and integration charges	0.01		—
Tax (benefits)/net tax expense related to the TCJ Act (a)	(0.02)		—
Net income attributable to PepsiCo per common share – diluted, excluding above items (b)	$0.97	(c)	$0.96	(c)	1%
Impact of foreign exchange translation					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (b)					3%

(a)	See Note 5 to our condensed consolidated financial statements.

(b)	See “Non-GAAP Measures.”

(c)	Does not sum due to rounding.
Other pension and retiree medical benefits income decreased $11 million, primarily reflecting lower expected return on plan assets due to a lower plan asset balance following the recognition of 2018 losses and higher interest costs in the U.S. pension plans.
Net interest expense decreased $21 million, reflecting gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, as well as lower interest expense due to lower average debt balances. These impacts were partially offset by lower interest income due to lower average cash balances.
The reported tax rate increased 5.5 percentage points, reflecting an increase in reserves for uncertain tax positions in foreign jurisdictions, as well as the timing of the impact of certain provisions of the TCJ Act, such as the global intangible low-taxed income provision. These impacts were partially offset by the tax benefits related to the TCJ Act, which reduced the reported tax rate by 2 percentage points.
Net income attributable to PepsiCo increased 5% and net income attributable to PepsiCo per common share increased 6%. Items affecting comparability (see “Items Affecting Comparability”) contributed 6 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.

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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring programs; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; amounts associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions, cash tender or exchange offers; pension and retiree medical related items; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures.
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
Cost of Sales, Gross Profit, Selling, General and Administrative Expenses, Other Pension and Retiree Medical Benefits Income and Provision for Income Taxes, Adjusted for Items Affecting Comparability; Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share – Diluted, Adjusted for Items Affecting Comparability, and the Corresponding Constant Currency Growth Rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 and 2014 Productivity Plans, inventory fair value adjustments and merger and integration charges associated with our acquisition of SodaStream, and tax benefits/net tax expense in connection with the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Net Revenue and Organic Revenue Growth” in “Results of Operations – Division Review.”
Free Cash Flow
We define free cash flow as net cash used for operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/23/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,688	$7,196	$5,188	$2,008	$64	$446	$1,413
Items Affecting Comparability
Mark-to-market net impact	19	(19)	41	(60)	—	(14)	(46)
Restructuring and impairment charges	(8)	8	(23)	31	(5)	3	23
Inventory fair value adjustments and merger and integration charges	(14)	14	(1)	15	—	2	13
Tax benefits related to the TCJ Act	—	—	—	—	—	29	(29)
Core, Non-GAAP Measure	$5,685	$7,199	$5,205	$1,994	$59	$466	$1,374

	12 Weeks Ended 3/24/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,655	$6,907	$5,100	$1,807	$75	$304	$1,343
Items Affecting Comparability
Mark-to-market net impact	(27)	27	(4)	31	—	7	24
Restructuring and impairment charges	—	—	(8)	8	4	1	11
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(1)	1
Core, Non-GAAP Measure	$5,628	$6,934	$5,088	$1,846	$79	$311	$1,379

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $164 million through the first quarter of 2019. We expect to incur pre-tax charges of approximately $800 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 results. These total pre-tax charges are expected to consist of approximately 70% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 15% for other costs associated with the implementation of our initiatives. We expect to incur cash expenditures of approximately $1.6 billion, of which we have incurred $12 million through the first quarter of 2019. We expect cash expenditures of approximately $450 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 cash flows. We expect to incur the majority of the pre-tax charges and cash expenditures in our fiscal 2019 and 2020 results.
The total expected program pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	ESSA	AMENA	Corporate
Expected pre-tax charges	10%	3%	35%	12%	25%	13%	2%
2014 Multi-Year Productivity Plan
We have substantially completed our 2014 Productivity Plan and do not expect to incur material charges in 2019 associated with this program. We expect pre-tax charges and cash expenditures for the program to approximate the total program estimates of $1.3 billion and $960 million, respectively.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2018 Form 10-K for further information related to our 2019 and 2014 Productivity Plans.

We regularly evaluate productivity initiatives beyond the productivity plans and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Inventory Fair Value Adjustments and Merger and Integration Charges
In the first quarter of 2019, we recorded $15 million ($0.01 per share) of incremental costs, in the ESSA segment, primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at acquisition date.
See Note 15 to our condensed consolidated financial statements.
Tax Benefits/Net Tax Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
In connection with the TCJ Act, we recorded tax benefits totaling $29 million ($0.02 per share) in the first quarter of 2019 and a provisional transition tax expense of $1 million (nominal amount per share) in the first quarter of 2018.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on organic revenue growth see “Non-GAAP Measures.”

	12 Weeks Ended March 23, 2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	5.5%	—	—	6%	2	3
QFNA	(1)%	0.5	(1)	(1)%	(1)	—
PBNA	2%	—	—	2.5%	(2)	4
LatAm	1%	8	—	10%	—	10
ESSA	1.5%	12	(6)	8%	1	6
AMENA	(1)%	5	5	10%	6	3
Total	3%	3	—	5%	1	4.5

(a)	Amounts may not sum due to rounding.

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

Operating Profit, Operating Profit Adjusted for Items Affecting Comparability and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit adjusted for items affecting comparability and operating profit growth adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For further information on these measures see “Non-GAAP Measures” and “Items Affecting Comparability.”
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/23/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,159	$—	$—	$—	$1,159
QFNA	138	—	—	—	138
PBNA	389	—	6	—	395
LatAm	230	—	—	—	230
ESSA	125	—	6	15	146
AMENA	201	—	11	—	212
Corporate unallocated expenses	(234)	(60)	8	—	(286)
Total	$2,008	$(60)	$31	$15	$1,994

	12 Weeks Ended 3/24/2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$1,050	$—	$—	$1,050
QFNA	155	—	—	155
PBNA	388	—	2	390
LatAm	189	—	9	198
ESSA	118	—	4	122
AMENA	187	—	2	189
Corporate unallocated expenses	(280)	31	(9)	(258)
Total	$1,807	$31	$8	$1,846

(a)	See “Items Affecting Comparability.”

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/23/2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	10%	—	—	—	10%	—	11%
QFNA	(11)%	—	—	—	(11)%	—	(11)%
PBNA	—%	—	1	—	1%	—	1%
LatAm	21%	—	(5)	—	16%	5	21%
ESSA	6%	—	1	12	19%	14	33%
AMENA	8%	—	4.5	—	12%	4.5	17%
Corporate unallocated expenses	(16)%	34	(6)	—	11%	—	11%
Total	11%	(5)	1	1	8%	2	10%

(a)	See “Items Affecting Comparability.”

(b)	Amounts may not sum due to rounding.
FLNA
Net revenue grew 5.5% and volume grew 2%. The net revenue growth was primarily driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos and Ruffles, and in variety packs, partially offset by a double-digit decline in trademark Santitas.
Operating profit increased 10%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 4 percentage points to operating profit growth.
QFNA
Net revenue and volume each declined 1%. The net revenue decline reflects the volume decline and unfavorable mix, partially offset by favorable net pricing and a 1-percentage-point impact of an acquisition. The volume decline was driven by a double-digit decline in ready-to-eat cereals, partially offset by mid-single digit growth in Aunt Jemima syrup and mix.
Operating profit decreased 11%, reflecting certain operating cost increases, a 6-percentage-point impact of higher commodity costs and the net revenue performance, partially offset by productivity savings.
PBNA
Net revenue increased 2%, driven by effective net pricing, partially offset by a decline in volume. Volume decreased 2%, driven by a 4% decline in carbonated soft drink volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in our overall water portfolio, partially offset by a high-single-digit decline in our juice and juice drinks portfolio.
Operating profit increased slightly, reflecting the net revenue growth and productivity savings. These impacts were offset by certain operating cost increases, a 16-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. A prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 11 percentage points to operating profit growth and was partially offset by a prior-year gain associated with a sale of an asset which reduced operating profit growth by 4.5 percentage points.
LatAm
Net revenue increased 1%, reflecting effective net pricing, partially offset by an 8-percentage-point impact of unfavorable foreign exchange.
Snacks volume declined slightly, reflecting a double-digit decline in Brazil, partially offset by low-single-digit growth in Mexico.
Beverage volume grew 7%, reflecting double-digit growth in Brazil, Colombia and Guatemala, partially offset by a double-digit decline in Argentina. Additionally, Mexico and Chile each experienced mid-single-digit growth.
Operating profit increased 21%, reflecting the net revenue growth, productivity savings, and a 12-percentage-point impact of an insurance settlement recovery related to the 2017 earthquake in Mexico. These impacts were partially offset by certain operating cost increases, a 15-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and higher advertising and marketing expenses.
ESSA
Net revenue increased 1.5%, reflecting a 7-percentage-point impact of the SodaStream acquisition, as well as effective net pricing, partially offset by a 12-percentage-point impact of unfavorable foreign exchange.
Snacks volume increased slightly, reflecting mid-single-digit growth in the Netherlands and Poland and low-single-digit growth in Russia, partially offset by a double-digit decline in Turkey, a mid-single-digit decline in South Africa and a low-single-digit decline in the United Kingdom.
Beverage volume grew 28%, primarily reflecting a 23-percentage-point impact of the SodaStream acquisition and double-digit growth in Nigeria, partially offset by low-single-digit declines in the United Kingdom and Turkey. Additionally, France grew slightly, Germany experienced low-single-digit growth and Russia and Poland each experienced mid-single-digit growth.
Operating profit increased 6%, reflecting the net revenue growth, productivity savings and a 15-percentage-point impact of an insurance settlement recovery in Russia. These impacts were partially offset by certain operating cost increases, a 29-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and higher advertising and marketing expenses. The SodaStream acquisition contributed 13 percentage points to operating profit growth, partially offset by inventory fair value adjustments and merger and integration charges which reduced operating profit growth by 12 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 14 percentage points.
AMENA
Net revenue decreased 1%, reflecting unfavorable foreign exchange and the refranchising of a portion of our beverage business in Thailand in 2018, which negatively impacted net revenue performance by 5 percentage points each, mostly offset by volume growth and effective net pricing.
Snacks volume grew 4%, reflecting double-digit growth in China and Pakistan and high-single-digit growth in Australia, partially offset by a slight decline in the Middle East. Additionally, India experienced low-single-digit growth.
Beverage volume grew 2%, reflecting high-single-digit growth in China and double-digit growth in the Philippines and Vietnam, partially offset by double-digit declines in India and Pakistan and a mid-single-digit decline in the Middle East.

Operating profit grew 8%, primarily reflecting the volume growth, productivity savings and the effective net pricing, partially offset by certain operating cost increases, higher advertising and marketing expenses and a 4-percentage-point impact of higher commodity costs. Unfavorable foreign exchange reduced operating profit growth by 4.5 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments and transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash and cash equivalents. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2018 Form 10-K.
As of March 23, 2019, we had cash, cash equivalents, short-term investments and restricted cash in our consolidated subsidiaries outside the United States of $2.8 billion, including restricted cash held outside the United States of approximately $0.2 billion related to our acquisition of SodaStream. See Note 13 to our condensed consolidated financial statements for further discussion of restricted cash. As of March 23, 2019, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of March 23, 2019, our mandatory transition tax liability was $3.8 billion. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
Operating Activities
During the 12 weeks ended March 23, 2019, net cash used for operating activities was $0.3 billion, compared to net cash used for operating activities of $1.3 billion in the prior-year period. The operating cash flow performance primarily reflects the discretionary contributions of $1.5 billion to our pension and retiree medical plans in the prior year, partially offset by unfavorable working capital comparisons to 2018.
Investing Activities
During the 12 weeks ended March 23, 2019, net cash used for investing activities was $2.3 billion, primarily reflecting $1.8 billion of cash paid in connection with our acquisition of SodaStream, as well as net capital spending of $0.4 billion.
We expect 2019 net capital spending to be approximately $4.5 billion.
Financing Activities
During the 12 weeks ended March 23, 2019, net cash used for financing activities was $2.9 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $2.3 billion and payments of long-term debt borrowings of $1.9 billion, partially offset by proceeds from issuances of long-term debt of $1.1 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced a share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. In addition, on February 15, 2019, we announced a 3% increase in our annualized dividend to $3.82 per share from $3.71 per share, effective with the dividend expected to be paid in June

2019. We expect to return a total of approximately $8 billion to shareholders in 2019 through share repurchases of approximately $3 billion and dividends of approximately $5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow.

	12 Weeks Ended
	3/23/2019	3/24/2018
Net cash used for operating activities	$(345)	$(1,309)
Capital spending	(442)	(352)
Sales of property, plant and equipment	2	9
Free cash flow	$(785)	$(1,652)
We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2018 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2018 Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 23, 2019, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 week periods ended March 23, 2019 and March 24, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 29, 2018, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the year then ended (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2018, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 17, 2019

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2018 Form 10-K.
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
There were no changes in our internal control over financial reporting during our first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our first fiscal quarter of 2019, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity program, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2018 Form 10-K.
As previously disclosed, in April 2017, Corporación Autónoma Regional de Cundinamarca, a Colombian environmental authority (the environmental authority), initiated an administrative proceeding regarding our subsidiary, PepsiCo Alimentos Z.F., Ltda. (PAZ), for allegedly delivering wastewater to a third party without first verifying that the third party had appropriate permits with respect to the discharge of such wastewater. In July 2018, the environmental authority initiated an administrative proceeding to impose a monetary sanction against PAZ with respect to the alleged permitting violation by the third party, and on August 13, 2018, PAZ submitted evidence of its defense to these allegations. During the first quarter of 2019, the environmental authority rejected our appeals, and we paid a penalty of $11,000 to fully resolve this matter.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Sanctions imposed by foreign authorities are levied in local currency and disclosed using the U.S. dollar equivalent at the time of imposition and are subject to currency fluctuations. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2018 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2019 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(b)
12/29/2018				$14,084

12/30/2018 - 1/26/2019	3.1	$108.89	3.1	(338)
				13,746
1/27/2019 - 2/23/2019	2.4	$111.94	2.4	(273)
				13,473
2/24/2019 - 3/23/2019	3.1	$116.57	3.1	(360)
Total	8.6	$112.50	8.6	$13,113

(a)	All shares were repurchased in open market transactions pursuant to publicly announced repurchase programs.

(b)
Represents shares authorized for repurchase under the $15 billion share repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 42.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 17, 2019	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 17, 2019	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)