Form 10-Q
period 2019-06-15
PEPSICO INC
filed 2019-07-09
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2019 (24 weeks)
OR

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
1.750% Senior Notes Due 2021	PEP21a	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 1, 2019 was 1,398,169,503.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Net Revenue	$16,449	$16,090	$29,333	$28,652
Cost of sales	7,404	7,263	13,092	12,918
Gross profit	9,045	8,827	16,241	15,734
Selling, general and administrative expenses	6,316	5,799	11,504	10,899
Operating Profit	2,729	3,028	4,737	4,835
Other pension and retiree medical benefits income	61	82	125	157
Interest expense	(261)	(308)	(528)	(602)
Interest income and other	38	98	101	167
Income before income taxes	2,567	2,900	4,435	4,557
Provision for income taxes	524	1,070	970	1,374
Net income	2,043	1,830	3,465	3,183
Less: Net income attributable to noncontrolling interests	8	10	17	20
Net Income Attributable to PepsiCo	$2,035	$1,820	$3,448	$3,163
Net Income Attributable to PepsiCo per Common Share
Basic	$1.45	$1.28	$2.46	$2.23
Diluted	$1.44	$1.28	$2.44	$2.21
Weighted-average common shares outstanding
Basic	1,401	1,417	1,403	1,418
Diluted	1,409	1,426	1,411	1,428

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Net income	$2,043	$1,830	$3,465	$3,183
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(365)	(971)	108	(681)
Net change on cash flow hedges	(6)	48	(33)	76
Net pension and retiree medical adjustments	42	56	59	80
Net change on available-for-sale securities	1	4	1	2
	(328)	(863)	135	(523)
Comprehensive income	1,715	967	3,600	2,660
Comprehensive income attributable to noncontrolling interests	(8)	(10)	(17)	(20)
Comprehensive Income Attributable to PepsiCo	$1,707	$957	$3,583	$2,640

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/15/2019	6/16/2018
Operating Activities
Net income	$3,465	$3,183
Depreciation and amortization	1,056	1,070
Share-based compensation expense	118	146
Restructuring and impairment charges	184	44
Cash payments for restructuring charges	(153)	(126)
Pension and retiree medical plan expenses	98	93
Pension and retiree medical plan contributions	(317)	(1,573)
Deferred income taxes and other tax charges and credits	221	(167)
Tax (benefits)/net tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	(29)	778
Tax payments related to the TCJ Act	(393)	(38)
Change in assets and liabilities:
Accounts and notes receivable	(1,372)	(1,019)
Inventories	(872)	(637)
Prepaid expenses and other current assets	(336)	(224)
Accounts payable and other current liabilities	(521)	(560)
Income taxes payable	202	410
Other, net	37	(293)
Net Cash Provided by Operating Activities	1,388	1,087

Investing Activities
Capital spending	(1,167)	(945)
Sales of property, plant and equipment	42	43
Acquisition of SodaStream International Ltd. (SodaStream)	(1,880)	—
Other acquisitions and investments in noncontrolled affiliates	(544)	(188)
Divestitures	270	280
Short-term investments, by original maturity:
More than three months - purchases	—	(5,544)
More than three months - maturities	4	9,416
More than three months - sales	2	760
Three months or less, net	8	5
Other investing, net	(6)	—
Net Cash (Used for)/Provided by Investing Activities	(3,271)	3,827

Financing Activities
Proceeds from issuances of long-term debt	1,122	—
Payments of long-term debt	(2,953)	(2,502)
Short-term borrowings, by original maturity:
More than three months - proceeds	6	—
More than three months - payments	—	(17)
Three months or less, net	652	4,091
Cash dividends paid	(2,635)	(2,305)
Share repurchases - common	(1,726)	(984)
Share repurchases - preferred	—	(2)
Proceeds from exercises of stock options	210	145
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(100)	(82)
Other financing	(15)	(2)
Net Cash Used for Financing Activities	(5,439)	(1,658)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	24	(19)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(7,298)	3,237
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,769	10,657
Cash and Cash Equivalents and Restricted Cash, End of Period	$3,471	$13,894

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/15/2019	12/29/2018
ASSETS
Current Assets
Cash and cash equivalents	$3,293	$8,721
Short-term investments	291	272
Restricted cash	150	1,997
Accounts and notes receivable, less allowance: 6/19 - $113 and 12/18 - $101	8,502	7,142
Inventories:
Raw materials and packaging	1,589	1,312
Work-in-process	384	178
Finished goods	2,015	1,638
	3,988	3,128
Prepaid expenses and other current assets	988	633
Total Current Assets	17,212	21,893
Property, plant and equipment	40,264	40,164
Accumulated depreciation	(22,822)	(22,575)
	17,442	17,589
Amortizable Intangible Assets, net	1,433	1,644
Goodwill	15,632	14,808
Other indefinite-lived intangible assets	14,148	14,181
Indefinite-Lived Intangible Assets	29,780	28,989
Investments in Noncontrolled Affiliates	2,510	2,409
Deferred Income Taxes	4,353	4,364
Other Assets	2,354	760
Total Assets	$75,084	$77,648

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$3,473	$4,026
Accounts payable and other current liabilities	16,455	18,112
Total Current Liabilities	19,928	22,138
Long-Term Debt Obligations	27,712	28,295
Deferred Income Taxes	3,658	3,499
Other Liabilities	9,749	9,114
Total Liabilities	61,047	63,046

Commitments and contingencies

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,399 and 1,409 shares, respectively)	23	23
Capital in excess of par value	3,796	3,953
Retained earnings	60,752	59,947
Accumulated other comprehensive loss	(14,984)	(15,119)
Repurchased common stock, in excess of par value (468 and 458 shares, respectively)	(35,635)	(34,286)
Total PepsiCo Common Shareholders’ Equity	13,952	14,518
Noncontrolling interests	85	84
Total Equity	14,037	14,602
Total Liabilities and Equity	$75,084	$77,648

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/15/2019		6/16/2018		6/15/2019		6/16/2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of period	—	$—	—	$—	—	$—	0.8	$41
Conversion to common stock	—	—	—	—	—	—	(0.1)	(6)
Retirement of preferred stock	—	—	—	—	—	—	(0.7)	(35)
Balance, end of period	—	—	—	—	—	—	—	—
Repurchased Preferred Stock
Balance, beginning of period	—	—	—	—	—	—	(0.7)	(197)
Redemptions	—	—	—	—	—	—	—	(2)
Retirement of preferred stock	—	—	—	—	—	—	0.7	199
Balance, end of period	—	—	—	—	—	—	—	—
Common Stock
Balance, beginning of period	1,404	23	1,419	24	1,409	23	1,420	24
Shares issued in connection with preferred stock conversion to common stock	—	—	—	—	—	—	1	—
Change in repurchased common stock	(5)	—	(4)	—	(10)	—	(6)	—
Balance, end of period	1,399	23	1,415	24	1,399	23	1,415	24
Capital in Excess of Par Value
Balance, beginning of period		3,753		3,866		3,953		3,996
Share-based compensation expense		62		65		119		148
Equity issued in connection with preferred stock conversion to common stock		—		—		—		6
Stock option exercises, RSUs, PSUs and PEPunits converted		(12)		(8)		(176)		(150)
Withholding tax on RSUs, PSUs and PEPunits converted		(7)		(6)		(100)		(82)
Other		—		(2)		—		(3)
Balance, end of period		3,796		3,915		3,796		3,915
Retained Earnings
Balance, beginning of period		60,060		52,726		59,947		52,839
Cumulative effect of accounting changes		—		—		8		(145)
Net income attributable to PepsiCo		2,035		1,820		3,448		3,163
Cash dividends declared – common (a)		(1,343)		(1,323)		(2,651)		(2,470)
Retirement of preferred stock		—		—		—		(164)
Balance, end of period		60,752		53,223		60,752		53,223
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,656)		(12,717)		(15,119)		(13,057)
Other comprehensive (loss)/income attributable to PepsiCo		(328)		(863)		135		(523)
Balance, end of period		(14,984)		(13,580)		(14,984)		(13,580)
Repurchased Common Stock
Balance, beginning of period	(463)	(34,978)	(448)	(33,016)	(458)	(34,286)	(446)	(32,757)
Share repurchases	(6)	(779)	(5)	(483)	(15)	(1,750)	(10)	(1,004)
Stock option exercises, RSUs, PSUs and PEPunits converted	1	122	1	28	5	401	4	289
Other	—	—	—	—	—	—	—	1
Balance, end of period	(468)	(35,635)	(452)	(33,471)	(468)	(35,635)	(452)	(33,471)
Total PepsiCo Common Shareholders’ Equity		13,952		10,111		13,952		10,111
Noncontrolling Interests
Balance, beginning of period		94		102		84		92
Net income attributable to noncontrolling interests		8		10		17		20
Distributions to noncontrolling interests		(15)		—		(15)		—
Other, net		(2)		(2)		(1)		(2)
Balance, end of period		85		110		85		110
Total Equity		$14,037		$10,221		$14,037		$10,221

(a)
Cash dividends declared per common share were $0.955 and $0.9275 for the 12 weeks ended June 15, 2019 and June 16, 2018, respectively, and $1.8825 and $1.7325 for the 24 weeks ended June 15, 2019 and June 16, 2018, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of June 15, 2019, Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the 12 and 24 weeks ended June 15, 2019 and June 16, 2018 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 15, 2019 and June 16, 2018 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (2018 Form 10-K), as modified to reflect the adoption of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2018 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 15, 2019 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 15, 2019, and the months of January through May are reflected in our results for the 24 weeks ended June 15, 2019.
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
The following information is unaudited. Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s financial statements to conform to the current year presentation.
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

4)	Latin America (LatAm), which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, the Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
Net Revenue (a)	6/15/2019	6/16/2018	6/15/2019	6/16/2018
FLNA	$4,010	$3,837	$7,825	$7,454
QFNA	540	527	1,134	1,128
PBNA	5,322	5,193	9,832	9,608
LatAm	1,886	1,843	3,127	3,067
ESSA	3,133	3,116	4,826	4,784
AMENA	1,558	1,574	2,589	2,611
Total	$16,449	$16,090	$29,333	$28,652

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

	12 Weeks Ended		24 Weeks Ended
Operating Profit	6/15/2019	6/16/2018	6/15/2019	6/16/2018
FLNA	$1,249	$1,200	$2,408	$2,250
QFNA	127	145	265	300
PBNA	690	747	1,079	1,135
LatAm	278	269	508	458
ESSA	366	438	491	556
AMENA (a)	325	496	526	683
Total division	$3,035	$3,295	$5,277	$5,382
Corporate unallocated expenses	(306)	(267)	(540)	(547)
Total	$2,729	$3,028	$4,737	$4,835

(a)	Operating profit for AMENA for the 12 and 24 weeks ended June 16, 2018 includes a gain of $144 million associated with refranchising a portion of our beverage business in Thailand.
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
We utilized a comprehensive approach to assess the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. We completed our comprehensive review of our lease portfolio, including significant leases by geography and by asset type that were impacted by the new guidance, and enhanced our controls. In addition, we implemented a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance.
We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification, recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our real estate leases. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term. The adoption did not have a material impact on our financial statements, resulting in an increase of 2% to each of our total assets and total liabilities on our balance sheet, and had an immaterial increase to retained earnings as of the beginning of 2019. See Note 13 for further information.
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
A summary of our 2019 Productivity Plan charges is as follows:

	6/15/2019
	12 Weeks Ended	24 Weeks Ended
Cost of sales	$82	$90
Selling, general and administrative expenses	76	99
Other pension and retiree medical benefits income (a)	—	(5)
Total restructuring and impairment charges	$158	$184
After-tax amount	$120	$143
Net income attributable to PepsiCo per common share	$0.08	$0.10

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	6/15/2019
	12 Weeks Ended	24 Weeks Ended	Plan to Date
FLNA	$6	$6	$37
QFNA	—	—	5
PBNA	10	16	56
LatAm	21	21	30
ESSA	53	59	67
AMENA	42	53	56
Corporate	26	34	41
	158	189	292
Other pension and retiree medical benefits (income)/expense (a)	—	(5)	30
	$158	$184	$322

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	6/15/2019
	12 Weeks Ended	24 Weeks Ended	Plan to Date
Severance and other employee costs	$43	$40	$177
Asset impairments	76	84	84
Other costs (a)	39	60	61
	$158	$184	$322

(a)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 15, 2019 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 29, 2018	$105	$—	$1	$106
2019 restructuring charges	40	84	60	184
Cash payments (a)	(44)	—	(20)	(64)
Non-cash charges and translation	5	(84)	—	(79)
Liability as of June 15, 2019	$106	$—	$41	$147

(a)	Excludes cash expenditures of $2 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at June 15, 2019 is expected to be paid by the end of 2019.
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

For the 12 and 24 weeks ended June 15, 2019, there were no material charges related to this program. Cash payments for the 24 weeks ended June 15, 2019 were $89 million. The accrual related to this program as of June 15, 2019 is immaterial and is expected to be paid by the end of 2019.
For further information, refer to Note 3 to our consolidated financial statements in our 2018 Form 10-K.
A summary of our 2014 Productivity Plan charges is as follows:

	6/16/2018
	12 Weeks Ended	24 Weeks Ended
Selling, general and administrative expenses	$32	$40
Other pension and retiree medical benefits expense	—	4
Total restructuring and impairment charges	$32	$44
After-tax amount	$24	$35
Net income attributable to PepsiCo per common share	$0.02	$0.02

	6/16/2018
	12 Weeks Ended	24 Weeks Ended
FLNA	$4	$9
QFNA	—	1
PBNA	9	12
LatAm	3	12
ESSA	4	8
AMENA	2	4
Corporate (a)	10	(2)
	$32	$44

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	6/16/2018
	12 Weeks Ended	24 Weeks Ended
Severance and other employee costs	$21	$24
Asset impairments	4	8
Other costs	7	12
	$32	$44
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/15/2019			12/29/2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$842	$(148)	$694	$838	$(140)	$698
Reacquired franchise rights	106	(105)	1	106	(105)	1
Brands	1,305	(1,043)	262	1,306	(1,032)	274
Other identifiable intangibles (a)	777	(301)	476	959	(288)	671
	$3,030	$(1,597)	$1,433	$3,209	$(1,565)	$1,644

(a)	The change from December 29, 2018 to June 15, 2019 primarily reflects revisions to the purchase price allocation for our acquisition of SodaStream.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/29/2018	Acquisitions/ (Divestitures)	Translation and Other	Balance 6/15/2019

FLNA
Goodwill	$297	$(3)	$3	$297
Brands	161	—	—	161
	458	(3)	3	458
QFNA
Goodwill	184	11	—	195
Brands	25	(14)	—	11
	209	(3)	—	206
PBNA (a)
Goodwill	9,813	134	9	9,956
Reacquired franchise rights	7,058	—	16	7,074
Acquired franchise rights	1,510	—	4	1,514
Brands	353	322	—	675
	18,734	456	29	19,219
LatAm
Goodwill	509	—	(7)	502
Brands	127	—	(2)	125
	636	—	(9)	627
ESSA (b)
Goodwill	3,611	630	60	4,301
Reacquired franchise rights	497	—	(3)	494
Acquired franchise rights	161	—	(5)	156
Brands	4,188	(378)	29	3,839
	8,457	252	81	8,790
AMENA
Goodwill	394	(4)	(9)	381
Brands	101	—	(2)	99
	495	(4)	(11)	480

Total goodwill	14,808	768	56	15,632
Total reacquired franchise rights	7,555	—	13	7,568
Total acquired franchise rights	1,671	—	(1)	1,670
Total brands	4,955	(70)	25	4,910
	$28,989	$698	$93	$29,780

(a)	The change from December 29, 2018 to June 15, 2019 primarily reflects our acquisition of CytoSport Inc.

(b)	The change from December 29, 2018 to June 15, 2019 primarily reflects revisions to the purchase price allocation for our acquisition of SodaStream.
Note 5 - Income Taxes
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The U.S. Securities and Exchange Commission previously issued guidance related to the TCJ Act which allowed recording of provisional tax expense using a measurement period, not to exceed one year, when information necessary to complete the accounting for the effects of the TCJ Act was not available. We elected to apply the measurement period provisions of this guidance to certain income tax effects of the TCJ Act when it became effective in the fourth quarter of 2017. The provisional measurement period ended in the fourth quarter of 2018. As a result, we recognized a net tax benefit of $28 million ($0.02 per share) for the fiscal year ended December 29, 2018, which included provisional transition tax expense of $777 million ($0.54 per share) recorded in the 12 weeks ended June 16, 2018 and $778 million ($0.54 per share) recorded in the 24 weeks ended June 16, 2018.
While our accounting for the recorded impact of the TCJ Act as of December 29, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 29, 2018, and additional guidance issued by the Internal Revenue Service (IRS) impacted, and may continue to impact, our recorded amounts after December 29, 2018.
In the 24 weeks ended June 15, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
For further information and discussion of the impact of the TCJ Act, refer to Note 5 to our consolidated financial statements in our 2018 Form 10-K.
Other Tax Matters
In a referendum held on May 19, 2019, Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The TRAF did not have a material impact on our business and financial results for the 12 and 24 weeks ended June 15, 2019. Enactment of TRAF provisions subsequent to our second quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. We will continue to monitor and assess the impact the TRAF may have on our business and financial results.
In the second quarter of 2018, we reached an agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The agreement resulted in a non-cash tax benefit totaling $314 million ($0.22 per share) in the 12 and 24 weeks ended June 16, 2018.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Share-based compensation expense - equity awards	$61	$66	$118	$146
Share-based compensation expense - liability awards	3	(4)	4	2
Restructuring charges	1	(1)	1	2
Total	$65	$61	$123	$150

For the 12 weeks ended June 15, 2019 and June 16, 2018, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/15/2019		6/16/2018
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.1	$116.00	1.2	$108.75
RSUs and PSUs	2.7	$116.03	2.6	$108.70

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $16 million and $21 million during the 24 weeks ended June 15, 2019 and June 16, 2018, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/15/2019	6/16/2018
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.6%
Expected volatility	14%	12%
Expected dividend yield	3.1%	2.7%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/15/2019	6/16/2018	6/15/2019	6/16/2018	6/15/2019	6/16/2018
	U.S.		International
Service cost	$88	$99	$18	$22	$6	$8
Interest cost	126	111	23	23	8	8
Expected return on plan assets	(206)	(217)	(45)	(48)	(4)	(5)
Amortization of prior service cost/(credits)	3	—	—	—	(5)	(4)
Amortization of net losses/(gains)	37	42	8	11	(6)	(3)
Total	$48	$35	$4	$8	$(1)	$4

	24 Weeks Ended
	Pension				Retiree Medical
	6/15/2019	6/16/2018	6/15/2019	6/16/2018	6/15/2019	6/16/2018
	U.S.		International
Service cost	$176	$199	$31	$40	$11	$15
Interest cost	251	222	40	40	16	16
Expected return on plan assets	(412)	(435)	(78)	(84)	(8)	(9)
Amortization of prior service cost/(credits)	5	1	—	—	(9)	(9)
Amortization of net losses/(gains)	74	83	13	19	(12)	(5)
	94	70	6	15	(2)	8
Special termination benefits (a)	(5)	3	—	1	—	—
Total	$89	$73	$6	$16	$(2)	$8

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the 24 weeks ended June 15, 2019, we made discretionary contributions of $150 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $17 million to our international plans. During the 24 weeks ended June 16, 2018, we made discretionary contributions of $1.4 billion to Plan A in the United States and $17 million to our international plans.
Note 8 - Debt Obligations
In the 24 weeks ended June 15, 2019, we issued the following senior notes:

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
In the 24 weeks ended June 15, 2019, $3.0 billion of senior notes matured and were paid.
As of June 15, 2019, we had $0.6 billion of commercial paper outstanding.
In the second quarter of 2019, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 3, 2024. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2019, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 1, 2020. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 4, 2018. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 15, 2019, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 24 weeks ended June 15, 2019 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2018 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of June 15, 2019 and December 29, 2018 are as follows:

	Notional Amounts(a)
	6/15/2019	12/29/2018
Commodity	$1.1	$1.1
Foreign exchange	$2.1	$2.0
Interest rate (b)	$5.7	$10.5
Net investment (c)	$2.0	$0.9

(a)	In billions.

(b)	The decrease is due to interest rate swap terminations and maturities.

(c)	The total notional of our net investment hedge consists of non-derivative debt instruments.
As of June 15, 2019, approximately 15% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 29% as of December 29, 2018.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 15, 2019 and December 29, 2018 are categorized as follows:

		6/15/2019		12/29/2018
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$71	$—	$3,658	$—
Short-term investments (c)	1	$220	$—	$196	$—
Prepaid forward contracts (d)	2	$16	$—	$22	$—
Deferred compensation (e)	2	$—	$458	$—	$450
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$18	$1	$108
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$25	$15	$44	$14
Interest rate (g)	2	—	375	—	323
Commodity (h)	1	17	1	—	1
Commodity (i)	2	—	6	—	3
		$42	$397	$44	$341
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$1	$7	$3	$10
Commodity (h)	1	21	14	2	17
Commodity (i)	2	1	61	5	92
		$23	$82	$10	$119
Total derivatives at fair value (j)		$65	$497	$55	$568
Total		$372	$955	$3,931	$1,018

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 15, 2019, these debt securities were classified as short-term investments. As of December 29, 2018, these debt securities were primarily classified as cash equivalents. Unrealized gains and losses on our investments in debt securities as of June 15, 2019 and December 29, 2018 were not material. The decrease in available-for-sale debt securities was due to maturities during the current year.

(c)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based primarily on the price of our common stock.

(e)	Based on the fair value of investments corresponding to employees’ investment elections.

(f)
Based on LIBOR forward rates. As of June 15, 2019 and December 29, 2018, the carrying amount of the hedged fixed-rate debt was $3.0 billion and $7.7 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of June 15, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $73 million loss, which is being amortized over the remaining life of the related debt obligations.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 15, 2019 and December 29, 2018 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted is classified as restricted cash. See Note 12 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of June 15, 2019 and December 29,

2018 was $33 billion and $32 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/15/2019	6/16/2018	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Foreign exchange	$7	$9	$(13)	$(35)	$1	$10
Interest rate	(22)	27	59	105	27	117
Commodity	31	(22)	(9)	—	1	1
Net investment	—	—	(5)	(64)	—	—
Total	$16	$14	$32	$6	$29	$128

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/15/2019	6/16/2018	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Foreign exchange	$4	$(3)	$18	$(30)	$(4)	$16
Interest rate	(50)	138	52	9	16	55
Commodity	(11)	(3)	(13)	(2)	2	2
Net investment	—	—	(15)	(55)	—	—
Total	$(57)	$132	$42	$(78)	$14	$73

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

Based on current market conditions, we expect to reclassify net losses of $3 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/15/2019		6/16/2018
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.45		$1.28
Net income available for PepsiCo common shareholders	$2,035	1,401	$1,820	1,417
Dilutive securities:
Stock options, RSUs, PSUs and Other	—	8	—	9
Diluted	$2,035	1,409	$1,820	1,426
Diluted net income attributable to PepsiCo per common share	$1.44		$1.28

	24 Weeks Ended
	6/15/2019		6/16/2018
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$3,448		$3,163
Preferred stock: (b)
Redemption premium	—		(2)
Net income available for PepsiCo common shareholders	$3,448	1,403	$3,161	1,418
Basic net income attributable to PepsiCo per common share	$2.46		$2.23
Net income available for PepsiCo common shareholders	$3,448	1,403	$3,161	1,418
Dilutive securities:
Stock options, RSUs, PSUs and Other	—	8	—	10
Employee stock ownership plan convertible preferred stock	—	—	2	—
Diluted	$3,448	1,411	$3,163	1,428
Diluted net income attributable to PepsiCo per common share	$2.44		$2.21

(a)	Weighted-average common shares outstanding (in millions).

(b)
All of the outstanding shares of our convertible preferred stock were converted into common stock on January 26, 2018 and retired for accounting purposes. For further information, refer to Note 11 to our consolidated financial statements in our 2018 Form 10-K.

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2019	6/16/2018	6/15/2019	6/16/2018
Out-of-the-money options (a)	—	2.8	0.6	1.4
Average exercise price per option	$—	$109.28	$115.98	$112.52

(a)	In millions.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$2	$(19)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	—	458
Tax amounts	(2)	8	(1)	—	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$2	$(19)	$(14,656)
Other comprehensive (loss)/income before reclassifications (c)	(365)	(37)	16	1	—	(385)
Amounts reclassified from accumulated other comprehensive loss	—	29	37	—	—	66
Net other comprehensive (loss)/income	(365)	(8)	53	1	—	(319)
Tax amounts	—	2	(11)	—	—	(9)
Balance as of June 15, 2019 (a)	$(11,810)	$54	$(3,212)	$3	$(19)	$(14,984)

(a)	Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018, $1,465 million as of March 23, 2019 and $1,454 million as of June 15, 2019.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.

(c)	Currency translation adjustment primarily reflects depreciation of the euro, Mexican peso and Swiss franc.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	$(9,987)	$75	$(2,780)	$(6)	$(19)	$(12,717)
Other comprehensive (loss)/income before reclassifications (c)	(953)	(70)	28	4	—	(991)
Amounts reclassified from accumulated other comprehensive loss	—	128	46	—	—	174
Net other comprehensive (loss)/income	(953)	58	74	4	—	(817)
Tax amounts	(18)	(10)	(18)	—	—	(46)
Balance as of June 16, 2018 (a)	$(10,958)	$123	$(2,724)	$(2)	$(19)	$(13,580)

(a)	Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017, $1,332 million as of March 24, 2018 and $1,314 million as of June 16, 2018.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble and Mexican peso.

(c)	Currency translation adjustment primarily reflects depreciation in the Russian ruble, Brazilian real and Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2019	6/16/2018	6/15/2019	6/16/2018	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$1	$—	$1	$—	Net revenue
Foreign exchange contracts	—	10	(5)	16	Cost of sales
Interest rate derivatives	27	117	16	55	Interest expense
Commodity contracts	1	1	2	3	Cost of sales
Commodity contracts	—	—	—	(1)	Selling, general and administrative expenses
Net losses before tax	29	128	14	73
Tax amounts	(6)	(31)	(2)	(17)
Net losses after tax	$23	$97	$12	$56

Pension and retiree medical items:
Amortization of prior service credits	$(2)	$(4)	$(4)	$(8)	Other pension and retiree medical benefits income
Amortization of net losses	39	50	75	97	Other pension and retiree medical benefits income
Net losses before tax	37	46	71	89
Tax amounts	(8)	(10)	(15)	(20)
Net losses after tax	$29	$36	$56	$69

Total net losses reclassified, net of tax	$52	$133	$68	$125

Note 12 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	6/15/2019	12/29/2018
Cash and cash equivalents	$3,293	$8,721
Restricted cash (a)	150	1,997
Restricted cash included in other assets (b)	28	51
Total cash and cash equivalents and restricted cash	$3,471	$10,769

(a)	Includes consideration held by our paying agent in connection with our acquisition of SodaStream of $117 million as of June 15, 2019 and $2.0 billion as of December 29, 2018.

(b)	Primarily relates to collateral posted against our derivative asset or liability positions.
Note 13 - Leases
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
Components of lease cost are as follows:

	6/15/2019
	12 Weeks Ended	24 Weeks Ended
Operating lease cost (a)	$106	$191
Variable lease cost (b)	$23	$42
Short-term lease cost (c)	$93	$177

(a)	Includes right-of-use asset amortization of $94 million and $168 million for the 12 and 24 weeks ended June 15, 2019, respectively.

(b)	Primarily related to adjustments for inflation, common-area maintenance and property tax.

(c)	Not recorded on our balance sheet.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

6/15/2019
24 Weeks Ended
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$206
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$170

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	6/15/2019
Right-of-use assets	Other assets	$1,473
Current lease liabilities	Accounts payable and other current liabilities	$400
Non-current lease liabilities	Other liabilities	$1,071

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

6/15/2019
Weighted-average remaining lease term	5 years
Weighted-average discount rate	4%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

2019 (a)	$245
2020	421
2021	315
2022	229
2023	139
2024 and beyond	320
Total lease payments	1,669
Less: Imputed interest	(198)
Present value of lease liabilities	$1,471

(a)	Excluding the 24 weeks ended June 15, 2019.

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$459
2020	406
2021	294
2022	210
2023	161
2024 and beyond	310
Total	$1,840

A summary of rent expense for the fiscal years ended December 29, 2018 and December 30, 2017 is as follows:

	2018	2017
Rent expense	$771	$742

Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Note 14 - Acquisitions and Divestitures
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was approximately $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired), including $0.1 billion of consideration held by our paying agent in connection with this acquisition and reported as restricted cash as of June 15, 2019.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date include goodwill and other intangible assets of $3.0 billion and property, plant and equipment of $0.2 billion, all of which are recorded in our ESSA segment. During the 12 and 24 weeks ended June 15, 2019, we incurred incremental costs of $24 million ($19 million after-tax or $0.01 per share) (including $23 million in our ESSA segment and $1 million in corporate unallocated expenses) and $39 million ($32 million after-tax or $0.02 per share) (including $38 million in our ESSA segment and $1 million in corporate unallocated expenses), respectively. These incremental costs are primarily related to inventory fair value adjustments, as well as merger and integration charges, including employee-related costs. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the end of 2019.
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
In the 24 weeks ended June 15, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
In a referendum held on May 19, 2019, Switzerland passed TRAF, effective January 1, 2020. The TRAF did not have a material impact on our business and financial results for the 12 and 24 weeks ended June 15, 2019. Enactment of TRAF provisions subsequent to our second quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. We will continue to monitor and assess the impact the TRAF may have on our business and financial results.
See Note 5 to our condensed consolidated financial statements for further information.
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in laws related to the use or disposal of plastics or other packaging of PepsiCo’s products; changes in, or failure to comply with, applicable laws and regulations; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of labeling or warning requirements on PepsiCo’s products; PepsiCo’s ability to compete effectively; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or operating model; political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; uncertain or unfavorable economic conditions in the countries in which PepsiCo operates; the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption; increased costs, disruption of supply or shortages of raw materials and other supplies; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete, integrate or manage acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; increase in income tax rates, changes in income tax laws, including as a result of enactment and implementation of the TRAF, or disagreements with tax authorities; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of, or a significant reduction in sales to, any key customer; disruption to the retail landscape, including rapid growth in hard discounters and the e-commerce channel; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other factors that may adversely affect the price of PepsiCo’s publicly traded securities and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2018 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 12 weeks ended June 15, 2019, substantially all of our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 15, 2019, substantially all of our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 15, 2019, our operations outside of the United States generated 40% of our consolidated net revenue, with Mexico, Russia, Canada, the United Kingdom and China comprising approximately 19% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In each of the 12 and 24 weeks ended June 15, 2019, unfavorable foreign exchange reduced net revenue growth by 3 percentage points, primarily due to declines in the Russian ruble, Turkish lira, euro, Argentine peso and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and currency fluctuations in certain of these international markets, continue to, and the threat or imposition of tariffs in or related to these international markets may, result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the ESSA segment and our other businesses.
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
In a referendum held on May 19, 2019, Switzerland passed TRAF, effective January 1, 2020. The TRAF did not have a material impact on our business and financial results for the 12 and 24 weeks ended June 15, 2019. Enactment of TRAF provisions subsequent to our second quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. We will continue to monitor and assess the impact the TRAF may have on our business and financial results. See Note 5 to our condensed consolidated financial statements for further information.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 15, 2019 and December 29, 2018 and Note 9 to our consolidated financial statements in our 2018 Form 10-K for a discussion of these items. Cautionary statements included above, in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2018 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 and 24 weeks ended June 15, 2019, total servings increased 3% and 3.5%, respectively.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended June 15, 2019 include beverage volume outside of North America for the months of March, April and May. The 24 weeks ended June 15, 2019 include beverage volume outside of North America for the months of January through May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.
Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/15/2019	6/16/2018	Change	6/15/2019	6/16/2018	Change
Net revenue	$16,449	$16,090	2%	$29,333	$28,652	2%
Operating profit	$2,729	$3,028	(10)%	$4,737	$4,835	(2)%
Operating profit margin	16.6%	18.8%	(2.2)	16.1%	16.9%	(0.8)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 10% and operating profit margin decreased 2.2 percentage points. Operating profit performance was driven by certain operating cost increases, a 5-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses, partially offset by effective net pricing and productivity savings.
Higher restructuring and impairment charges (see “Items Affecting Comparability”) and a prior-year gain on the refranchising of a portion of our beverage business in Thailand each negatively impacted operating profit performance by 5 percentage points.

24 Weeks
Operating profit decreased 2% and operating profit margin decreased 0.8 percentage points. Operating profit performance was driven by certain operating cost increases, a 6-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses, partially offset by net revenue growth and productivity savings.
Higher restructuring and impairment charges (see “Items Affecting Comparability”) and a prior-year gain on the refranchising of a portion of our beverage business in Thailand negatively impacted operating profit performance by 4 percentage points and 3 percentage points, respectively. A prior-year bonus extended to certain U.S. employees in connection with the TCJ Act positively contributed 2 percentage points to operating profit performance.

Other Consolidated Results

	12 Weeks Ended					24 Weeks Ended
	6/15/2019		6/16/2018		Change	6/15/2019		6/16/2018		Change
Other pension and retiree medical benefits income	$61		$82		$(21)	$125		$157		$(32)
Net interest expense	$(223)		$(210)		$(13)	$(427)		$(435)		$8
Tax rate (a)	20.4%		36.9%			21.9%		30.2%
Net income attributable to PepsiCo	$2,035		$1,820		12%	$3,448		$3,163		9%
Net income attributable to PepsiCo per common share – diluted	$1.44		$1.28		13%	$2.44		$2.21		10%
Mark-to-market net impact	—		—			(0.03)		0.01
Restructuring and impairment charges	0.08		0.02			0.10		0.02
Inventory fair value adjustments and merger and integration charges	0.01		—			0.02		—
Tax benefit (a)	—		(0.22)			—		(0.22)
Tax (benefits)/net tax expense related to the TCJ Act (a)	—		0.54			(0.02)		0.54
Net income attributable to PepsiCo per common share – diluted, excluding above items (b)	$1.54	(c)	$1.61	(c)	(4)%	$2.52	(c)	$2.58	(c)	(2)%
Impact of foreign exchange translation					2					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (b)					(2)%					—%

(a)	See Note 5 to our condensed consolidated financial statements for further information.

(b)	See “Non-GAAP Measures.”

(c)	Does not sum due to rounding.
12 Weeks
Other pension and retiree medical benefits income decreased $21 million, primarily reflecting lower expected return on plan assets due to a lower plan asset balance following the recognition of 2018 losses and higher interest costs in the U.S. pension plans.
Net interest expense increased $13 million, reflecting lower interest income due to lower average cash balances, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by lower interest expense due to lower average debt balances.
The reported tax rate decreased 16.5 percentage points, primarily as a result of the prior-year provisional net tax expense related to the TCJ Act, partially offset by the prior-year favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo increased 12% and net income attributable to PepsiCo per common share increased 13%. Items affecting comparability (see “Items Affecting Comparability”) contributed 17 percentage points to net income attributable to PepsiCo growth and 18 percentage points to net income attributable to PepsiCo per common share growth.

24 Weeks
Other pension and retiree medical benefits income decreased $32 million, primarily reflecting lower expected return on plan assets due to a lower plan asset balance following the recognition of 2018 losses and higher interest costs in the U.S. pension plans.
Net interest expense decreased $8 million, reflecting lower interest expense due to lower average debt balances, as well as higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by lower interest income due to lower average cash balances.
The reported tax rate decreased 8.3 percentage points, primarily as a result of the prior-year provisional net tax expense and current-year tax benefits both related to the TCJ Act. These impacts were partially offset by the prior-year favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo increased 9% and net income attributable to PepsiCo per common share increased 10%. Items affecting comparability (see “Items Affecting Comparability”) contributed 13 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.
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
The following non-GAAP financial measures are contained in this Form 10-Q:

•
cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to noncontrolling interests, each adjusted for items affecting comparability;

•
operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue growth; and

•	free cash flow.
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to noncontrolling interests, each adjusted for items affecting comparability, operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 and 2014 Productivity Plans, inventory fair value adjustments and merger and integration charges associated with our acquisition of SodaStream, tax benefits/net tax expense in connection with the TCJ Act and a tax benefit (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Net Revenue and Organic Revenue Growth” in “Results of Operations – Division Review” for further information.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/15/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,404	$9,045	$6,316	$2,729	$524	$8	$2,035
Items Affecting Comparability
Mark-to-market net impact	13	(13)	(19)	6	1	—	5
Restructuring and impairment charges	(82)	82	(76)	158	38	4	116
Inventory fair value adjustments and merger and integration charges	(20)	20	(4)	24	5	—	19
Core, Non-GAAP Measure	$7,315	$9,134	$6,217	$2,917	$568	$12	$2,175

	12 Weeks Ended 6/16/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,263	$8,827	$5,799	$3,028	$1,070	$1,820
Items Affecting Comparability
Mark-to-market net impact	7	(7)	(4)	(3)	1	(4)
Restructuring and impairment charges	—	—	(32)	32	8	24
Provisional net tax expense related to the TCJ Act	—	—	—	—	(777)	777
Tax benefit	—	—	—	—	314	(314)
Core, Non-GAAP Measure	$7,270	$8,820	$5,763	$3,057	$616	$2,303

	24 Weeks Ended 6/15/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$13,092	$16,241	$11,504	$4,737	$125	$970	$17	$3,448
Items Affecting Comparability
Mark-to-market net impact	32	(32)	22	(54)	—	(13)	—	(41)
Restructuring and impairment charges	(90)	90	(99)	189	(5)	41	4	139
Inventory fair value adjustments and merger and integration charges	(34)	34	(5)	39	—	7	—	32
Tax benefits related to the TCJ Act	—	—	—	—	—	29	—	(29)
Core, Non-GAAP Measure	$13,000	$16,333	$11,422	$4,911	$120	$1,034	$21	$3,549

	24 Weeks Ended 6/16/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$12,918	$15,734	$10,899	$4,835	$157	$1,374	$3,163
Items Affecting Comparability
Mark-to-market net impact	(20)	20	(8)	28	—	8	20
Restructuring and impairment charges	—	—	(40)	40	4	9	35
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(778)	778
Tax benefit	—	—	—	—	—	314	(314)
Core, Non-GAAP Measure	$12,898	$15,754	$10,851	$4,903	$161	$927	$3,682

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $322 million to date. We expect to incur pre-tax charges of approximately $450 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 results. These total pre-tax charges are expected to consist of approximately 70% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 15% for other costs associated with the implementation of our initiatives. We expect to incur cash expenditures of approximately $1.6 billion, of which we have incurred $66 million to date. We expect cash expenditures of approximately $300 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 cash flows. We expect to incur the majority of the pre-tax charges and cash expenditures in our fiscal 2019, 2020 and 2021 results.
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
Inventory Fair Value Adjustments and Merger and Integration Charges
During the 12 and 24 weeks ended June 15, 2019, we incurred incremental costs of $24 million ($19 million after-tax or $0.01 per share) (including $23 million in our ESSA segment and $1 million in corporate unallocated expenses) and $39 million ($32 million after-tax or $0.02 per share) (including $38 million in our ESSA segment and $1 million in corporate unallocated expenses), respectively, related to our acquisition of SodaStream. These incremental costs are primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at acquisition date, as well as merger and integration charges, including employee-related costs.
See Note 14 to our condensed consolidated financial statements for further information.
Tax Benefits/Net Tax Expense Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
In connection with the TCJ Act, we recognized tax benefits totaling $29 million ($0.02 per share) in the 24 weeks ended June 15, 2019, and provisional transition tax expense of $777 million ($0.54 per share) in the 12 weeks ended June 16, 2018 and $778 million ($0.54 per share) in the 24 weeks ended June 16, 2018.
See Note 5 to our condensed consolidated financial statements for further information.
Tax Benefit
During the 12 and 24 weeks ended June 16, 2018, we recognized a non-cash tax benefit of $314 million ($0.22 per share) associated with our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013.
See Note 5 to our condensed consolidated financial statements for further information.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on organic revenue growth see “Non-GAAP Measures.”

	12 Weeks Ended 6/15/2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	4.5%	—	—	5%	1	4
QFNA	2.5%	0.5	—	3%	1	2
PBNA	2.5%	—	(0.5)	2%	(2)	4
LatAm	2%	7	—	10%	4	6
ESSA	0.5%	9	(4.5)	5%	(1)	6
AMENA	(1)%	4	2	5%	4.5	1
Total	2%	3	(1)	4.5%	—	4

	24 Weeks Ended 6/15/2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	5%	—	—	5%	1.5	4
QFNA	1%	0.5	(0.5)	0.5%	—	1
PBNA	2%	—	—	2%	(2)	4
LatAm	2%	8	—	10%	3	7
ESSA	1%	10	(5)	6%	(0.5)	6
AMENA	(1)%	4.5	3	7%	5	2
Total	2%	3	(1)	5%	—	4

(a)	Amounts may not sum due to rounding.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/15/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,249	$—	$6	$—	$1,255
QFNA	127	—	—	—	127
PBNA	690	—	10	—	700
LatAm	278	—	21	—	299
ESSA	366	—	53	23	442
AMENA	325	—	42	—	367
Corporate unallocated expenses	(306)	6	26	1	(273)
Total	$2,729	$6	$158	$24	$2,917

	12 Weeks Ended 6/16/2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$1,200	$—	$4	$1,204
QFNA	145	—	—	145
PBNA	747	—	9	756
LatAm	269	—	3	272
ESSA	438	—	4	442
AMENA	496	—	2	498
Corporate unallocated expenses	(267)	(3)	10	(260)
Total	$3,028	$(3)	$32	$3,057

	24 Weeks Ended 6/15/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$2,408	$—	$6	$—	$2,414
QFNA	265	—	—	—	265
PBNA	1,079	—	16	—	1,095
LatAm	508	—	21	—	529
ESSA	491	—	59	38	588
AMENA	526	—	53	—	579
Corporate unallocated expenses	(540)	(54)	34	1	(559)
Total	$4,737	$(54)	$189	$39	$4,911

	24 Weeks Ended 6/16/2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$2,250	$—	$4	$2,254
QFNA	300	—	—	300
PBNA	1,135	—	11	1,146
LatAm	458	—	12	470
ESSA	556	—	8	564
AMENA	683	—	4	687
Corporate unallocated expenses	(547)	28	1	(518)
Total	$4,835	$28	$40	$4,903

(a)	See “Items Affecting Comparability.”
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/15/2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4%	—	—	—	4%	—	4.5%
QFNA	(12)%	—	—	—	(13)%	—	(13)%
PBNA	(8)%	—	—	—	(7)%	—	(7)%
LatAm	4%	—	6	—	10%	3	13%
ESSA	(16)%	—	11	5	—%	9	9%
AMENA	(34)%	—	8	—	(26)%	2	(24)%
Corporate unallocated expenses	15%	(4)	(6)	—	5%	—	5%
Total	(10)%	—	4	1	(5)%	2	(2.5)%

	24 Weeks Ended 6/15/2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	7%	—	—	—	7%	—	7%
QFNA	(12)%	—	—	—	(12)%	—	(12)%
PBNA	(5)%	—	0.5	—	(4)%	—	(4)%
LatAm	11%	—	2	—	13%	4	16%
ESSA	(12)%	—	9	7	4%	10	14%
AMENA	(23)%	—	7	—	(16)%	3	(13)%
Corporate unallocated expenses	(1)%	16	(6)	—	8%	—	8%
Total	(2)%	(2)	3	1	—%	2	2%

(a)	See “Items Affecting Comparability” for further information.

(b)	Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 4.5% and volume grew slightly. The net revenue growth was primarily driven by effective net pricing. Volume growth reflects low-single-digit growth in trademark Cheetos, Doritos and variety packs, partially offset by a double-digit decline in our Sabra joint venture products.
Operating profit grew 4%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases.
24 Weeks
Net revenue grew 5% and volume grew 1%. The net revenue growth was driven by effective net pricing and volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos and variety packs and low-single-digit growth in trademark Cheetos, partially offset by a double-digit decline in our Sabra joint venture products.
Operating profit grew 7%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 2 percentage points to operating profit growth.
QFNA
12 Weeks
Net revenue grew 2.5% and volume grew slightly. The net revenue growth reflects favorable net pricing, mix and volume growth. The volume growth was driven by double-digit growth in trademark Gamesa, mid-single-digit growth in Aunt Jemima syrup and mix and ready-to-eat cereals, partially offset by a high-single-digit decline in oatmeal.
Operating profit decreased 12%, reflecting certain operating cost increases, a 5-percentage-point impact of higher commodity costs and a 2-percentage-point prior-year impact of insurance settlement recoveries related to the 2017 earthquake in Mexico, partially offset by productivity savings and the net revenue growth.
24 Weeks
Net revenue grew 1% and volume declined slightly. The net revenue growth reflects favorable net pricing, partially offset by unfavorable volume and mix. The volume decline was driven by mid-single-digit declines in oatmeal and ready-to-eat cereals, partially offset by double-digit growth in trademark Gamesa and mid-single-digit growth in Aunt Jemima syrup and mix.
Operating profit decreased 12%, reflecting certain operating cost increases and a 5.5-percentage-point impact of higher commodity costs, partially offset by productivity savings.
PBNA
12 Weeks
Net revenue increased 2.5%, driven by effective net pricing, partially offset by a decline in volume. Acquisitions contributed 0.5 percentage points to the net revenue growth. Volume decreased 2%, driven by a 3% decline in carbonated soft drink (CSD) volume and a 1% decline in non-carbonated beverage volume. The non-carbonated beverage volume decrease primarily reflected mid-single-digit decreases in Gatorade sports drinks and in our juice and juice drinks portfolio, partially offset by a mid-single-digit increase in our overall water portfolio.

Operating profit decreased 8%, reflecting certain operating cost increases, higher advertising and marketing expenses, a 6-percentage-point impact of higher commodity costs and the volume decline. These impacts were partially offset by the effective net pricing and productivity savings. A current-year gain associated with a sale of an asset positively contributed 4 percentage points to operating profit performance and was offset by less-favorable insurance adjustments compared to the prior year, which negatively impacted the current-year operating profit performance by 4 percentage points.
24 Weeks
Net revenue increased 2%, driven by effective net pricing, partially offset by a decline in volume. Acquisitions had a nominal impact to the net revenue growth. Volume decreased 2%, driven by a 3% decline in CSD volume. Non-carbonated beverage volume decreased slightly, reflecting a low-single-digit decrease in Gatorade sports drinks and a mid-single-digit decrease in our juice and juice drinks portfolio, mostly offset by a mid-single-digit increase in our overall water portfolio.
Operating profit decreased 5%, reflecting certain operating cost increases, a 9-percentage-point-impact of higher commodity costs, higher advertising and marketing expenses and the volume decline. These impacts were partially offset by the effective net pricing and productivity savings. Less-favorable insurance adjustments compared to the prior year negatively impacted operating profit performance by 2.5 percentage points. A current-year gain associated with a sale of an asset positively contributed 3 percentage points to operating profit performance and was partially offset by a gain associated with the sale of an asset in the prior year, which negatively impacted operating profit performance by 1.5 percentage points. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act positively contributed 4 percentage points to operating profit performance.
LatAm
12 Weeks
Net revenue increased 2%, reflecting effective net pricing and volume growth, partially offset by a 7-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 4%, reflecting double-digit growth in Brazil and low-single-digit growth in Mexico.
Beverage volume grew 5%, reflecting double-digit growth in Brazil and Guatemala, partially offset by a double-digit decline in Argentina and a low-single-digit decline in Honduras. Additionally, Mexico and Colombia each experienced low-single-digit growth.
Operating profit increased 4%, reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, a 12-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, a 5-percentage-point impact of a prior-year insurance settlement recovery related to the 2017 earthquake in Mexico and higher advertising and marketing expenses. Higher restructuring and impairment charges and unfavorable foreign exchange reduced operating profit growth by 6 percentage points and 3 percentage points, respectively.
24 Weeks
Net revenue grew 2%, reflecting effective net pricing and volume growth, partially offset by an 8-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 2%, reflecting low-single-digit growth in Brazil and Mexico.

Beverage volume increased 6%, reflecting double-digit growth in Brazil and Guatemala and high-single-digit growth in Colombia, partially offset by a double-digit decline in Argentina. Additionally, Mexico and Honduras each experienced low-single-digit growth and Chile experienced mid-single-digit growth.
Operating profit increased 11%, reflecting the net revenue growth, productivity savings and a 2-percentage-point net impact of insurance settlement recoveries related to the 2017 earthquake in Mexico. These impacts were partially offset by certain operating cost increases, a 13-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange and higher advertising and marketing expenses. Unfavorable foreign exchange and higher restructuring and impairment charges decreased operating profit growth by 4 percentage points and 2 percentage points, respectively.
ESSA
12 Weeks
Net revenue increased 0.5%, reflecting effective net pricing and a 6-percentage-point impact of the SodaStream acquisition, partially offset by a 9-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 2%, reflecting double-digit growth in Poland, partially offset by a mid-single-digit decline in the United Kingdom and a slight decline in France. Additionally, South Africa experienced slight growth, and Russia, Turkey and the Netherlands each experienced low-single-digit growth.
Beverage volume grew 18%, primarily reflecting a 17-percentage-point impact of the SodaStream acquisition and double-digit growth in Nigeria and Poland, partially offset by a mid-single-digit decline in Russia, a high-single-digit decline in Turkey and low-single-digit declines in the United Kingdom, Germany and France.
Operating profit decreased 16%, reflecting certain operating cost increases, a 14-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, an 11-percentage-point impact of restructuring and impairment charges, and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and productivity savings. The SodaStream acquisition positively contributed 7 percentage points to operating profit performance and was partially offset by inventory fair value adjustments and merger and integration charges which negatively impacted operating profit performance by 5 percentage points. Unfavorable foreign exchange negatively impacted operating profit performance by 9 percentage points.
24 Weeks
Net revenue increased 1%, reflecting effective net pricing and a 6-percentage-point impact of the SodaStream acquisition, partially offset by a 10-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 1%, reflecting low-single-digit growth in the Netherlands and Russia, partially offset by low-single-digit declines in the United Kingdom and South Africa and a mid-single-digit decline in Turkey. Additionally, France experienced slight growth.
Beverage volume grew 21%, primarily reflecting a 19-percentage-point impact of the SodaStream acquisition, double-digit growth in Nigeria and high-single-digit growth in Poland, partially offset by low-single-digit declines in Russia, the United Kingdom, Germany and France and a mid-single-digit decline in Turkey.
Operating profit decreased 12%, reflecting certain operating cost increases, a 17-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, a 10-percentage-point impact of restructuring and impairment charges and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and productivity savings. The SodaStream acquisition positively contributed 8 percentage points to operating profit performance and was partially offset by inventory fair value adjustments and merger and integration charges which negatively impacted operating profit performance by 6 percentage points. Unfavorable foreign exchange negatively impacted operating profit performance by 10 percentage points.
AMENA
12 Weeks
Net revenue decreased 1%, reflecting a 4-percentage-point impact of unfavorable foreign exchange and a 1-percentage-point impact of refranchising a portion of our beverage business in India in 2019, partially offset by volume growth and effective net pricing.
Snacks volume grew 6%, reflecting double-digit growth in Pakistan and high-single-digit growth in the Middle East. Additionally, Australia experienced low-single-digit growth and India and China each experienced mid-single-digit growth.
Beverage volume grew 1%, reflecting high-single-digit growth in India, double-digit growth in Vietnam and mid-single-digit growth in the Philippines, partially offset by a high-single-digit decline in the Middle East, a mid-single-digit decline in China and a low-single-digit decline in Pakistan.
Operating profit decreased 34%, reflecting a 29-percentage-point impact of a gain on the prior-year refranchising of a portion of our beverage business in Thailand, certain operating cost increases, higher advertising and marketing expenses and a 3-percentage-point-impact of higher commodity costs. These impacts were partially offset by productivity savings, the volume growth and the effective net pricing. Higher restructuring and impairment charges and unfavorable foreign exchange negatively impacted operating profit performance by 8 percentage points and 2 percentage points, respectively.
24 Weeks
Net revenue decreased 1%, reflecting a 4.5-percentage-point impact of unfavorable foreign exchange and a 3-percentage-point impact of refranchising a portion of our beverage business in India in 2019 and in Thailand in 2018, partially offset by volume growth and effective net pricing.
Snacks volume grew 5%, reflecting double-digit growth in China and Pakistan. Additionally, the Middle East, Australia and India each experienced mid-single-digit growth.
Beverage volume grew 1%, reflecting double-digit growth in Vietnam and Philippines and low-single-digit growth in India, partially offset by a high-single-digit decline in the Middle East, a low-single-digit decline in Pakistan and a slight decline in China.
Operating profit decreased 23%, reflecting a 21-percentage-point impact of the gain on the prior-year refranchising of a portion of our beverage business in Thailand, certain operating cost increases, higher advertising and marketing expenses and a 3-percentage-point impact of higher commodity costs. These impacts were partially offset by the volume growth, productivity savings and the effective net pricing. Higher restructuring and impairment charges and unfavorable foreign exchange negatively impacted operating profit performance by 7 percentage points and 3 percentage points, respectively.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments and transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2018 Form 10-K for further information.
As of June 15, 2019, we had cash, cash equivalents, short-term investments and restricted cash in our consolidated subsidiaries outside the United States of $3.0 billion, including restricted cash held outside the United States of approximately $0.1 billion related to our acquisition of SodaStream. See Note 12 to our condensed consolidated financial statements for further discussion of restricted cash. As of June 15, 2019, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of June 15, 2019, our mandatory transition tax liability was $3.4 billion. Under the provisions of the TCJ Act, this transition tax liability must be paid over eight years. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
Operating Activities
During the 24 weeks ended June 15, 2019, net cash provided by operating activities was $1.4 billion, compared to net cash provided by operating activities of $1.1 billion in the prior-year period. The operating cash flow performance primarily reflects discretionary contributions of $1.6 billion to our pension and retiree medical plans in the prior year, partially offset by unfavorable net working capital comparisons to 2018 and higher net cash tax payments in the current year.
Investing Activities
During the 24 weeks ended June 15, 2019, net cash used for investing activities was $3.3 billion, primarily reflecting $1.9 billion of cash paid in connection with our acquisition of SodaStream, as well as net capital spending of $1.1 billion.
We expect 2019 net capital spending to be approximately $4.5 billion.
Financing Activities
During the 24 weeks ended June 15, 2019, net cash used for financing activities was $5.4 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.4 billion and payments of long-term debt borrowings of $3.0 billion, partially offset by proceeds from issuances of long-term debt of $1.1 billion and net proceeds of short-term borrowings of $0.7 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced a share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. In addition, on February 15, 2019, we announced a 3% increase in our annualized dividend to $3.82 per share from $3.71 per share, effective with the dividend paid in June 2019. We expect to return a total of approximately $8 billion to shareholders in 2019 through share repurchases of approximately $3 billion and dividends of approximately $5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow.

	24 Weeks Ended
	6/15/2019	6/16/2018
Net cash provided by operating activities	$1,388	$1,087
Capital spending	(1,167)	(945)
Sales of property, plant and equipment	42	43
Free cash flow	$263	$185
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
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2018 Form 10-K for further information.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 15, 2019, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and twenty-four week periods ended June 15, 2019 and June 16, 2018, the related Condensed Consolidated Statement of Cash Flows for the twenty-four week periods ended June 15, 2019 and June 16, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 9, 2019

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
There were no changes in our internal control over financial reporting during our second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our second fiscal quarter of 2019, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity program, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2018 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 2019.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2019 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/23/2019				$13,113

3/24/2019 - 4/20/2019	2.9	$122.22	2.9	(352)
				12,761
4/21/2019 - 5/18/2019	1.8	$127.37	1.8	(225)
				12,536
5/19/2019 - 6/15/2019	1.5	$130.53	1.5	(202)
Total	6.2	$125.76	6.2	$12,334

(a)
All shares (other than 75 thousand shares which were repurchased pursuant to a privately negotiated block trade transaction) were repurchased in open market transactions pursuant to the $15 billion share repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 49.

INDEX TO EXHIBITS
ITEM 6

EXHIBIT
Exhibit 3.1
Amended and Restated Articles of Incorporation of PepsiCo, Inc, effective as of May 1, 2019, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 9, 2019	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 9, 2019	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)