Form 10-Q
period 2019-09-07
PEPSICO INC
filed 2019-10-03
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2019 (36 weeks)
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

(Address of principal executive offices and Zip Code)
(914) 253-2000

Registrant's telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of September 26, 2019 was 1,394,435,338.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Net Revenue	$17,188	$16,485	$46,521	$45,137
Cost of sales	7,694	7,527	20,786	20,445
Gross profit	9,494	8,958	25,735	24,692
Selling, general and administrative expenses	6,639	6,114	18,143	17,013
Operating Profit	2,855	2,844	7,592	7,679
Other pension and retiree medical benefits income	38	74	163	231
Interest expense	(262)	(302)	(790)	(904)
Interest income and other	38	81	139	248
Income before income taxes	2,669	2,697	7,104	7,254
Provision for income taxes	559	188	1,529	1,562
Net income	2,110	2,509	5,575	5,692
Less: Net income attributable to noncontrolling interests	10	11	27	31
Net Income Attributable to PepsiCo	$2,100	$2,498	$5,548	$5,661
Net Income Attributable to PepsiCo per Common Share
Basic	$1.50	$1.77	$3.96	$3.99
Diluted	$1.49	$1.75	$3.94	$3.97
Weighted-average common shares outstanding
Basic	1,397	1,414	1,401	1,417
Diluted	1,405	1,424	1,409	1,427

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Net income	$2,110	$2,509	$5,575	$5,692
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(159)	(728)	(51)	(1,409)
Net change on cash flow hedges	(38)	(1)	(71)	75
Net pension and retiree medical adjustments	56	54	115	134
Net change on available-for-sale securities	(1)	2	—	4
	(142)	(673)	(7)	(1,196)
Comprehensive income	1,968	1,836	5,568	4,496
Comprehensive income attributable to noncontrolling interests	(10)	(11)	(27)	(31)
Comprehensive Income Attributable to PepsiCo	$1,958	$1,825	$5,541	$4,465

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/7/2019	9/8/2018
Operating Activities
Net income	$5,575	$5,692
Depreciation and amortization	1,634	1,636
Share-based compensation expense	169	203
Restructuring and impairment charges	282	79
Cash payments for restructuring charges	(248)	(179)
Pension and retiree medical plan expenses	165	147
Pension and retiree medical plan contributions	(391)	(1,664)
Deferred income taxes and other tax charges and credits	195	(609)
Tax (benefits)/net tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	(29)	854
Tax payments related to the TCJ Act	(393)	(41)
Change in assets and liabilities:
Accounts and notes receivable	(1,716)	(1,299)
Inventories	(573)	(362)
Prepaid expenses and other current assets	(264)	(158)
Accounts payable and other current liabilities	80	116
Income taxes payable	347	674
Other, net	230	(357)
Net Cash Provided by Operating Activities	5,063	4,732

Investing Activities
Capital spending	(1,959)	(1,578)
Sales of property, plant and equipment	63	119
Acquisition of SodaStream International Ltd. (SodaStream)	(1,905)	—
Other acquisitions and investments in noncontrolled affiliates	(723)	(253)
Divestitures	253	294
Short-term investments, by original maturity:
More than three months - purchases	—	(5,637)
More than three months - maturities	8	11,874
More than three months - sales	3	772
Three months or less, net	13	7
Other investing, net	(38)	—
Net Cash (Used for)/Provided by Investing Activities	(4,285)	5,598

Financing Activities
Proceeds from issuances of long-term debt	3,098	—
Payments of long-term debt	(2,954)	(2,506)
Short-term borrowings, by original maturity:
More than three months - proceeds	6	2
More than three months - payments	—	(17)
Three months or less, net	94	(1,384)
Cash dividends paid	(3,971)	(3,621)
Share repurchases - common	(2,268)	(1,442)
Share repurchases - preferred	—	(2)
Proceeds from exercises of stock options	282	215
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(100)	(93)
Other financing	(16)	(23)
Net Cash Used for Financing Activities	(5,829)	(8,871)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	(73)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(5,062)	1,386
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,769	10,657
Cash and Cash Equivalents and Restricted Cash, End of Period	$5,707	$12,043

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/7/2019	12/29/2018
ASSETS
Current Assets
Cash and cash equivalents	$5,494	$8,721
Short-term investments	287	272
Restricted cash	127	1,997
Accounts and notes receivable, less allowance: 9/19 - $114 and 12/18 - $101	8,735	7,142
Inventories:
Raw materials and packaging	1,509	1,312
Work-in-process	316	178
Finished goods	1,842	1,638
	3,667	3,128
Prepaid expenses and other current assets	888	633
Total Current Assets	19,198	21,893
Property, plant and equipment	40,645	40,164
Accumulated depreciation	(23,059)	(22,575)
	17,586	17,589
Amortizable Intangible Assets, net	1,437	1,644
Goodwill	15,338	14,808
Other indefinite-lived intangible assets	14,375	14,181
Indefinite-Lived Intangible Assets	29,713	28,989
Investments in Noncontrolled Affiliates	2,690	2,409
Deferred Income Taxes	4,340	4,364
Other Assets	2,480	760
Total Assets	$77,444	$77,648

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$2,924	$4,026
Accounts payable and other current liabilities	17,207	18,112
Total Current Liabilities	20,131	22,138
Long-Term Debt Obligations	29,630	28,295
Deferred Income Taxes	3,643	3,499
Other Liabilities	9,816	9,114
Total Liabilities	63,220	63,046

Commitments and contingencies

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,396 and 1,409 shares, respectively)	23	23
Capital in excess of par value	3,842	3,953
Retained earnings	61,514	59,947
Accumulated other comprehensive loss	(15,126)	(15,119)
Repurchased common stock, in excess of par value (471 and 458 shares, respectively)	(36,124)	(34,286)
Total PepsiCo Common Shareholders’ Equity	14,129	14,518
Noncontrolling interests	95	84
Total Equity	14,224	14,602
Total Liabilities and Equity	$77,444	$77,648

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/7/2019		9/8/2018		9/7/2019		9/8/2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of period	—	$—	—	$—	—	$—	0.8	$41
Conversion to common stock	—	—	—	—	—	—	(0.1)	(6)
Retirement of preferred stock	—	—	—	—	—	—	(0.7)	(35)
Balance, end of period	—	—	—	—	—	—	—	—
Repurchased Preferred Stock
Balance, beginning of period	—	—	—	—	—	—	(0.7)	(197)
Redemptions	—	—	—	—	—	—	—	(2)
Retirement of preferred stock	—	—	—	—	—	—	0.7	199
Balance, end of period	—	—	—	—	—	—	—	—
Common Stock
Balance, beginning of period	1,399	23	1,415	24	1,409	23	1,420	24
Shares issued in connection with preferred stock conversion to common stock	—	—	—	—	—	—	1	—
Change in repurchased common stock	(3)	—	(3)	—	(13)	—	(9)	—
Balance, end of period	1,396	23	1,412	24	1,396	23	1,412	24
Capital in Excess of Par Value
Balance, beginning of period		3,796		3,915		3,953		3,996
Share-based compensation expense		51		56		170		204
Equity issued in connection with preferred stock conversion to common stock		—		—		—		6
Stock option exercises, RSUs, PSUs and PEPunits converted		(5)		(22)		(181)		(172)
Withholding tax on RSUs, PSUs and PEPunits converted		—		(11)		(100)		(93)
Other		—		1		—		(2)
Balance, end of period		3,842		3,939		3,842		3,939
Retained Earnings
Balance, beginning of period		60,752		53,223		59,947		52,839
Cumulative effect of accounting changes		—		—		8		(145)
Net income attributable to PepsiCo		2,100		2,498		5,548		5,661
Cash dividends declared – common (a)		(1,338)		(1,317)		(3,989)		(3,787)
Retirement of preferred stock		—		—		—		(164)
Balance, end of period		61,514		54,404		61,514		54,404
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,984)		(13,580)		(15,119)		(13,057)
Other comprehensive loss attributable to PepsiCo		(142)		(673)		(7)		(1,196)
Balance, end of period		(15,126)		(14,253)		(15,126)		(14,253)
Repurchased Common Stock
Balance, beginning of period	(468)	(35,635)	(452)	(33,471)	(458)	(34,286)	(446)	(32,757)
Share repurchases	(4)	(551)	(4)	(449)	(19)	(2,301)	(14)	(1,453)
Stock option exercises, RSUs, PSUs and PEPunits converted	1	62	1	92	6	463	5	381
Other	—	—	—	—	—	—	—	1
Balance, end of period	(471)	(36,124)	(455)	(33,828)	(471)	(36,124)	(455)	(33,828)
Total PepsiCo Common Shareholders’ Equity		14,129		10,286		14,129		10,286
Noncontrolling Interests
Balance, beginning of period		85		110		84		92
Net income attributable to noncontrolling interests		10		11		27		31
Distributions to noncontrolling interests		—		(20)		(15)		(20)
Other, net		—		2		(1)		—
Balance, end of period		95		103		95		103
Total Equity		$14,224		$10,389		$14,224		$10,389

(a)
Cash dividends declared per common share were $0.955 and $0.9275 for the 12 weeks ended September 7, 2019 and September 8, 2018, respectively, and $2.8375 and $2.66 for the 36 weeks ended September 7, 2019 and September 8, 2018, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of September 7, 2019, Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the 12 and 36 weeks ended September 7, 2019 and September 8, 2018 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 7, 2019 and September 8, 2018 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (2018 Form 10-K), as modified to reflect the adoption of those recently issued accounting pronouncements disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2018 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 7, 2019 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 7, 2019, and the months of January through August are reflected in our results for the 36 weeks ended September 7, 2019.
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

4)	Latin America (LatAm), which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, the Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
Net Revenue (a)	9/7/2019	9/8/2018	9/7/2019	9/8/2018
FLNA	$4,105	$3,891	$11,930	$11,345
QFNA	576	567	1,710	1,695
PBNA	5,643	5,456	15,475	15,064
LatAm	1,904	1,868	5,031	4,935
ESSA	3,347	3,161	8,173	7,945
AMENA	1,613	1,542	4,202	4,153
Total	$17,188	$16,485	$46,521	$45,137

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

	12 Weeks Ended		36 Weeks Ended
Operating Profit	9/7/2019	9/8/2018	9/7/2019	9/8/2018
FLNA	$1,286	$1,241	$3,694	$3,491
QFNA	126	143	391	443
PBNA	640	703	1,719	1,838
LatAm	277	284	785	742
ESSA	474	439	965	995
AMENA (a)	357	311	883	994
Total division	$3,160	$3,121	$8,437	$8,503
Corporate unallocated expenses	(305)	(277)	(845)	(824)
Total	$2,855	$2,844	$7,592	$7,679

(a)	Operating profit for AMENA for the 36 weeks ended September 8, 2018 includes a gain of $144 million associated with refranchising a portion of our beverage business in Thailand.
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
Not Yet Adopted
In 2016, the FASB issued guidance that changes the impairment model used to measure credit losses for most financial assets. For our trade, certain other receivables and certain other financial instruments, we will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model, which would generally result in earlier recognition of allowances for credit losses. We will adopt the guidance when it becomes effective in the first quarter of 2020. We are currently evaluating the impact of this guidance and do not expect it will have a material impact on our financial statements or disclosures.
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint.

A summary of our 2019 Productivity Plan charges is as follows:

	9/7/2019
	12 Weeks Ended	36 Weeks Ended
Cost of sales	$10	$100
Selling, general and administrative expenses	83	182
Other pension and retiree medical benefits expense	5	—
Total restructuring and impairment charges	$98	$282
After-tax amount	$82	$225
Net income attributable to PepsiCo per common share	$0.06	$0.16

	9/7/2019
	12 Weeks Ended	36 Weeks Ended	Plan to Date
FLNA	$16	$22	$53
QFNA	2	2	7
PBNA	26	42	82
LatAm	22	43	52
ESSA	14	73	81
AMENA	10	63	66
Corporate	3	37	44
	93	282	385
Other pension and retiree medical benefits expense	5	—	35
	$98	$282	$420

	9/7/2019
	12 Weeks Ended	36 Weeks Ended	Plan to Date
Severance and other employee costs	$65	$105	$242
Asset impairments	3	87	87
Other costs (a)	30	90	91
	$98	$282	$420

(a)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 7, 2019 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 29, 2018	$105	$—	$1	$106
2019 restructuring charges	105	87	90	282
Cash payments (a)	(88)	—	(45)	(133)
Non-cash charges and translation	(5)	(87)	1	(91)
Liability as of September 7, 2019	$117	$—	$47	$164

(a)	Excludes cash expenditures of $3 million reported in the cash flow statement in pension and retiree medical contributions.
The majority of the restructuring accrual at September 7, 2019 is expected to be paid by the end of 2019.
2014 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 13, 2014 (2014 Productivity Plan) that includes the next generation of productivity initiatives that we believe will strengthen our beverage, food and snack businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-

market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. To build on the 2014 Productivity Plan, in the fourth quarter of 2017, we expanded and extended the plan through the end of 2019 to take advantage of additional opportunities within the initiatives described above to further strengthen our beverage, food and snack businesses.
We have substantially completed our 2014 Productivity Plan and do not expect to incur material charges in 2019 associated with this plan. The pre-tax charges and cash expenditures approximate the original total plan estimates of $1.3 billion and $960 million, respectively.
For the 12 and 36 weeks ended September 7, 2019, there were no material charges related to this plan. Cash payments for the 36 weeks ended September 7, 2019 were $115 million. The accrual related to this plan as of September 7, 2019 is not material and the majority is expected to be paid by the end of 2019.
For further information, refer to Note 3 to our consolidated financial statements in our 2018 Form 10-K.
A summary of our 2014 Productivity Plan charges is as follows:

	9/8/2018
	12 Weeks Ended	36 Weeks Ended
Selling, general and administrative expenses	$35	$75
Other pension and retiree medical benefits expense	—	4
Total restructuring and impairment charges	$35	$79
After-tax amount	$31	$66
Net income attributable to PepsiCo per common share	$0.02	$0.05

	9/8/2018
	12 Weeks Ended	36 Weeks Ended
FLNA (a)	$(3)	$6
QFNA	—	1
PBNA	13	25
LatAm	6	18
ESSA	17	25
AMENA	2	6
Corporate (a)	—	(2)
	$35	$79

(a)	Income amounts represent adjustments for changes in estimates of previously recorded amounts.

	9/8/2018
	12 Weeks Ended	36 Weeks Ended
Severance and other employee costs	$24	$48
Asset impairments	3	11
Other costs	8	20
	$35	$79
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/7/2019			12/29/2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$844	$(152)	$692	$838	$(140)	$698
Reacquired franchise rights	106	(105)	1	106	(105)	1
Brands	1,300	(1,047)	253	1,306	(1,032)	274
Other identifiable intangibles (a)	800	(309)	491	959	(288)	671
	$3,050	$(1,613)	$1,437	$3,209	$(1,565)	$1,644

(a)	The change from December 29, 2018 to September 7, 2019 primarily reflects revisions to the purchase price allocation for our acquisition of SodaStream.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/29/2018	Acquisitions/ (Divestitures)	Translation and Other	Balance 9/7/2019

FLNA
Goodwill	$297	$(3)	$4	$298
Brands	161	—	1	162
	458	(3)	5	460
QFNA
Goodwill	184	10	—	194
Brands	25	(14)	—	11
	209	(4)	—	205
PBNA (a)
Goodwill	9,813	134	14	9,961
Reacquired franchise rights	7,058	—	24	7,082
Acquired franchise rights	1,510	—	5	1,515
Brands	353	322	(7)	668
	18,734	456	36	19,226
LatAm
Goodwill	509	—	(17)	492
Brands	127	—	(6)	121
	636	—	(23)	613
ESSA (b)
Goodwill	3,611	395	16	4,022
Reacquired franchise rights	497	—	(11)	486
Acquired franchise rights	161	—	(6)	155
Brands	4,188	(149)	40	4,079
	8,457	246	39	8,742
AMENA
Goodwill	394	(4)	(19)	371
Brands	101	—	(5)	96
	495	(4)	(24)	467

Total goodwill	14,808	532	(2)	15,338
Total reacquired franchise rights	7,555	—	13	7,568
Total acquired franchise rights	1,671	—	(1)	1,670
Total brands	4,955	159	23	5,137
	$28,989	$691	$33	$29,713

(a)	The change from December 29, 2018 to September 7, 2019 primarily reflects our acquisition of CytoSport Inc.

(b)	The change from December 29, 2018 to September 7, 2019 primarily reflects revisions to the purchase price allocation for our acquisition of SodaStream.
Note 5 - Income Taxes
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The U.S. Securities and Exchange Commission previously issued guidance related to the TCJ Act which allowed recording of provisional tax expense using a measurement period, not to exceed one year, when information necessary to complete the accounting for the effects of the TCJ Act was not available. We elected to apply the measurement period provisions of this guidance to certain income tax effects of the TCJ Act when it became effective in the fourth quarter of 2017. The provisional measurement period ended in the fourth quarter of 2018. As a result, we recognized a net tax benefit of $28 million ($0.02 per share) for the fiscal year ended December 29, 2018. We recognized provisional transition tax expense of $76 million ($0.05 per share) recorded in the 12 weeks ended September 8, 2018 and $854 million ($0.60 per share) recorded in the 36 weeks ended September 8, 2018.
While our accounting for the recorded impact of the TCJ Act as of December 29, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 29, 2018, and additional guidance issued by the Internal Revenue Service (IRS) impacted, and may continue to impact, our recorded amounts after December 29, 2018.
In the 36 weeks ended September 7, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
For further information and discussion of the impact of the TCJ Act, refer to Note 5 to our consolidated financial statements in our 2018 Form 10-K.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in adjustments to our deferred taxes. In the 12 and 36 weeks ended September 7, 2019, we recorded net tax benefits of $45 million and $33 million, respectively, related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to our third quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
In the 12 weeks ended September 8, 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. In the second quarter of 2018, we reached an agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS, collectively, resulted in non-cash tax benefits totaling $678 million ($0.48 per share) in the 36 weeks ended September 8, 2018.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Share-based compensation expense - equity awards	$51	$57	$169	$203
Share-based compensation expense - liability awards	3	2	7	4
Restructuring charges	—	(1)	1	1
Total	$54	$58	$177	$208

For the 12 weeks ended September 7, 2019 and September 8, 2018, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/7/2019		9/8/2018
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.2	$117.21	1.4	$108.75
RSUs and PSUs	2.8	$116.05	2.6	$108.70

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $16 million and $21 million during the 36 weeks ended September 7, 2019 and September 8, 2018, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/7/2019	9/8/2018
Expected life	5 years	5 years
Risk-free interest rate	2.5%	2.6%
Expected volatility	14%	12%
Expected dividend yield	3.1%	2.7%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/7/2019	9/8/2018	9/7/2019	9/8/2018	9/7/2019	9/8/2018
	U.S.		International
Service cost	$87	$99	$18	$23	$5	$7
Interest cost	125	111	24	23	9	8
Expected return on plan assets	(205)	(218)	(46)	(50)	(4)	(4)
Amortization of prior service cost/(credits)	2	1	—	—	(4)	(5)
Amortization of net losses/(gains)	37	41	8	12	(7)	(2)
	46	34	4	8	(1)	4
Settlement losses	15	7	3	2	—	—
Special termination benefits	5	—	—	—	—	—
Total	$66	$41	$7	$10	$(1)	$4

	36 Weeks Ended
	Pension				Retiree Medical
	9/7/2019	9/8/2018	9/7/2019	9/8/2018	9/7/2019	9/8/2018
	U.S.		International
Service cost	$263	$298	$49	$63	$16	$22
Interest cost	376	333	64	63	25	24
Expected return on plan assets	(617)	(653)	(124)	(134)	(12)	(13)
Amortization of prior service cost/(credits)	7	2	—	—	(13)	(14)
Amortization of net losses/(gains)	111	124	21	31	(19)	(7)
	140	104	10	23	(3)	12
Settlement losses	15	7	3	2	—	—
Special termination benefits	—	3	—	1	—	—
Total	$155	$114	$13	$26	$(3)	$12

We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans, including the offer of an optional lump sum distribution to certain participants, which may result in settlement charges that would be reflected as an item affecting comparability in future periods. During the 36 weeks ended September 7, 2019, we made discretionary contributions of $150 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $17 million to our international plans. During the 36 weeks ended September 8, 2018, we made discretionary contributions of $1.4 billion to Plan A in the United States, $17 million to our international pension plans and $37 million to fund U.S. retiree medical plan benefits.
Note 8 - Debt Obligations
In the 36 weeks ended September 7, 2019, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
0.750%	March 2027	€500	(b)
1.125%	March 2031	€500	(b)
2.625%	July 2029	$1,000
3.375%	July 2049	$1,000

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes, issued in euros, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 7, 2019, $3.0 billion of senior notes matured and were paid.
As of September 7, 2019, we had no commercial paper outstanding.
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

Also in the second quarter of 2019, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 1, 2020. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 4, 2018. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 7, 2019, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In the fourth quarter of 2019, we paid $1.0 billion to redeem all $1.0 billion outstanding principal amount of our 4.50% senior notes due 2020.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 36 weeks ended September 7, 2019 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2018 Form 10-K.
The notional amounts of our financial instruments used to hedge the above risks as of September 7, 2019 and December 29, 2018 are as follows:

	Notional Amounts(a)
	9/7/2019	12/29/2018
Commodity	$1.0	$1.1
Foreign exchange	$2.0	$2.0
Interest rate (b)	$5.7	$10.5
Net investment (c)	$1.9	$0.9

(a)	In billions.

(b)	The decrease is due to interest rate swap terminations and maturities.

(c)	The total notional of our net investment hedge consists of non-derivative debt instruments.
As of September 7, 2019, approximately 12% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 29% as of December 29, 2018.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 7, 2019 and December 29, 2018 are categorized as follows:

		9/7/2019		12/29/2018
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$67	$—	$3,658	$—
Short-term investments (c)	1	$220	$—	$196	$—
Prepaid forward contracts (d)	2	$17	$—	$22	$—
Deferred compensation (e)	2	$—	$460	$—	$450
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$7	$1	$108
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$26	$7	$44	$14
Interest rate (g)	2	—	440	—	323
Commodity (h)	1	—	15	—	1
Commodity (i)	2	—	7	—	3
		$26	$469	$44	$341
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$2	$9	$3	$10
Commodity (h)	1	1	20	2	17
Commodity (i)	2	1	38	5	92
		$4	$67	$10	$119
Total derivatives at fair value (j)		$30	$543	$55	$568
Total		$334	$1,003	$3,931	$1,018

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 7, 2019, these debt securities were classified as short-term investments. As of December 29, 2018, these debt securities were primarily classified as cash equivalents. Unrealized gains and losses on our investments in debt securities as of September 7, 2019 and December 29, 2018 were not material. The decrease in available-for-sale debt securities was due to maturities during the current year.

(c)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based primarily on the price of our common stock.

(e)	Based on the fair value of investments corresponding to employees’ investment elections.

(f)
Based on LIBOR forward rates. As of September 7, 2019 and December 29, 2018, the carrying amount of the hedged fixed-rate debt was $3.0 billion and $7.7 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of September 7, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $63 million loss, which is being amortized over the remaining life of the related debt obligations.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 7, 2019 and December 29, 2018 were not material. Collateral received or posted against our asset or liability positions is classified as restricted cash. See Note 12 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 7, 2019 and

December 29, 2018 was $35 billion and $32 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/7/2019	9/8/2018	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Foreign exchange	$11	$11	$(2)	$(10)	$4	$(10)
Interest rate	(12)	(20)	65	20	38	17
Commodity	27	20	32	1	1	—
Net investment	—	—	(40)	3	—	—
Total	$26	$11	$55	$14	$43	$7

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/7/2019	9/8/2018	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Foreign exchange	$15	$8	$16	$(40)	$—	$6
Interest rate	(62)	118	117	29	54	72
Commodity	16	17	19	(1)	3	2
Net investment	—	—	(55)	(52)	—	—
Total	$(31)	$143	$97	$(64)	$57	$80

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

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/7/2019		9/8/2018
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.50		$1.77
Net income available for PepsiCo common shareholders	$2,100	1,397	$2,498	1,414
Dilutive securities:
Stock options, RSUs, PSUs and Other	—	8	—	10
Diluted	$2,100	1,405	$2,498	1,424
Diluted net income attributable to PepsiCo per common share	$1.49		$1.75

	36 Weeks Ended
	9/7/2019		9/8/2018
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,548		$5,661
Preferred stock: (b)
Redemption premium	—		(2)
Net income available for PepsiCo common shareholders	$5,548	1,401	$5,659	1,417
Basic net income attributable to PepsiCo per common share	$3.96		$3.99
Net income available for PepsiCo common shareholders	$5,548	1,401	$5,659	1,417
Dilutive securities:
Stock options, RSUs, PSUs and Other	—	8	—	10
Employee stock ownership plan convertible preferred stock	—	—	2	—
Diluted	$5,548	1,409	$5,661	1,427
Diluted net income attributable to PepsiCo per common share	$3.94		$3.97

(a)	Weighted-average common shares outstanding (in millions).

(b)
All of the outstanding shares of our convertible preferred stock were converted into common stock on January 26, 2018 and retired for accounting purposes. For further information, refer to Note 11 to our consolidated financial statements in our 2018 Form 10-K.

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2019	9/8/2018	9/7/2019	9/8/2018
Out-of-the-money options (a)	—	0.1	0.4	1.0
Average exercise price per option	$—	$115.75	$115.98	$109.63

(a)	In millions.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$2	$(19)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	—	458
Tax amounts	(2)	8	(1)	—	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$2	$(19)	$(14,656)
Other comprehensive (loss)/income before reclassifications (c)	(365)	(37)	16	1	—	(385)
Amounts reclassified from accumulated other comprehensive loss	—	29	37	—	—	66
Net other comprehensive (loss)/income	(365)	(8)	53	1	—	(319)
Tax amounts	—	2	(11)	—	—	(9)
Balance as of June 15, 2019 (a)	$(11,810)	$54	$(3,212)	$3	$(19)	$(14,984)
Other comprehensive (loss)/income before reclassifications (d)	(149)	(95)	19	(1)	—	(226)
Amounts reclassified from accumulated other comprehensive loss	—	43	54	—	—	97
Net other comprehensive (loss)/income	(149)	(52)	73	(1)	—	(129)
Tax amounts	(10)	14	(17)	—	—	(13)
Balance as of September 7, 2019 (a)	$(11,969)	$16	$(3,156)	$2	$(19)	$(15,126)

(a)
Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018, $1,465 million as of March 23, 2019, $1,454 million as of June 15, 2019 and $1,437 million as of September 7, 2019.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.

(c)	Currency translation adjustment primarily reflects depreciation of the euro, Mexican peso and Swiss franc.

(d)	Currency translation adjustment primarily reflects depreciation of the Pound sterling, Russian ruble and Mexican peso.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(4)	$(19)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	288	93	(13)	(2)	—	366
Amounts reclassified from accumulated other comprehensive loss	—	(55)	43	—	—	(12)
Net other comprehensive (loss)/income	288	38	30	(2)	—	354
Tax amounts	2	(10)	(6)	—	—	(14)
Balance as of March 24, 2018 (a)	$(9,987)	$75	$(2,780)	$(6)	$(19)	$(12,717)
Other comprehensive (loss)/income before reclassifications (c)	(953)	(70)	28	4	—	(991)
Amounts reclassified from accumulated other comprehensive loss	—	128	46	—	—	174
Net other comprehensive (loss)/income	(953)	58	74	4	—	(817)
Tax amounts	(18)	(10)	(18)	—	—	(46)
Balance as of June 16, 2018 (a)	$(10,958)	$123	$(2,724)	$(2)	$(19)	$(13,580)
Other comprehensive (loss)/income before reclassifications (d)	(730)	(11)	16	2	—	(723)
Amounts reclassified from accumulated other comprehensive loss	—	7	56	—	—	63
Net other comprehensive (loss)/income	(730)	(4)	72	2	—	(660)
Tax amounts	2	3	(18)	—	—	(13)
Balance as of September 8, 2018 (a)	$(11,686)	$122	$(2,670)	$—	$(19)	$(14,253)

(a)
Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017, $1,332 million as of March 24, 2018, $1,314 million as of June 16, 2018 and $1,296 million as of September 8, 2018.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble and Mexican peso.

(c)	Currency translation adjustment primarily reflects depreciation of the Russian ruble, Brazilian real and Mexican peso.

(d)	Currency translation adjustment primarily reflects depreciation of the Russian ruble, Turkish lira and Pound sterling.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2019	9/8/2018	9/7/2019	9/8/2018	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$(1)	$1	$(1)	Net revenue
Foreign exchange contracts	4	(9)	(1)	7	Cost of sales
Interest rate derivatives	38	17	54	72	Interest expense
Commodity contracts	—	1	2	4	Cost of sales
Commodity contracts	1	(1)	1	(2)	Selling, general and administrative expenses
Net losses before tax	43	7	57	80
Tax amounts	(11)	(3)	(13)	(20)
Net losses after tax	$32	$4	$44	$60

Pension and retiree medical items:
Amortization of prior service credits	$(2)	$(4)	$(6)	$(12)	Other pension and retiree medical benefits income
Amortization of net losses	38	51	113	148	Other pension and retiree medical benefits income
Settlement losses	18	9	18	9	Other pension and retiree medical benefits income
Net losses before tax	54	56	125	145
Tax amounts	(12)	(12)	(27)	(32)
Net losses after tax	$42	$44	$98	$113

Total net losses reclassified, net of tax	$74	$48	$142	$173

Note 12 - Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	9/7/2019	12/29/2018
Cash and cash equivalents	$5,494	$8,721
Restricted cash (a)	127	1,997
Restricted cash included in other assets (b)	86	51
Total cash and cash equivalents and restricted cash	$5,707	$10,769

(a)	Primarily represents consideration held by our paying agent in connection with our acquisition of SodaStream.

(b)	Primarily relates to collateral posted against our derivative asset or liability positions.

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
Components of lease cost are as follows:

	9/7/2019
	12 Weeks Ended	36 Weeks Ended
Operating lease cost (a)	$115	$306
Variable lease cost (b)	$29	$71
Short-term lease cost (c)	$83	$260

(a)	Includes right-of-use asset amortization of $101 million and $269 million for the 12 and 36 weeks ended September 7, 2019, respectively.

(b)	Primarily related to adjustments for inflation, common-area maintenance and property tax.

(c)	Not recorded on our balance sheet.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

9/7/2019
36 Weeks Ended
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$326
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$304

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	9/7/2019
Right-of-use assets	Other assets	$1,499
Current lease liabilities	Accounts payable and other current liabilities	$412
Non-current lease liabilities	Other liabilities	$1,081

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

9/7/2019
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

2019 (a)	$146
2020	450
2021	336
2022	247
2023	155
2024 and beyond	360
Total lease payments	1,694
Less: Imputed interest	(201)
Present value of lease liabilities	$1,493

(a)	Excluding the 36 weeks ended September 7, 2019.
As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$459
2020	406
2021	294
2022	210
2023	161
2024 and beyond	310
Total	$1,840

A summary of rent expense for the fiscal years ended December 29, 2018 and December 30, 2017 is as follows:

	2018	2017
Rent expense	$771	$742

Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Note 14 - Acquisitions and Divestitures
Acquisition of Pioneer Food Group Ltd. (Pioneer Foods)
On July 19, 2019, we entered into an agreement to acquire all of the outstanding shares of Pioneer Foods for 110.00 South African rand per share in cash, in a transaction valued at approximately $1.7 billion.
The transaction is subject to a Pioneer Foods shareholder vote, certain regulatory approvals and other customary conditions, and closing is expected by the first quarter of 2020.
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was approximately $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired).

We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date include goodwill and other intangible assets of $3.0 billion and property, plant and equipment of $0.2 billion, all of which are recorded in our ESSA segment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts in the fourth quarter of 2019.
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
In the 36 weeks ended September 7, 2019, we recognized tax benefits totaling $29 million ($0.02 per share) in connection with the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019.
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in adjustments to our deferred taxes. In the 12 and 36 weeks ended September 7, 2019, we recorded net tax benefits of $45 million and $33 million, respectively, related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to our third quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
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
In the 12 weeks ended September 7, 2019, substantially all of our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 7, 2019, substantially all of our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 7, 2019, our operations outside of the United States generated 41% of our consolidated net revenue, with Mexico, Russia, Canada, the United Kingdom and China comprising approximately 19% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 7, 2019, unfavorable foreign exchange reduced net revenue growth by 1 percentage point, reflecting declines in the euro, Turkish lira and Pakistani rupee. In the 36 weeks ended September 7, 2019, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, reflecting declines in the Russian ruble, euro, Turkish lira, Argentine peso and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of tariffs in or related to these international markets may, result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s pending withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the ESSA segment and our other businesses.
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
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in adjustments to our deferred taxes. In the 12 and 36 weeks ended September 7, 2019, we recorded net tax benefits of $45 million and $33 million, respectively, related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to our third quarter of 2019 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results. See Note 5 to our condensed consolidated financial statements for further information.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 7, 2019 and December 29, 2018 and Note 9 to our consolidated financial statements in our 2018 Form 10-K for a discussion of these items. Cautionary statements included above, in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2018 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 and 36 weeks ended September 7, 2019, total servings increased 4%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended September 7, 2019 include beverage volume outside of North America for the months of June, July and August. The 36 weeks ended September 7, 2019 include beverage volume outside of North America for the months of January through August. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.
Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/7/2019	9/8/2018	Change	9/7/2019	9/8/2018	Change
Net revenue	$17,188	$16,485	4%	$46,521	$45,137	3%
Operating profit	$2,855	$2,844	—%	$7,592	$7,679	(1)%
Operating profit margin	16.6%	17.3%	(0.7)	16.3%	17.0%	(0.7)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased slightly and operating profit margin decreased 0.7 percentage points. Operating profit growth was driven by net revenue growth and productivity savings, partially offset by certain operating cost increases, a 4-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses. The operating profit margin decrease primarily reflects certain operating cost increases.
36 Weeks
Operating profit decreased 1% and operating profit margin decreased 0.7 percentage points. Operating profit performance was driven by certain operating cost increases, a 6-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses, partially offset by net revenue growth and productivity savings.
Higher restructuring and impairment charges (see “Items Affecting Comparability”) and a prior-year gain on the refranchising of a portion of our beverage business in Thailand each negatively impacted operating profit performance by 2 percentage points.

Other Consolidated Results

	12 Weeks Ended					36 Weeks Ended
	9/7/2019		9/8/2018		Change	9/7/2019		9/8/2018		Change
Other pension and retiree medical benefits income	$38		$74		$(36)	$163		$231		$(68)
Net interest expense	$(224)		$(221)		$(3)	$(651)		$(656)		$5
Tax rate (a)	21.0%		7.0%			21.5%		21.5%
Net income attributable to PepsiCo	$2,100		$2,498		(16)%	$5,548		$5,661		(2)%
Net income attributable to PepsiCo per common share – diluted	$1.49		$1.75		(15)%	$3.94		$3.97		(1)%
Mark-to-market net impact	—		0.02			(0.03)		0.03
Restructuring and impairment charges	0.06		0.02			0.16		0.05
Inventory fair value adjustments and merger and integration charges	—		—			0.03		—
Tax (benefits)/net tax expense related to the TCJ Act (a)	—		0.05			(0.02)		0.60
Tax benefits (a)	—		(0.26)			—		(0.48)
Net income attributable to PepsiCo per common share – diluted, excluding above items (b)	$1.56	(c)	$1.59	(c)	(2)%	$4.07	(c)	$4.17	(c)	(2)%
Impact of foreign exchange translation					1					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (b)					(1)%					(0.5)%	(c)

(a)	See Note 5 to our condensed consolidated financial statements for further information.

(b)	See “Non-GAAP Measures.”

(c)	Does not sum due to rounding.
12 Weeks
Other pension and retiree medical benefits income decreased $36 million, primarily reflecting lower expected return on plan assets due to a lower plan asset balance following the recognition of 2018 losses, higher interest costs and settlement losses in the U.S. pension plans.
Net interest expense increased $3 million, reflecting lower interest income due to lower average cash balances. This impact was partially offset by lower interest expense due to lower average debt balances, as well as higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate increased 14.0 percentage points, primarily reflecting the prior-year favorable conclusion of certain international tax audits. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo decreased 16% and net income attributable to PepsiCo per common share decreased 15%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 13 percentage points.

36 Weeks
Other pension and retiree medical benefits income decreased $68 million, primarily reflecting lower expected return on plan assets due to a lower plan asset balance following the recognition of 2018 losses, higher interest costs and settlement losses in the U.S. pension plans.
Net interest expense decreased $5 million, reflecting lower interest expense due to lower average debt balances, as well as higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by lower interest income due to lower average cash balances.
The reported tax rate was even with the prior year, primarily reflecting the prior-year provisional net tax expense related to the TCJ Act, offset by the prior-year impacts of the favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our condensed consolidated financial statements for further information.
Net income attributable to PepsiCo decreased 2% and net income attributable to PepsiCo per common share decreased 1%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 1.5 percentage points to both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; amounts associated with mergers, acquisitions, divestitures and other structural changes; debt redemptions, cash tender or exchange offers; pension and retiree medical related items; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures.
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
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to noncontrolling interests, each adjusted for items affecting comparability, operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 and 2014 Productivity Plans, inventory fair value adjustments and merger and integration charges largely associated with our acquisition of SodaStream, tax benefits/net tax expense in connection with the TCJ Act and tax benefits (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/7/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,694	$9,494	$6,639	$2,855	$38	$559	$2,100
Items Affecting Comparability
Mark-to-market net impact	(13)	13	9	4	—	1	3
Restructuring and impairment charges	(10)	10	(83)	93	5	16	82
Inventory fair value adjustments and merger and integration charges	—	—	(7)	7	—	1	6
Core, Non-GAAP Measure	$7,671	$9,517	$6,558	$2,959	$43	$577	$2,191

	12 Weeks Ended 9/8/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,527	$8,958	$6,114	$2,844	$188	$11	$2,498
Items Affecting Comparability
Mark-to-market net impact	(31)	31	2	29	6	—	23
Restructuring and impairment charges	—	—	(35)	35	3	1	31
Provisional net tax expense related to the TCJ Act	—	—	—	—	(76)	—	76
Tax benefit	—	—	—	—	364	—	(364)
Core, Non-GAAP Measure	$7,496	$8,989	$6,081	$2,908	$485	$12	$2,264

	36 Weeks Ended 9/7/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$20,786	$25,735	$18,143	$7,592	$1,529	$27	$5,548
Items Affecting Comparability
Mark-to-market net impact	19	(19)	31	(50)	(12)	—	(38)
Restructuring and impairment charges	(100)	100	(182)	282	57	4	221
Inventory fair value adjustments and merger and integration charges	(34)	34	(12)	46	8	—	38
Tax benefits related to the TCJ Act	—	—	—	—	29	—	(29)
Core, Non-GAAP Measure	$20,671	$25,850	$17,980	$7,870	$1,611	$31	$5,740

	36 Weeks Ended 9/8/2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$20,445	$24,692	$17,013	$7,679	$231	$1,562	$31	$5,661
Items Affecting Comparability
Mark-to-market net impact	(51)	51	(6)	57	—	14	—	43
Restructuring and impairment charges	—	—	(75)	75	4	12	1	66
Provisional net tax expense related to the TCJ Act	—	—	—	—	—	(854)	—	854
Tax benefits	—	—	—	—	—	678	—	(678)
Core, Non-GAAP Measure	$20,394	$24,743	$16,932	$7,811	$235	$1,412	$32	$5,946

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $420 million to date. We expect to incur pre-tax charges of approximately $200 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 results. These total pre-tax charges are expected to consist of approximately 70% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 15% for other costs associated with the implementation of our initiatives. We expect to incur cash expenditures of approximately $1.6 billion, of which we have incurred $136 million to date. We expect cash expenditures of approximately $150 million for the remainder of 2019, with the balance to be reflected in our fiscal 2020 through 2023 cash flows. We expect to incur the majority of the pre-tax charges and cash expenditures in our fiscal 2019, 2020 and 2021 results.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	ESSA	AMENA	Corporate
Expected pre-tax charges	10%	3%	35%	12%	25%	13%	2%

2014 Multi-Year Productivity Plan
We have substantially completed our 2014 Productivity Plan and do not expect to incur material charges in 2019 associated with this plan. The pre-tax charges and cash expenditures approximate the original total plan estimates of $1.3 billion and $960 million, respectively.
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
Inventory Fair Value Adjustments and Merger and Integration Charges
During the 12 and 36 weeks ended September 7, 2019, we incurred incremental costs of $7 million ($6 million after-tax with a nominal amount per share) in our ESSA segment and $46 million ($38 million after-tax or $0.03 per share), including $45 million in our ESSA segment and $1 million in corporate unallocated expenses, respectively, largely associated with our acquisition of SodaStream. These incremental costs are primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at acquisition date, as well as merger and integration charges, including employee-related costs.
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
In connection with the TCJ Act, we recognized tax benefits totaling $29 million ($0.02 per share) in the 36 weeks ended September 7, 2019, and provisional transition tax expense of $76 million ($0.05 per share) in the 12 weeks ended September 8, 2018 and $854 million ($0.60 per share) in the 36 weeks ended September 8, 2018.
See Note 5 to our condensed consolidated financial statements for further information.
Tax Benefits
In the 12 weeks ended September 8, 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. In the second quarter of 2018, we reached an agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS, collectively, resulted in non-cash tax benefits totaling $678 million ($0.48 per share) in the 36 weeks ended September 8, 2018.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on organic revenue growth see “Non-GAAP Measures.”

	12 Weeks Ended 9/7/2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	5.5%	—	—	5.5%	2	3.5
QFNA	1.5%	—	—	1%	(1)	2
PBNA	3.5%	—	(1)	3%	(1)	3
LatAm	2%	2	—	4%	(3)	7
ESSA	6%	4	(5)	4%	(2)	6
AMENA	5%	1	3.5	9%	7	3
Total	4%	1	(1)	4%	—	4

	36 Weeks Ended 9/7/2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	5%	—	—	5%	2	3.5
QFNA	1%	—	(0.5)	1%	(1)	1
PBNA	3%	—	(0.5)	2%	(1.5)	4
LatAm	2%	6	—	8%	—	7
ESSA	3%	7	(5)	5%	(1)	6
AMENA	1%	3	3	8%	6	2
Total	3%	2	(1)	5%	—	4

(a)	Amounts may not sum due to rounding.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/7/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,286	$—	$16	$—	$1,302
QFNA	126	—	2	—	128
PBNA	640	—	26	—	666
LatAm	277	—	22	—	299
ESSA	474	—	14	7	495
AMENA	357	—	10	—	367
Corporate unallocated expenses	(305)	4	3	—	(298)
Total	$2,855	$4	$93	$7	$2,959

	12 Weeks Ended 9/8/2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$1,241	$—	$—	$1,241
QFNA	143	—	—	143
PBNA	703	—	12	715
LatAm	284	—	4	288
ESSA	439	—	17	456
AMENA	311	—	2	313
Corporate unallocated expenses	(277)	29	—	(248)
Total	$2,844	$29	$35	$2,908

	36 Weeks Ended 9/7/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$3,694	$—	$22	$—	$3,716
QFNA	391	—	2	—	393
PBNA	1,719	—	42	—	1,761
LatAm	785	—	43	—	828
ESSA	965	—	73	45	1,083
AMENA	883	—	63	—	946
Corporate unallocated expenses	(845)	(50)	37	1	(857)
Total	$7,592	$(50)	$282	$46	$7,870

	36 Weeks Ended 9/8/2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$3,491	$—	$4	$3,495
QFNA	443	—	—	443
PBNA	1,838	—	23	1,861
LatAm	742	—	16	758
ESSA	995	—	25	1,020
AMENA	994	—	6	1,000
Corporate unallocated expenses	(824)	57	1	(766)
Total	$7,679	$57	$75	$7,811

(a)	See “Items Affecting Comparability.”
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/7/2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4%	—	1	—	5%	—	5%
QFNA	(12)%	—	1	—	(11)%	—	(11)%
PBNA	(9)%	—	2	—	(7)%	—	(7)%
LatAm	(3)%	—	6	—	4%	1	5%
ESSA	8%	—	—	1	9%	4	13%
AMENA	15%	—	3	—	18%	1	19%
Corporate unallocated expenses	10%	11	(1)	—	20%	—	20%
Total	—%	(1)	2	—	2%	1	3%

	36 Weeks Ended 9/7/2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	6%	—	0.5	—	6%	—	7%
QFNA	(12)%	—	—	—	(11)%	—	(11)%
PBNA	(6)%	—	1	—	(5)%	—	(5)%
LatAm	6%	—	3.5	—	9%	3	12%
ESSA	(3)%	—	—	9	6%	8	14%
AMENA	(11)%	—	6	—	(5)%	2.5	(3)%
Corporate unallocated expenses	3%	14	(5)	—	12%	—	12%
Total	(1)%	(1)	2	1	1%	2	2%

(a)	See “Items Affecting Comparability” for further information.

(b)	Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 5.5% and volume grew 2%. The net revenue growth was driven by effective net pricing and volume growth. The volume growth reflects high-single-digit growth in trademark Doritos and Cheetos and low-single-digit growth in variety packs, partially offset by a double-digit decline in our Sabra joint venture products.
Operating profit grew 4%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases.
36 Weeks
Net revenue grew 5% and volume grew 1%. The net revenue growth was driven by effective net pricing and volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos and Cheetos and low-single-digit growth in variety packs and trademark Ruffles, partially offset by a double-digit decline in our Sabra joint venture products.
Operating profit grew 6%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 1 percentage point to operating profit growth.
QFNA
12 Weeks
Net revenue grew 1.5% and volume declined 1%. The net revenue growth reflects favorable net pricing and mix, partially offset by the volume decline. The volume decline was driven by a high-single-digit decline in ready-to-eat cereals and a mid-single-digit decline in oatmeal, partially offset by double-digit growth in trademark Gamesa and mid-single-digit growth in Aunt Jemima syrup and mix.
Operating profit decreased 12%, reflecting certain operating costs increases, a 5-percentage-point impact of higher commodity costs and a 2-percentage-point prior-year impact of insurance settlement recoveries related to the 2017 earthquake in Mexico, partially offset by productivity savings and the net revenue growth.
36 Weeks
Net revenue grew 1% and volume declined 1%. The net revenue growth reflects favorable net pricing and mix, partially offset by the volume decline. The volume decline was driven by mid-single-digit declines in oatmeal and ready-to-eat cereals, partially offset by double-digit growth in trademark Gamesa and mid-single-digit growth in Aunt Jemima syrup and mix.
Operating profit decreased 12%, reflecting certain operating costs increases and a 5-percentage-point impact of higher commodity costs, partially offset by productivity savings and the net revenue growth.
PBNA
12 Weeks
Net revenue increased 3.5%, primarily driven by effective net pricing, partially offset by a decline in volume. Acquisitions contributed 1 percentage point to the net revenue growth. Volume decreased 0.5%, driven by a 3% decline in carbonated soft drink (CSD) volume partially offset by a 3% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected a high-single-digit increase in our overall water portfolio and a low-single-digit increase in Gatorade sports drinks, partially offset by a low-

single-digit decrease in Lipton ready-to-drink teas. Acquisitions had a nominal positive contribution to the volume performance.
Operating profit decreased 9%, reflecting certain operating cost increases, higher advertising and marketing expenses and a 5-percentage-point impact of higher commodity costs. These impacts were partially offset by the effective net pricing and productivity savings. A gain associated with the sale of an asset in the prior year negatively impacted operating profit performance by 5 percentage points and was largely offset by a gain associated with an insurance recovery in the current year, which positively contributed 4 percentage points to operating profit performance.
36 Weeks
Net revenue increased 3%, primarily driven by effective net pricing, partially offset by a decline in volume. Acquisitions contributed 0.5 percentage points to the net revenue growth. Volume decreased 1%, driven by a 3% decline in CSD volume partially offset by a 1% increase in NCB volume. The NCB volume increase primarily reflected a high-single-digit increase in our overall water portfolio, partially offset by a mid-single-digit decrease in our juice and juice drink portfolio and low-single-digit decreases in Lipton ready-to-drink teas and Gatorade sports drinks. Acquisitions had a nominal positive contribution to the volume performance.
Operating profit decreased 6%, reflecting certain operating cost increases, higher advertising and marketing expenses, a 7-percentage-point impact of higher commodity costs and the volume decline. These impacts were partially offset by the effective net pricing and productivity savings. Gains associated with the sale of assets in the prior year negatively impacted operating profit performance by 3 percentage points and were partially offset by a current-year gain associated with a sale of an asset, which positively contributed 2 percentage points to operating profit performance. A gain associated with an insurance recovery positively contributed 2 percentage points to current-year operating profit performance and was partially offset by less-favorable insurance adjustments compared to the prior year, which negatively impacted the current-year operating profit performance by 1.5 percentage points. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act positively contributed 2 percentage points to operating profit performance.
LatAm
12 Weeks
Net revenue increased 2%, reflecting effective net pricing, partially offset by a net decline in volume and a 2-percentage-point impact of unfavorable foreign exchange.
Snacks volume declined 3%, reflecting a double-digit decline in Brazil, partially offset by low-single-digit growth in Mexico.
Beverage volume grew 5%, reflecting high-single-digit growth in Brazil and double-digit growth in Guatemala, partially offset by a high-single-digit decline in Colombia and a low-single-digit decline in Argentina. Additionally, Mexico experienced mid-single-digit growth and Honduras experienced low-single-digit growth.
Operating profit decreased 3%, reflecting certain operating cost increases, the net volume decline and a 12-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, partially offset by the effective net pricing and productivity savings. Additionally, insurance settlement recoveries in the prior year related to the 2017 earthquake in Mexico negatively impacted operating profit performance by 5 percentage points. Higher restructuring and impairment charges negatively impacted operating profit performance by 6 percentage points.

36 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by a 6-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew slightly, reflecting low-single-digit growth in Mexico, partially offset by a high-single-digit decline in Brazil.
Beverage volume grew 5%, reflecting double-digit growth in Brazil and Guatemala, partially offset by a high-single-digit decline in Argentina. Additionally, Mexico, Colombia and Honduras each experienced low-single-digit growth and Chile experienced mid-single-digit growth.
Operating profit increased 6%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 13-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange. Higher restructuring and impairment charges and unfavorable foreign exchange reduced operating profit growth by 3.5 percentage points and 3 percentage points, respectively.
ESSA
12 Weeks
Net revenue increased 6%, primarily reflecting effective net pricing and a 7-percentage-point impact of the SodaStream acquisition, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew slightly, reflecting mid-single-digit growth in France and Poland and slight growth in Spain, partially offset by low-single-digit declines in Russia, Turkey and the United Kingdom, a mid-single-digit decline in South Africa and a slight decline in the Netherlands.
Beverage volume grew 17%, primarily reflecting an 18-percentage-point impact of the SodaStream acquisition, high-single-digit growth in the United Kingdom and mid-single-digit growth in Poland and Nigeria, partially offset by a high-single-digit decline in Russia, a double-digit-decline in Turkey, a mid-single-digit decline in France and a low-single-digit decline Germany.
Operating profit increased 8%, reflecting the effective net pricing, productivity savings and a 7-percentage-point net impact of the SodaStream acquisition. These impacts were partially offset by certain operating cost increases, a 9-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 4 percentage points.
36 Weeks
Net revenue increased 3%, reflecting effective net pricing and a 6-percentage-point impact of the SodaStream acquisition, partially offset by a 7-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 1%, reflecting mid-single-digit growth in Poland and low-single-digit growth in France and the Netherlands, partially offset by low-single-digit declines in the United Kingdom and South Africa and a mid-single-digit decline in Turkey. Additionally, Russia experienced slight growth.
Beverage volume grew 20%, primarily reflecting a 19-percentage-point impact of the SodaStream acquisition, high-single-digit growth in Nigeria and Poland and low-single-digit growth in the United Kingdom, partially offset by a mid-single-digit decline in Russia, a high-single-digit decline in Turkey and low-single-digit declines in Germany and France.

Operating profit decreased 3%, reflecting certain operating cost increases, a 14-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, a 6-percentage-point impact of restructuring and impairment charges and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings. The SodaStream acquisition positively contributed 7 percentage points to operating profit performance and was partially offset by inventory fair value adjustments and merger and integration charges which negatively impacted operating profit performance by 3 percentage points. Unfavorable foreign exchange negatively impacted operating profit performance by 8 percentage points.
AMENA
12 Weeks
Net revenue increased 5%, reflecting volume growth and effective net pricing, partially offset by a 3-percentage-point impact of refranchising a portion of our beverage business in India in 2019.
Snacks volume grew 8%, reflecting double-digit growth in Pakistan and high-single-digit growth in the Middle East, India and China. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew 4%, reflecting double-digit growth in India and Vietnam, partially offset by a low-single-digit decline in Pakistan. Additionally, China and the Middle East each experienced low-single-digit growth.
Operating profit increased 15%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Higher restructuring and impairment charges reduced operating profit growth by 3 percentage points.
36 Weeks
Net revenue increased 1%, reflecting volume growth and effective net pricing, partially offset by unfavorable foreign exchange and refranchising a portion of our beverage business in India in 2019 and in Thailand in 2018 which reduced net revenue growth by 3 percentage points each.
Snacks volume grew 6%, reflecting high-single-digit growth in China, double-digit growth in Pakistan and mid-single-digit growth in India and the Middle East. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew 2%, reflecting high-single-digit growth in India and the Philippines and double-digit growth in Vietnam, partially offset by a low-single-digit decline in the Middle East and Pakistan. Additionally, China experienced slight growth.
Operating profit decreased 11%, reflecting a 14-percentage-point impact of a gain on the prior-year refranchising of a portion of our beverage business in Thailand, certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and productivity savings. Higher restructuring and impairment charges and unfavorable foreign exchange negatively impacted operating profit performance by 6 percentage points and 2.5 percentage points, respectively.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments, our proposed acquisition of Pioneer Foods and transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2018 Form 10-K for further information.
As of September 7, 2019, we had cash, cash equivalents, short-term investments and restricted cash in our consolidated subsidiaries outside the United States of $3.2 billion, including restricted cash held outside the United States of approximately $0.1 billion related to our acquisition of SodaStream. See Note 12 to our condensed consolidated financial statements for further discussion of restricted cash. As of September 7, 2019, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of September 7, 2019, our mandatory transition tax liability was $3.4 billion. This transition tax liability will be paid over the remaining seven years. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
Operating Activities
During the 36 weeks ended September 7, 2019, net cash provided by operating activities was $5.1 billion, compared to net cash provided by operating activities of $4.7 billion in the prior-year period. The operating cash flow performance primarily reflects prior-year discretionary contributions of $1.5 billion to our pension and retiree medical plans, partially offset by higher net cash tax payments in the current year.
Investing Activities
During the 36 weeks ended September 7, 2019, net cash used for investing activities was $4.3 billion, primarily reflecting $1.9 billion of cash paid in connection with our acquisition of SodaStream, as well as net capital spending of $1.9 billion.
We expect 2019 net capital spending to be approximately $4.5 billion.
Financing Activities
During the 36 weeks ended September 7, 2019, net cash used for financing activities was $5.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.2 billion and payments of long-term debt borrowings of $3.0 billion, partially offset by proceeds from issuances of long-term debt of $3.1 billion.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow.

	36 Weeks Ended
	9/7/2019	9/8/2018
Net cash provided by operating activities	$5,063	$4,732
Capital spending	(1,959)	(1,578)
Sales of property, plant and equipment	63	119
Free cash flow	$3,167	$3,273
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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 7, 2019, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and thirty-six week periods ended September 7, 2019 and September 8, 2018, the related Condensed Consolidated Statement of Cash Flows for the thirty-six week periods ended September 7, 2019 and September 8, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 3, 2019

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
There were no changes in our internal control over financial reporting during our third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our third fiscal quarter of 2019, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2018 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 23, 2019 and June 15, 2019.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2019 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/15/2019				$12,334

6/16/2019 - 7/13/2019	1.1	$132.63	1.1	(144)
				12,190
7/14/2019 - 8/10/2019	1.4	$129.35	1.4	(187)
				12,003
8/11/2019 - 9/7/2019	1.7	$133.46	1.7	(220)
Total	4.2	$131.82	4.2	$11,783

(a)
All shares were repurchased in open market transactions pursuant to the $15 billion share repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 51.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2019, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 3, 2019	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 3, 2019	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)