Form 10-K
period 2019-12-28
PEPSICO INC
filed 2020-02-13
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

914-253-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
1.750% Senior Notes Due 2021	PEP21a	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 14, 2019, the last day of business of our most recently completed second fiscal quarter, was $185.4 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 6, 2020 was 1,389,544,618.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 28, 2019

Forward-Looking Statements
This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Our Business Risks.” Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.
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
Our Operations
Changes to Organizational Structure
During the fourth quarter of 2019, we realigned our Europe Sub-Saharan Africa (ESSA) and Asia, Middle East and North Africa (AMENA) reportable segments to be consistent with a recent strategic realignment of our organizational structure and how our Chief Executive Officer assesses the performance of, and allocates resources to, our reportable segments. As a result, our beverage, food and snack businesses in North Africa, the Middle East and South Asia that were part of our former AMENA segment and our businesses in Sub-Saharan Africa that were part of our former ESSA segment are now reported together as our Africa, Middle East and South Asia (AMESA) segment. The remaining beverage, food and snack businesses that were part of our former AMENA segment are now reported together as our Asia Pacific, Australia and New Zealand and China region (APAC) segment and our beverage, food and snack businesses in Europe are now reported as our Europe segment.
These changes did not impact our Frito-Lay North America (FLNA), Quaker Foods North America (QFNA),

PepsiCo Beverages North America (PBNA), formerly named North America Beverages, or Latin America (LatAm) reportable segments or our consolidated financial results.
Our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure.
We are organized into seven reportable segments (also referred to as divisions), as follows:

1)	FLNA, which includes our branded food and snack businesses in the United States and Canada;

2)	QFNA, which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	PBNA, which includes our beverage businesses in the United States and Canada;

4)	LatAm, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe, which includes all of our beverage, food and snack businesses in Europe;

6)	AMESA, which includes all of our beverage, food and snack businesses in Africa, the Middle East and South Asia; and

7)	APAC, which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand, and China region.
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
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells cereals, rice, pasta and other branded products. QFNA’s products include Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Life cereal, Pasta Roni, Quaker Chewy granola bars, Quaker grits, Quaker oatmeal, Quaker rice cakes, Quaker simply granola and Rice-A-Roni side dishes. These branded products are sold to independent distributors and retailers.
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Mountain Dew, Pepsi, Propel, Sierra Mist and Tropicana. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets.
Latin America
Either independently or in conjunction with third parties, LatAm makes, markets, distributes and sells a number of snack food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Rosquinhas Mabel, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded cereals and snacks. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black, San Carlos and Toddy. These branded products are sold to authorized bottlers, independent distributors and retailers. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipita, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Mirinda, Pepsi, Pepsi Max and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, Europe makes, markets, distributes and sells a number of leading dairy products including Agusha, Chudo and Domik v Derevne. Further, as part of its beverage business, Europe manufactures and distributes sparkling water makers through SodaStream International Ltd. (SodaStream). See Note 14 to our consolidated financial statements for further information about our acquisition of SodaStream.
Africa, Middle East and South Asia
Either independently or in conjunction with third parties, AMESA makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Chipsy, Doritos, Kurkure and Lay’s, as well as many Quaker branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. AMESA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, AMESA operates its own bottling plants and distribution facilities. AMESA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In 2019, we entered into an agreement to acquire Pioneer Food Group Ltd. (Pioneer Foods), a food and beverage company in South Africa with exports to countries across the globe. The transaction is subject to certain regulatory approvals and other customary conditions and is expected to close in the first half of 2020. See Note 14 to our consolidated financial statements for further information about our acquisition of Pioneer Foods.
Asia Pacific, Australia and New Zealand and China Region
Either independently or in conjunction with third parties, APAC makes, markets, distributes and sells a number of leading snack food brands including Cheetos, Doritos, Lay’s and Smith’s, as well as many Quaker branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. APAC also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized bottlers, independent distributors and retailers. APAC also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi).

Our Distribution Network
Our products are primarily brought to market through direct-store-delivery (DSD), customer warehouse and distributor networks and are also sold directly to consumers through e-commerce platforms and retailers. The distribution system used depends on customer needs, product characteristics and local trade practices.
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
E-commerce
Our products are also available and sold directly to consumers on a growing number of company-owned and third-party e-commerce websites and mobile commerce applications.
Ingredients and Other Supplies
The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oranges and other fruits, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.

Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including 1893, Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewater, Aunt Jemima, Bare, Bolt24, bubly, Cap’n Crunch, Cheetos, Chester’s, Chipita, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Evolve, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Grandma’s, H2oh!, Health Warrior, Imunele, Izze, J-7 Tonus, Kas, KeVita, Kurkure, Lay’s, Life, Lifewtr, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mountain Dew Amp Game Fuel, Mountain Dew Code Red, Mountain Dew Ice, Mountain Dew Kickstart, Mountain Dew Zero Sugar, Mug, Munchies, Muscle Milk, Naked, Near East, Off the Eaten Path, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, San Carlos, Sandora, Santitas, 7UP (outside the United States), 7UP Free (outside the United States), Sierra Mist, Sierra Mist Zero Sugar, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Stacy’s, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, V Water, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
We either own or have licenses to use a number of patents which relate to certain of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.
Seasonality
Our businesses are affected by seasonal variations. Our beverage, food and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality has not had a material impact on our consolidated financial results.
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
We rely on and provide financial incentives to our customers to assist in the distribution and promotion of our products to the consumer. For our independent distributors and retailers, these incentives include volume-based rebates, product placement fees, promotions and displays. For our independent bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support, and vending and cooler equipment placement. Consumer incentives include pricing discounts and promotions, and other promotional offers. Advertising support is directed at advertising programs and supporting independent bottler media. New product support includes targeted consumer and retailer incentives and direct marketplace support, such as point-of-purchase materials, product placement fees, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually.
Changes to the retail landscape, including increased consolidation of retail ownership, the rapid growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the growth in hard discounters, and the current economic environment continue to increase the importance of major customers. In 2019, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 13% of our consolidated net revenue, with sales reported across all of our divisions. Our top five retail customers represented approximately 34% of our 2019 net revenue in North America, with Walmart and its affiliates (including Sam’s) representing approximately 19%. These percentages include concentrate sales to our independent bottlers, which were used in finished goods sold by them to these retailers.
See “Off-Balance-Sheet Arrangements” in “Our Financial Results – Our Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our independent bottlers.
Our Competition
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A. and Red Bull GmbH.
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2019, we and The Coca-Cola Company represented approximately 22% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and reformulations of existing products, increased efficiency in production techniques, effective incorporation of technology and digital tools across all areas of our business, the effectiveness of our advertising campaigns, marketing programs, product packaging and pricing, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting changing consumer demands and preferences and accelerating sustainable growth. These activities principally involve: development of new ingredients, flavors and products; reformulation and improvement in the quality and appeal of existing products; improvement and modernization of manufacturing processes, including cost reduction; improvements in product quality, safety and integrity; development of, and improvements in, marketing and merchandising equipment, dispensing equipment, packaging technology (including investments in recycling-focused technologies), package design (including development of sustainable, bio-based packaging) and portion sizes; efforts focused on identifying opportunities to transform, grow and broaden our product portfolio, including by developing products with improved nutrition profiles that reduce added sugars, sodium or saturated fat, including through the use of natural flavors, sweetener alternatives and flavor modifiers and innovation in existing sweeteners and flavoring, further expanding our beyond the bottle portfolio, including further growing our SodaStream business, and offering more products with positive nutrition including whole grains, fruits and vegetables, dairy, protein and hydration; investments in building our capabilities to support our global e-commerce business; investments in technology and digitalization, including data analytics to enhance our consumer insights; and efforts focused on reducing our impact on the environment, including improvements in energy efficiency, water use in our operations and our agricultural practices. Our research centers are located around the world, including Brazil, China, India, Ireland, Mexico, Russia, the United Kingdom and the United States, and leverage nutrition science, food science, engineering and consumer insights to meet our strategy to continue to innovate in nutritious and convenient beverages, foods and snacks.
In 2019, we continued to make investments to further digitalize our business including: continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and leveraging technology and data analytics to capture and analyze consumer level data to increasingly structure personalized communications with consumers and satisfy demand at the store level. In addition, we continued to refine our beverage, food and snack portfolio to meet changing consumer demands by reducing added sugars in many of our beverages and sodium and saturated fat in many of our foods and snacks, and by developing a broader portfolio of product choices, including: continuing to expand our beverage options that contain no high-fructose corn syrup and that are made with natural flavors; expanding our beyond the bottle offerings by offering bubly in fountain dispensing; developing 100% recycled PET packaging for LIFEWTR and aluminum can packaging for Aquafina; expanding our state of the art food and beverage healthy vending initiative to increase the availability of nutritious and convenient beverages, foods and snacks; further expanding our portfolio, through a combination of brand extensions, product reformulations, new product innovations and acquisitions to offer products with more of the nutritious ingredients and hydration our consumers are looking for, such as Quaker (grains), Tropicana (juices, lemonades, fruit and vegetable drinks), Gatorade (sports nutrition for athletes), Naked Juice (cold-pressed juices and smoothies), KeVita (probiotics, tonics and fermented teas), Bare (baked apple chips and other baked fruits and vegetables), Health Warrior (nutrition bars), Evolve (plant-based protein products) and Muscle Milk (protein shakes); further expanding our whole grain products globally; and further expanding our portfolio in growing categories, such as dairy, hummus and other refrigerated dips, and baked grain snacks. In addition, we continued to make investments to reduce our impact on the environment, including: efforts to conserve raw materials and energy, such as by working to achieve reductions in greenhouse gas emissions across our global businesses, by helping to protect and conserve global water supply especially in high-water-risk locations (including replenishing watersheds that source our operations in high-water-risk locations and promoting the efficient use of water in our agricultural supply chain), and by incorporating improvements in the sustainability and resources of our agricultural supply chain into our operations; efforts to reduce waste generated by our operations and disposed of in landfills; efforts to increase energy efficiency, including the increased use of renewable energy and resources; efforts to support sustainable agriculture by expanding best practices with our growers and suppliers, including through the use of data and technology to optimize yields and efficiency and promote responsible use of pesticides; and efforts to create a circular future for packaging, including the increased use of recycled content and alternative packaging, support for increased packaging recovery and recycling rates globally, optimization of packaging technology and design to minimize the amount of plastic in our packaging and to make our packaging increasingly recoverable or recyclable with lower environmental impact, and our continued investments in developing compostable and biodegradable packaging.
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
The U.S. laws and regulations that we are subject to include: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; data privacy and personal data protection laws and regulations, including the California Privacy Act of 2018; customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; laws regulating our supply chain, including the 2010 California Transparency in Supply Chains Act and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
We are subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, international trade and tariffs, supply chain, including the U.K. Modern Slavery Act, occupational health and safety, competition, anti-corruption and data privacy, including the European Union General Data Protection Regulation. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
In addition, certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the level of such substance or ingredient.
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
Employees
As of December 28, 2019, we and our consolidated subsidiaries employed approximately 267,000 people worldwide, including approximately 116,000 people within the United States. In certain countries, our employment levels are subject to seasonal variations. We or our subsidiaries are party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.
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
Item 1A. Risk Factors.
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
Future demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate, market or distribute our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.
We are a global food and beverage company operating in highly competitive categories and markets. To generate revenues and profits, we rely on continued demand for our products and therefore must understand our customers and consumers and sell products that appeal to them in the sales channel in which they prefer to shop or browse for such products. In general, changes in consumption in our product categories or consumer demographics can result in reduced demand for our products. Demand for our products depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including increased demand for products that meet the needs of consumers who are concerned with: health and wellness (including products that have less added sugars, sodium and saturated fat); convenience (including responding to changes in in-home and on-the-go consumption patterns and methods of distribution of our products to customers and consumers, including through e-commerce and hard discounters); or the location of origin or source of ingredients and products (including the environmental impact related to production and packaging of our products).
Consumer preferences continuously evolve, due to a variety of factors, including: changes in consumer demographics, including the aging of the general population and the emergence of the millennial and younger generations who have differing spending, consumption and purchasing habits; consumer concerns or perceptions regarding the nutrition profile of products, including the presence of added sugar, sodium and saturated fat in certain of our products; growing demand for organic, locally or sustainably sourced ingredients, or consumer concerns or perceptions (whether or not valid) regarding the health effects of ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, artificial flavors and colors, artificial sweeteners, aspartame, caffeine, furfuryl alcohol, high-fructose corn syrup, partially hydrolyzed oils, saturated fat, sodium, sugar, trans fats or other product ingredients, substances or attributes, including genetically engineered ingredients; taxes or other restrictions, including labeling requirements, imposed on our products; consumer concerns or perceptions regarding packaging materials, including single-use and other plastic packaging, and their environmental impact; changes in package or portion size; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; the continued acceleration of e-commerce and other methods of purchasing products; negative publicity (whether or not valid) resulting from regulatory actions, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our employees, our products or advertising campaigns and marketing programs; perception of our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties or our respective social media posts, business practices or other information disseminated by or regarding them or us; product boycotts; or a downturn in economic conditions. These factors have in the past and could in the future reduce consumers’ willingness to purchase certain of our products and any inability on our part to anticipate or react to such changes can lead to reduced demand for our products or erode our competitive and financial position, resulting in adverse effects on our business, reputation, financial condition or results of operations.
Demand for our products is also dependent in part on product quality, product and marketing innovation and production and distribution, including our ability to: maintain a robust pipeline of new products; improve the quality of existing products; extend our portfolio of products in growing markets and categories (through acquisitions and innovation, such as increasing non-carbonated beverage offerings and other alternatives to, or reformulations of, carbonated beverage offerings); respond to cultural differences and regional consumer preferences (whether through developing or acquiring new products that are responsive to such preferences); monitor and adjust our use of ingredients and packaging materials (including to respond to applicable regulations); develop sweetener alternatives and innovation; increase the recyclability or recoverability of our packaging; create more relevant and personalized experiences for consumers whether in a digital environment or through digital devices in an otherwise physical environment; improve the production and distribution of our products; enhance our data analytics capabilities to develop new commercial insights; respond to competitive product and pricing pressures and changes in distribution channels, including in the e-commerce channel; maintain our labeling certifications (e.g., non-GMO) from independent organizations and regulatory authorities for certain of our products; and implement effective advertising campaigns and marketing programs, including successfully adapting to a rapidly changing media environment through the use of social media and online advertising campaigns and marketing programs.
Although we devote significant resources to the items mentioned above, there can be no assurance as to our continued ability to develop, launch, maintain or distribute successful new products or variants of existing products in a timely manner (including correctly anticipating or effectively reacting to changes in consumer preferences) or to develop and effectively execute advertising and marketing campaigns that appeal to customers and consumers, including through the use of digital technology. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products or effectively market or distribute our products can reduce demand for our products, result in inventory write-offs and erode our competitive and financial position and can adversely affect our business, financial condition or results of operations.
Changes in laws and regulations relating to the use or disposal of plastics or other product packaging can increase our costs, reduce demand for our products or otherwise have an adverse impact on our business, reputation, financial condition or results of operations.

Certain of our food and beverage products are sold in plastic or other packaging designed to be recoverable for recycling but not all packaging is recovered, whether due to lack of infrastructure or otherwise. In addition, certain of our packaging is not currently recyclable, compostable or biodegradable. There is a growing concern with the accumulation of plastic, including microplastics, and other packaging waste in the environment, particularly in the world’s oceans and waterways. As a result, packaging waste that displays one or more of our brands has in the past and could continue to result in negative publicity (whether or not valid) or reduce consumer demand and overall consumption of our products, resulting in adverse effects on our business, financial condition or results of operations.
In response to these concerns, the United States and many other jurisdictions have imposed or are considering imposing regulations or policies designed to increase the sustainability of packaging, encourage waste reduction and increase recycling rates or facilitate the waste management process or restrict the sale of products in certain packaging. These regulations vary in scope and form from taxes or fees designed to incentivize behavior to restrictions or bans on certain products and materials. For example, 24 countries in the European Union (EU) have established extended producer responsibility (EPR) policies, which make manufacturers such as us responsible for the costs of recycling beverage and food packaging after consumers have used them. EPR policies are also being contemplated in other jurisdictions around the world, including certain states in the United States. In addition, 10 states in the United States as well as a growing number of European countries have a bottle deposit return system in effect, which requires a deposit charged to consumers to incentivize the return of the beverage container. Further, certain jurisdictions have imposed or are considering imposing other types of regulations or policies, including packaging taxes, requirements for bottle caps to be tethered to the plastic bottle, minimum recycled content mandates, which would require packaging to include a certain percentage of post-consumer recycled material in a new package, and even bans on the use of some plastic beverage bottles and other single-use plastics. These laws and regulations, whatever their scope or form, have in the past and could continue to increase the cost of our products, reduce consumer demand and overall consumption of our products or result in negative publicity (whether or not valid), resulting in adverse effects on our business, financial condition or results of operations.
While we continue to devote significant resources to increase the recyclability and sustainability of our packaging, the increased focus on reducing plastic waste has required and could continue to require us to increase capital expenditures, including requiring additional investments to minimize the amount of plastic across our packaging, including to increase the use of alternative packaging materials (e.g., glass and aluminum) in certain markets; increase the amount of recycled content in our packaging; and develop sustainable, bio-based packaging as a replacement for fossil fuel-based plastic packaging, including flexible film alternatives for our snacks packaging. Our failure to minimize our plastics use, increase the amount of recycled content in our packaging or develop sustainable packaging or consumers’ failure to accept such sustainable packaging has in the past and could continue to reduce consumer demand and overall consumption of our products and erode our competitive and financial position. Further, our reputation can be damaged for failure to achieve our sustainability goals with respect to our plastics use, including our goal to reduce 35% of virgin plastic content across our beverage portfolio by 2025, or if we or others in our industry do not act, or are perceived not to act, responsibly with respect to packaging or disposal of our products.
Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations can adversely affect our business, financial condition or results of operations.
The conduct of our business is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as government entities and agencies outside the United States, including laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, packaging, disposal, recycling and use of our products, as well as our employment and occupational health and safety practices and protection of personal information. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. Many of these laws and regulations have differing or conflicting legal standards across the various markets where our products are made, manufactured, distributed or sold and, in certain markets, such as developing and emerging markets, may be less developed or certain. For example, products containing genetically engineered ingredients are subject to differing regulations and restrictions in the jurisdictions in which our products are made, manufactured, distributed or sold, as is the packaging, disposal and recyclability of our products. For example, the EU has mandated tethered caps for all beverage bottles by 2024 and minimum recycled content of 25% for PET bottles by 2025 and 30% for all plastic bottles by 2030 and laws mandating various minimum recycled content thresholds for PET bottles are also in place in Turkey, Bolivia, Ecuador and Peru, while the use of recycled content in food and beverage packaging is prohibited in a range of countries, for example, in Asia. In addition, these laws and regulations and related interpretations have changed and could continue to change, sometimes dramatically and unexpectedly, as a result of a variety of factors, including political, economic or social events. Such changes have included and could continue to include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices, including restrictions on the audience to whom products are marketed; laws and treaties related to international trade, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws and programs aimed at reducing, restricting or eliminating ingredients or substances in, or attributes of, certain of our products; laws related to pesticide used by farmers in our supply chain or residual amounts of pesticide that may be found in certain of our ingredients or products; laws related to traceability requirements for our supply chain; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government funds or programs to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving product claims and concerns (whether or not valid) regarding the effects on health of ingredients or substances in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; laws regulating the protection of personal information; cyber-security regulations; regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures impacting the manufacture, distribution or sale of our products; accounting rules and interpretations; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating water rights and access to and use of water or utilities; environmental laws, including laws relating to the regulation of water treatment and discharge of wastewater and air emissions and laws relating to the disposal, recovery or recycling of our products and their packaging. Changes in regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business, reputation, financial condition or results of operations.
The imposition of new laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes, labeling, product, production, recovery or recycling requirements, or other limitations on, or pertaining to, the sale or advertisement of certain of our products, ingredients or substances contained in, or attributes of, our products, commodities used in the production of our products or use, disposal, recovery or recyclability of our products and their packaging, may further alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our products, resulting in adverse effects on our business, financial condition or results of operations. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions often follow. For example, if one jurisdiction imposes a tax on sugar-sweetened beverages or foods, or imposes a specific labeling or warning requirement, other jurisdictions may impose similar or other measures that impact the manufacture, distribution or sale of our products. The foregoing has in the past and could continue to result in decreased demand for certain of our products, adverse publicity or increased concerns about the health implications of consumption of ingredients or substances in our products (whether or not valid).
In addition, studies (whether or not scientifically valid) have been and continue to be underway by third parties purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials, such as 4-MeI, acrylamide, caffeine, pesticides (e.g., glyphosate), furfuryl alcohol, added sugars, sodium, saturated fat and plastic. Third parties have also published documents or studies claiming (whether or not valid) that taxes can address consumer consumption of sugar-sweetened beverages and foods high in sugar, sodium or saturated fat. The results of these studies and documents have contributed to or resulted in and could continue to contribute to or result in an increase in consumer concerns (whether or not valid) about the health implications of consumption of certain of our products, an increase in the number of jurisdictions that impose taxes on our products, or an increase in new labeling, product or production requirements or other restrictions on the manufacturing, sale or display of our products, resulting in reduced demand for our products, our Company being subject to lawsuits or new regulations that can adversely affect sales of our products, and other adverse effects on our business, financial condition or results of operations.
Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, suppliers, or other third parties with whom we do business can take actions, intentional or not, that violate these policies and procedures or applicable laws or regulations or can fail to maintain required documentation sufficient to evidence our compliance with applicable laws or regulations. Failure to comply with such laws or regulations can subject us to criminal or civil enforcement actions, including fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, any of which can adversely affect our business, reputation, financial condition or results of operations. In addition, certain regulatory authorities under whose laws we operate have enforcement powers that can subject us to actions such as product recall, seizure of products or assets or other sanctions, resulting in an adverse effect on the sales of products in our portfolio or damage to our reputation.
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
The imposition or proposed imposition of new or increased taxes aimed at our products can adversely affect our business, financial condition or results of operations.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the particular substance or ingredient levels. For example, Peru revised an existing threshold tax to become a graduated tax, effective June 2019, in which the per-ounce tax rate is tied to the amount of added sugar present in the beverage: the higher the amount of added sugar, the higher the per-

ounce tax rate, while Saudi Arabia expanded an existing flat tax rate of 50% on the retail price of carbonated soft drinks to include all sweetened beverages, including non-caloric beverages, effective December 2019. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce consumer demand and overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, resulting in adverse effects on our business, financial condition or results of operations.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products could reduce demand for such products and can adversely affect our business, financial condition or results of operations.
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
In addition, a number of jurisdictions, both in and outside the United States, have imposed or are considering imposing labeling requirements, including color-coded labeling of certain food and beverage products where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat. The imposition or proposed imposition of additional product labeling or warning requirements has in the past and could continue to reduce overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, resulting in adverse effects on our business, financial condition or results of operations.
Our business, financial condition or results of operations can suffer if we are unable to compete effectively.
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A. and Red Bull GmbH.
Our beverage, food and snack products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and the continued acceleration of e-commerce and other methods of distributing and purchasing products. If we are unable to effectively promote our existing products or introduce new products, if our advertising or marketing campaigns are not effective, if we fail to invest in and incorporate technology and digital tools across all areas of our business (including the use of data analytics to enhance our ability to effectively market to consumers), if our competitors spend more aggressively than we do or if we are otherwise unable to effectively respond to pricing pressure or compete effectively (including in distributing our products effectively and cost efficiently through all existing and emerging channels of trade, including through e-commerce and hard discounters), we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures, which could adversely affect our business, financial condition or results of operations.
Failure to realize anticipated benefits from our productivity or reinvestment initiatives or operating model can have an adverse impact on our business, financial condition or results of operations.
Our future success and earnings growth depend, in part, on our ability to continue to reduce costs and improve efficiencies, including implementing shared business service organizational models while reinvesting back into the business. Our productivity initiatives help support our growth initiatives and contribute to our results of operations. We continue to implement productivity initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently in the highly competitive beverage, food and snack categories and markets. Some of these measures have yielded and could continue to yield unintended consequences, such as business disruptions, distraction of management and employees, reduced employee morale and productivity, and unexpected additional employee attrition, including the inability to attract or retain key personnel. It is critical that we have the appropriate personnel in place to lead and execute our plans, including to effectively manage personnel adjustments and transitions resulting from these initiatives and increased competition for employees with the skills necessary to implement our plans. If we are unable to successfully implement our productivity initiatives as planned, fail to implement these initiatives as timely as we anticipate, do not achieve expected savings as a result of these initiatives or incur higher than expected or unanticipated costs in implementing these initiatives, fail to identify and implement additional productivity opportunities in the future, or fail to successfully manage business disruptions or unexpected employee consequences on our workforce, morale or productivity, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our business, financial condition or results of operations. Further, in order to continue to capitalize on our cost reduction efforts and operating model, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. From time to time, we have in the past and could continue to implement these investment initiatives to enable us to compete more effectively, including investments to increase manufacturing capacity, improve innovation, transform our manufacturing, commercial and corporate operations through digital technologies and artificial intelligence, and enhance brand management through our use of data analytics to develop new commercial and consumer insights. If we fail to realize all or any of the anticipated benefits of these reinvestment initiatives, our business, financial condition or results of operations can be adversely affected.
Our business, financial condition or results of operations can be adversely affected as a result of political conditions in the markets in which our products are made, manufactured, distributed or sold.
Political conditions in the markets in which our products are made, manufactured, distributed or sold have been and could continue to be difficult to predict, resulting in adverse effects on our business, financial condition and results of operations. The results of elections, referendums or other political conditions (including government shutdowns) in these markets have in the past and could continue to impact how existing laws, regulations and government programs or policies are implemented or create uncertainty as to how such laws, regulations and government programs or policies may change, including with respect to tariffs, sanctions, climate change regulation, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters, and has resulted in and could continue to result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products. For example, the United Kingdom’s withdrawal from the European Union (commonly referred to as Brexit) is likely to lead to differing laws and regulations in the United Kingdom and European Union and further global economic, trade and regulatory uncertainty. Any changes in, or the imposition of, new laws, regulations or governmental policy and their related interpretations due to elections, referendums or other political conditions can have an adverse impact on our business, financial condition or results of operations.
Our business, financial condition or results of operations can be adversely affected if we are unable to grow our business in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, the Middle East, Brazil, China and India. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences as to distribution or otherwise. The following factors can reduce demand for our products or otherwise impede the growth of our business in developing and emerging markets: unstable economic, political or social conditions; acts of war, terrorist acts, and civil unrest; increased competition; volatility in the economic growth of certain of these markets and the related impact on developed countries who export to these markets; volatile oil prices and the impact on the local economy in certain of these markets; our inability to acquire businesses, form strategic business alliances or to make necessary infrastructure investments; our inability to complete divestitures or refranchisings; imposition of new or increased labeling, product or production requirements, or other restrictions; our inability to hire or retain a highly skilled workforce; imposition of new or increased tariffs and other impositions on imported goods or sanctions against, or other regulations restricting contact with, certain countries in these markets, or imposition of new or increased sanctions against U.S. multinational corporations or tariffs on the products of such corporations operating in these markets; actions, such as removing our products from shelves, taken by retailers in response to U.S. trade sanctions, tariffs or other governmental action or policy; foreign ownership restrictions; nationalization of our assets or the assets of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; imposition of taxes on our products or the ingredients or substances used in our products; government-mandated closure, or threatened closure, of our operations or the operations of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners, customers or other third parties; restrictions on the import or export of our products or ingredients or substances used in our products; regulations relating to the repatriation of funds currently held in foreign jurisdictions to the United States; highly inflationary economies and potential highly inflationary economies, devaluation or fluctuation, such as the devaluation of the Russian ruble, Turkish lira, Brazilian real, Argentine peso and the Mexican peso, or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses, such as occurred with respect to our Venezuelan businesses which were deconsolidated at the end of the third quarter of 2015; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with these laws and regulations. If we are unable to expand our businesses in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets, our business, reputation, financial condition or results of operations can be adversely affected.
Uncertain or unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.

Many of the countries in which our products are made, manufactured, distributed and sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as recessions or economic slowdowns. Our business or financial results have in the past and could continue to be adversely impacted by uncertain or unfavorable economic conditions in the United States and globally, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets, including speculative influences; highly inflationary economies, devaluation, fluctuation or demonetization; contraction in the availability of credit in the marketplace due to legislation or economic conditions; the effects of government initiatives, including demonetization, austerity or stimulus measures to manage economic conditions and any changes to or cessation of such initiatives; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are made, manufactured, distributed or sold or of countries that may then impact countries in which our products are made, manufactured, distributed or sold; reduced demand for our products resulting from volatility in general global economic conditions or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other lower-cost products, or to less profitable sales channels; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our customers, consumers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business, financial condition or results of operations.
In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity events, default or similar risks as a result of unfavorable economic conditions, changing regulatory requirements or other factors beyond our control. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution, or changes in the regulatory environment, can limit the ability or willingness of financial institutions to enter into financial transactions with us, including to provide banking or related cash management services, or to extend credit on terms commercially acceptable to us or at all; can leave us with reduced borrowing capacity or exposed to certain currencies or price risk associated with forecasted purchases of raw materials, including through our use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures; or can result in a decline in the market value of our investments in debt securities, resulting in an adverse impact on our business, financial condition or results of operations. Similar risks exist with respect to our customers, suppliers, bottlers, contract manufacturers, distributors and joint venture partners and can result in their inability to obtain credit to purchase our products or to finance the manufacture and distribution of our products resulting in canceled orders and/or product delays, which can also have an adverse impact on our business, reputation, financial condition or results of operations.
Our business and reputation can suffer if we are unable to protect our information systems against, or effectively respond to, cyberattacks or other cyber incidents or if our information systems, or those of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties, are otherwise disrupted.
We depend on information systems and technology, some of which are provided by third parties, including public websites and cloud-based services, for many activities important to our business, including: to interface with our customers and consumers; to engage in marketing activities; to enable and improve the effectiveness of our operations; to order and manage materials from suppliers; to manage inventory; to manage and operate our facilities; to conduct research and development, including through the use of data analytics; to maintain accurate financial records; to achieve operational efficiencies; to comply with regulatory, financial reporting, legal and tax requirements; to collect and store sensitive data and confidential information; to communicate electronically among our global operations and with our employees and the employees of our customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners and other third parties; and to communicate with our investors.
Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, notoriety, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation and identity takeover attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. As with other global companies, we are regularly subject to cyberattacks, including many of the types of attacks described above. Although we incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
If we do not allocate and effectively manage the resources necessary to build and maintain our information technology infrastructure, including monitoring networks and systems, upgrading our security policies and the skills and training of our employees, and requiring our third-party service providers, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties to do the same, if we or they fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, or if our or their information systems are damaged, compromised, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, technology development defects, user errors, lapses in our controls or the malicious or negligent actions of employees (including misuse of information they are entitled to access), or from deliberate cyberattacks such as malicious or disruptive software, phishing, denial of service attacks, malicious social engineering, hackers or otherwise), our business can be disrupted and, among other things, be subject to: transaction errors or financial loss; processing inefficiencies; the loss of, or failure to attract, new customers and consumers; lost revenues or other costs resulting from the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities, or the loss of a competitive advantage due to the unauthorized use, acquisition or disclosure of, or access to, confidential information; the incurrence of costs to restore data and to safeguard against future extortion attempts; the loss of, or damage to, intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data or other assets; alteration, corruption or loss of accounting, financial or other data on which we rely for financial reporting and other purposes, which can cause errors or delays in our financial reporting; damage to our reputation or brands; damage to employee, customer and consumer relations; litigation; regulatory enforcement actions or fines; unauthorized disclosure of confidential personal information of our employees, customers or consumers; the loss of information and/or business operations disruption resulting from the failure of security patches to be developed and installed on a timely basis; violation of data privacy, security or other laws and regulations; and remediation costs.
Further, our information systems and those of our third-party providers, and the information stored therein can be compromised, including through cyberattacks or other external or internal methods, resulting in unauthorized parties accessing or extracting sensitive data or confidential information. In the ordinary course of business, we receive, process, transmit and store information relating to identifiable individuals, primarily employees and former employees. Privacy and data protection laws may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with privacy and data protection laws, including with respect to data from residents of the European Union who are covered by the General Data Protection Regulation, which went into effect in May 2018, and residents of the State of California covered by the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020, impose significant costs or challenges that are likely to increase over time. Failure to comply with existing or future data privacy laws and regulations can result in litigation, claims, legal or regulatory proceedings, inquiries or investigations.
We continue to devote significant resources to network security, backup and disaster recovery, enhancing our internal controls, and other security measures, including training, to protect our systems and data. In addition, our risk management program also includes periodic review and discussion by our Board of Directors of analyses of emerging cybersecurity threats and our plans and strategies to address them. However, these security measures and processes cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption. In addition, due to the constantly evolving nature of these security threats, the form and impact of any future incident cannot be predicted.
Similar risks exist with respect to the cloud-based service providers and other third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. The need to coordinate with various third-party vendors may complicate our efforts to resolve any issues that arise. As a result, we are subject to the risk that the activities associated with our third-party vendors may adversely affect our business even if the attack or breach does not directly impact our systems or information. Moreover, our increased use of mobile and cloud technologies has heightened these and other operational risks, as certain aspects of the security of such technologies are complex, unpredictable or beyond our control.
While we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents, network failures and data privacy-related concerns, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy and other supplies.
We and our business partners use various raw materials, energy and other supplies in our business. The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oats, oranges and other fruits, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins, including PET and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products.
Some of these raw materials and supplies are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions, and some are available from a limited number of suppliers or a sole supplier or are in short supply when seasonal demand is at its peak. We cannot assure that we will be able to maintain favorable arrangements and relationships with these suppliers or that our contingency plans, including development of ingredients, materials or supplies to replace ingredients, materials or supplies sourced from such suppliers, will be effective in preventing disruptions that may arise from shortages or discontinuation of any ingredient that is sourced from such suppliers. In addition, increasing focus on climate change, deforestation, the use of plastics and energy, animal welfare and human rights concerns and other risks associated with the global food system is leading to increased activism focusing on consumer goods companies, governmental intervention and consumer response, and can adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. The raw materials and energy, including fuel, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters (such as a hurricane, tornado, earthquake, wildfire or flooding), disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, such as the recent coronavirus, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), limited or sole sources of supply, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. For example, concerns regarding trade relations between the United States and China escalated during fiscal 2019, with the United States imposing tariffs on the importation of certain Chinese goods and retaliatory Chinese tariffs on U.S. goods. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we are not able to offset or otherwise adversely impact our results of operations. Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs can adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.
Water scarcity can have an adverse impact on our business, financial condition or results of operations.
We and our suppliers, bottlers, contract manufacturers, joint venture partners and other third parties use water in the manufacturing of our products. Water is a limited resource in many parts of the world. The lack of available water of acceptable quality, increasing focus by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress may lead to: supply chain disruption; adverse effects on our operations or the operations of our suppliers, bottlers, contract manufacturers, distributor, joint venture partners or other third parties; higher compliance costs; capital expenditures (including additional investments in the development of technologies to enhance water efficiency and reduce water consumption); higher production costs, including less favorable pricing for water; the cessation of operations at, or relocation of, our facilities or the facilities of our suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; failure to achieve our sustainability goals relating to water use; perception (whether or not valid) of our failure to act responsibly with respect to water use or to effectively respond to new, or changes in, legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business, financial condition or results of operations.
Business disruptions can have an adverse impact on our business, financial condition or results of operations.

Our ability, and that of our suppliers and other third parties, including our bottlers, contract manufacturers, distributors, joint venture partners and customers, to make, manufacture, transport, distribute and sell products in our portfolio is critical to our success. Damage or disruption to our or their operations has occurred in the past and could continue to occur due to any of the following factors which can impair the ability to make, manufacture, transport, distribute or sell products in our portfolio: adverse weather conditions (including any potential effects of climate change) or natural disasters, such as a hurricane, tornado, earthquake, wildfire or flooding; government action; economic or political uncertainties or instability in countries in which such products are made, manufactured, distributed or sold, which may also affect our ability to protect the security of our assets and employees; fire; terrorism; outbreak or escalation of armed hostilities; food safety warnings or recalls, whether related to products in our portfolio or otherwise; health epidemics or pandemics or other contagious outbreaks, such as the recent coronavirus; supply and commodity shortages; unplanned delays or unexpected problems associated with repairs or enhancements of facilities in which such products are made, manufactured, distributed or sold; loss or impairment of key manufacturing sites; cyber incidents, including the disruption or shutdown of computer systems or other information technology systems at our offices, plants, warehouses, distribution centers or other facilities or those of our suppliers and other third parties who make, manufacture, transport, distribute and sell products in our portfolio; industrial accidents or other occupational health and safety issues; telecommunications failures; power, fuel or water shortages; strikes, labor disputes or lack of availability of qualified personnel, such as truck drivers; or other reasons beyond our control or the control of our suppliers and other third parties. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, has in the past resulted and could continue to result in adverse effects on our business, financial condition or results of operations, as well as require additional resources to restore operations.
Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity can adversely affect our business, reputation, financial condition or results of operations.
Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations (whether or not valid) of product quality issues, mislabeling, misbranding, spoilage, allergens, adulteration or contamination with respect to products in our portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, which can adversely affect our business, reputation, financial condition or results of operations. If any of the products in our portfolio are mislabeled or become unfit for consumption or cause injury, illness or death, or if appropriate resources are not devoted to product quality and safety (particularly as we expand our portfolio into new categories) or to comply with changing food safety requirements, we can decide to, or be required to, recall products in our portfolio and/or we may be subject to liability or government action, which can result in payment of damages or fines, cause certain products in our portfolio to be unavailable for a period of time, result in destruction of product inventory, or result in adverse publicity (whether or not valid), which can reduce consumer demand and brand equity. Moreover, even if allegations of product contamination or tampering or suggestions that our products were not fit for consumption are meritless, the negative publicity surrounding assertions against us or products in our portfolio or processes can adversely affect our reputation or brands. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. Any of the foregoing can adversely affect our business, reputation, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have enforceable indemnification from suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts can materially adversely affect our business, financial condition or results of operations.
Any damage to our reputation or brand image can adversely affect our business, financial condition or results of operations.

We are a leading global beverage, food and snack company with brands that are respected household names throughout the world. Maintaining a good reputation globally is critical to selling our branded products. Our reputation or brand image has in the past and could continue to be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities, including with respect to human rights, child labor laws and workplace conditions and safety, or failure to require our suppliers or other third parties to do so; the failure to achieve our goals of reducing added sugars, sodium and saturated fat in certain of our products and of growing our portfolio of product choices; the failure to achieve our other sustainability goals, including with respect to plastic packaging, or to be perceived as appropriately addressing matters of social responsibility; the failure to protect our intellectual property, including in the event our brands are used without our authorization; health concerns (whether or not valid) about our products or particular ingredients or substances in, or attributes of, our products, including concerns regarding whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes, labeling requirements or other limitations on, or pertaining to, the sale, display or advertising of our products; any failure to comply, or perception of a failure to comply, with our policies and goals, including those regarding advertising to children and reducing calorie consumption from sugar-sweetened beverages; our research and development efforts; the recall (voluntary or otherwise) of any products in our portfolio; our environmental impact, including use of agricultural materials, plastics or other packaging, water, energy use and waste management; any failure to achieve our goals with respect to reducing our impact on the environment, including the recyclability or recoverability of our packaging, or perception of a failure to act responsibly with respect to water use and the environment; any failure to achieve our goals with respect to human rights throughout our value chain; the practices of our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; consumer perception of our industry; consumer perception of our advertising campaigns, sponsorship arrangements or marketing programs; consumer perception of our use of social media; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties (including others in our industry); or our responses or the responses of others in our industry to any of the foregoing.
In addition, we operate globally, which requires us to comply with numerous local regulations, including, without limitation, anti-corruption laws, competition laws and tax laws and regulations of the jurisdictions in which our products are made, manufactured, distributed or sold. In the event that we or our employees or agents engage in or are believed to have engaged in improper activities, we have in the past and could continue to be subject to regulatory proceedings, including enforcement actions, litigation, loss of sales or other consequences, resulting in damage to our reputation in the United States or abroad. Failure to comply with local laws and regulations, to maintain an effective system of internal control or to provide accurate and timely financial information can also hurt our reputation.
Further, the popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. As a result, negative or inaccurate posts or comments about us, our products, policies, practices, advertising campaigns and marketing programs or sponsorship arrangements; our use of social media or of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, contract manufacturers, distributors, joint venture partners or other third parties; consumer perception of any of the foregoing, or failure by us to respond effectively to any of the foregoing, has in the past and could continue to also generate adverse publicity (whether or not valid) that can damage our reputation.
Damage to our reputation or brand image or loss of consumer confidence in our products or employees for any of these or other reasons has in the past and could continue to result in decreased demand for our products, resulting in adverse effects on our business, financial condition or results of operations, as well as requiring additional resources to rebuild our reputation.
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or refranchisings, can adversely affect our business, financial condition or results of operations.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, divestitures, refranchisings and other strategic transactions. Issues associated with these activities have in the past and could continue to include, among other things: our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with a transaction; and diversion of management’s attention from day-to-day operations.
With respect to acquisitions, the following factors also have in the past and could continue to pose additional risk risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the acquired company’s manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company; our ability to successfully operate in new categories or territories; motivating, recruiting and retaining executives and key employees (both of the acquired company and our company); conforming standards, controls (including internal control over financial reporting and disclosure controls and procedures, environmental compliance, health and safety compliance and compliance with other laws and regulations), procedures and policies, business cultures and compensation structures between us and the acquired company; consolidating and streamlining corporate and administrative infrastructures and avoiding increased operating expenses; consolidating sales and marketing operations; retaining existing customers and attracting new customers; retaining existing distributors; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition; and other unanticipated problems or liabilities, such as contingent liabilities and litigation.
With respect to joint ventures, we share ownership and management responsibility with one or more parties who may or may not have the same goals, strategies, priorities, resources or values as we do. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Business decisions or other actions or omissions of our joint venture partners have in the past and could continue to adversely affect the value of our investment, result in litigation or regulatory action against us or otherwise damage our reputation and brands and adversely affect our business, financial condition or results of operations.
In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and laws and regulations outside the United States.
With respect to divestitures and refranchisings, we have in the past and could continue to be unable to complete or effectively manage such transactions on terms commercially favorable to us or at all, resulting in failure to achieve the anticipated benefits or cost savings from the divestiture or refranchising. Further, as divestitures and refranchisings reduce our direct control over certain aspects of our business, any failure to maintain good relations with divested or refranchised businesses in our supply or sales chain can adversely impact our sales or business performance.
Acquisitions or joint ventures that are not successfully completed, integrated into our existing operations or managed effectively, or divestitures or refranchisings that are not successfully completed or managed effectively or do not result in the benefits or cost savings we expect, have in the past and could continue to result in adverse effects on our business, financial condition or results of operations.
A change in our estimates and underlying assumptions regarding the future performance of our businesses can result in an impairment charge that materially affects our results of operations.
We conduct impairment tests on our goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets annually, during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable and have recorded impairments in the past. Any changes in our estimates or underlying assumptions regarding the future performance of our reporting units or in determining the fair value of any such reporting unit, including goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets, can adversely affect our results of operations. Factors considered to determine if an impairment exist include, but are not limited to: significant negative economic or industry trends or competitive operating conditions; significant macroeconomic conditions that can result in a future increase in the weighted-average cost of capital used to estimate fair value; and significant changes in the nature and timing of decisions regarding assets or markets that do not perform consistent with our expectations, including factors we use to estimate future levels of sales, operating profit or cash flows. While no material impairment charges have been recorded in the periods presented in this Form 10-K, we may in the future record impairment charges that have a material adverse effect on our results of operations in the periods recognized. See Note 4 to our consolidated financial statements for further information.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, existing tax laws in the United States and many of the other countries in which our products are made, manufactured, distributed or sold, including countries in which we have significant operations, have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (TCJ Act) was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (IRS) may continue to impact our recorded amounts in future periods. In addition, on May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. Certain provisions of the TRAF were enacted in fiscal year 2019, resulting in adjustments to our deferred taxes. The future impact of the TRAF cannot currently be estimated and we continue to monitor and assess the impact of TRAF on our business and financial results. For further information regarding the impact and potential impact of the TCJ Act and the TRAF, see “Our Liquidity and Capital Resources” and “Our Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to our consolidated financial statements.
Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (OECD) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (BEPS) project. These changes have been or are being adopted by many of the countries in which we do business. In connection with the OECD’s BEPS project, the OECD has undertaken a new project focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by reallocating where some profits are taxed and implementing a global model for minimum taxation. The increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our provision for income taxes, results of operations and/or cash flow.
We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
If we are unable to recruit, hire or retain key employees or a highly skilled and diverse workforce, it can have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to recruit, hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to recruit and hire new employees and then must train them and develop their skills and competencies. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to hire and retain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing can adversely affect our business, reputation, financial condition or results of operations.
The loss of, or a significant reduction in sales to, any key customer can adversely affect our business, financial condition or results of operations.
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, hard discounters, e-commerce retailers and authorized independent bottlers, among others. We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers can adversely affect our business, financial condition or results of operations.
Disruption in the retail landscape, including rapid growth in the e-commerce channel and hard discounters, can adversely affect our business, financial condition or results of operations.
Our industry has been affected by changes to the retail landscape, including the rapid growth in sales through e-commerce websites, mobile commerce applications and subscription services as well as the integration of physical and digital operations among retailers. We continue to make significant investments in attracting talent to and building our global e-commerce and digital capabilities. Although we are engaged in e-commerce with respect to many of our products, if we are unable to maintain and develop successful relationships with existing and new e-commerce retailers or otherwise adapt to the growing e-commerce landscape, while simultaneously maintaining relationships with our key customers operating in traditional retail channels, we may be disadvantaged in certain channels and with certain customers and consumers, which can adversely affect our business, financial condition or results of operations. In addition, the growth in e-commerce and hard discounters may result in consumer price deflation, which may affect our relationships with key retail customers. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. If these e-commerce and hard discounter retailers were to take significant additional market share away from traditional retailers and/or we fail to adapt to the rapidly changing retail and e-commerce landscapes, including finding ways to create more powerful digital tools and capabilities for our retail customers to enable them to grow their businesses, our ability to maintain and grow our profitability, share of sales or volume and our business, financial condition or results of operations could be adversely affected.
Further, the retail landscape continues to be impacted by the increased consolidation of retail ownership and purchasing power, particularly in North America, Europe and Latin America, resulting in large retailers or buying groups with increased purchasing power, which may impact our ability to compete in these areas. Such retailers or buying groups demand improved efficiency, lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks, other distribution channels such as e-commerce, or private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. In addition, such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. Further, the growth of hard discounters that are focused on limiting the number of items they sell and selling predominantly private label brands may continue to reduce our ability to sell our products through such retailers. Failure to appropriately respond to any of the foregoing, including failure to offer effective sales incentives and marketing programs to our customers, can reduce our ability to secure adequate shelf space and product availability at our retailers, adversely affect our ability to maintain or grow our share of sales or volume, and adversely affect our business, financial condition or results of operations.
Our borrowing costs and access to capital and credit markets would be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and our financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all, and result in a reduction in our liquidity. We expect to maintain Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global credit markets at favorable interest rates. However, any downgrade of our current short-term credit ratings can impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market can also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition and results of operations.
If we are not able to successfully implement shared services or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We have entered into agreements with third-party service providers to utilize information technology support services and administrative functions in certain areas of our business, including payroll processing, health and benefit plan administration and certain finance and accounting functions. We may enter into new or additional agreements for shared services in other functions in the future to achieve cost savings and efficiencies as we continue to migrate to shared business service organizational models across our business operations. In addition, we increasingly utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. Failure by these third-party service providers or vendors to perform effectively, or our failure to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), has in the past and could continue to result in our inability to achieve the expected cost savings, additional costs to correct errors made by such service providers, damage to our reputation or our being subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Depending on the function involved, such errors can also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, damage to our reputation or have a negative impact on employee morale. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.
We continue on our multi-year business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently, and remain in step with the changing needs of our business, which can result in the loss of customers or consumers and revenue. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, can lead to business disruption and loss of customers or consumers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting. To date, this transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.
Fluctuations in exchange rates impact our business, financial condition and results of operations.
We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Our operations outside of the United States, particularly in Mexico, Russia, Canada, the United Kingdom, China and Brazil, generate a significant portion of our net revenue. In addition, we purchase many of the ingredients, raw materials and commodities used in our business in numerous markets and in numerous currencies. Fluctuations in exchange rates, including as a result of currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our business, financial condition and results of operations.
Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and operations or damage our reputation.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, oranges and other fruits and potatoes. Natural disasters and extreme weather conditions, such as a hurricane, tornado, earthquake, wildfire or flooding, may disrupt the productivity of our facilities or the operation of our supply chain and unfavorably impact the demand for, or our consumers’ ability to purchase, our products.

Concern over climate change may result in new or increased regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more stringent than current regulatory obligations or the measures that we are currently undertaking to monitor and improve our energy efficiency, we may experience disruptions in, or significant increases in our costs of, operation and delivery and be required to make additional investments in facilities and equipment or relocate our facilities. In particular, increasing regulation of fuel emissions can substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, the effects of climate change can negatively affect our business and operations
In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change can lead to adverse publicity, resulting in an adverse effect on our business, reputation, financial condition or results of operations.
There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation can be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.
A portion of our workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, can cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions can occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which can impair manufacturing and distribution of our products or lead to a loss of sales, resulting in an adverse impact on our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements can also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
If we are not able to adequately protect our intellectual property rights or if we are found to infringe the intellectual property rights of others, the value of our products or brands, or our competitive position, can be reduced, resulting in an adverse impact on our business, financial condition or results of operations.
We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets that are important to our business and relate to a variety of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property, although the laws of various jurisdictions have differing levels of protection of intellectual property. If we fail to obtain or adequately protect our trademarks, copyrights, patents, business processes and trade secrets, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands, or our competitive position, can be reduced, resulting in an adverse impact on our business, financial condition or results of operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding can have an adverse impact on our business, reputation, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products.
Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business, financial condition or results of operations.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients including sugar, sodium and saturated fat, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, environmental, privacy, employment, tax and insurance matters and matters relating to our compliance with applicable laws and regulations. We evaluate such matters to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as appropriate. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in these matters, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. In the event that management’s assessment of actual or potential claims and proceedings proves inaccurate or litigation, claims, proceedings, inquiries or investigations that are material arise in the future, there may be a material adverse effect on our business, financial condition or results of operations. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image, resulting in an adverse impact on our business, financial condition or results of operations.
Many factors can adversely affect the price of our publicly traded securities.
Many factors can adversely affect the price of our common stock and publicly traded debt. Such factors, some of which are beyond our control, have in the past and could continue to include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our business, strategies and performance or those of our competitors; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business, strategies and performance or those of our competitors; developments relating to pending litigation, claims, inquiries or investigations; changes in laws and regulations applicable to our products or business operations; trading activity in our securities or trading activity in derivative instruments with respect to our securities; changes in our credit ratings; the impact of our share repurchase programs or dividend policy; and the outcome of referenda and elections. In addition, corporate actions, such as those we have or have not taken in the past or may or may not take in the future as part of our continuous review of our corporate structure and our strategy, including as a result of business, legal, regulatory and tax considerations, have not and may not in the future have the impact we intend, resulting in adversely effects on the price of our securities. The above factors, as well as the other risks included in this “Item 1A. Risk Factors,” can adversely affect the price of our securities.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2019 year and that remain unresolved.

Item 2. Properties.
Our principal executive office located in Purchase, New York and our facilities located in Plano, Texas, all of which we own, are our most significant corporate properties.
In connection with making, marketing, distributing and selling our products, each division utilizes manufacturing, processing, bottling and production plants, warehouses, distribution centers, storage facilities, offices, including division headquarters, research and development facilities and other facilities, all of which are either owned or leased.
Significant properties by division are as follows:

•	FLNA’s research and development facility in Plano, Texas, which is owned.

•	QFNA’s food plant in Cedar Rapids, Iowa, which is owned.

•	PBNA’s research and development facility in Valhalla, New York, and a Tropicana plant in Bradenton, Florida, both of which are owned.

•	LatAm’s three snack plants in Mexico (one in Celaya and two in Vallejo), all of which are owned.

•	Europe’s snack plant in Kashira, Russia, its dairy plant in Moscow, Russia, and its fruit juice plant in Zeebrugge, Belgium, all of which are owned.

•	AMESA’s snack plant in Riyadh, Saudi Arabia, which is leased.

•	APAC’s snack plant in Wuhan, China, which is owned.

•
Our primary concentrate plants in Cork, Ireland and in Singapore, all of which are either owned or leased. Our concentrate plants in Cork, Ireland are shared by our PBNA, Europe and AMESA segments and our concentrate plant in Singapore is shared by our PBNA and APAC segments.

•	A shared service center in Winston-Salem, North Carolina, which is primarily shared by our FLNA, QFNA and PBNA segments, which is leased.
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
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Marie T. Gallagher	60	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	58	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Ramon L. Laguarta	56	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	52	Chief Executive Officer, Europe
Paula Santilli	55	Chief Executive Officer, Latin America
Ronald Schellekens	55	Executive Vice President and Chief Human Resources Officer, PepsiCo
Kirk Tanner	51	Chief Executive Officer, PepsiCo Beverages North America
Eugene Willemsen	52	Chief Executive Officer, Africa, Middle East, South Asia
Steven Williams	54	Chief Executive Officer, PepsiCo Foods North America
David Yawman	51	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher was appointed PepsiCo’s Senior Vice President and Controller in 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand.
Hugh F. Johnston was appointed Vice Chairman, PepsiCo in 2015 and Executive Vice President and Chief Financial Officer, PepsiCo in 2010. In addition to providing strategic financial leadership for PepsiCo, Mr. Johnston’s portfolio has included a variety of responsibilities, including leadership of the Company’s information technology function since 2015, the Company’s global e-commerce business from 2015 to 2019, and the Quaker Foods North America division from 2014 to 2016. He has also held a number of leadership roles throughout his PepsiCo career, serving as Executive Vice President, Global Operations from 2009 to 2010, President of Pepsi-Cola North America from 2007 to 2009, Executive Vice President, Operations from 2006 to 2007, and Senior Vice President, Transformation from 2005 to 2006. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Ramon L. Laguarta has served as PepsiCo’s Chief Executive Officer and a director on the Board since October 2018, and assumed the role of Chairman of the Board in February 2019. Mr. Laguarta previously served as President of PepsiCo from 2017 to 2018. Prior to serving as President, Mr. Laguarta held a variety of positions of increasing responsibility in Europe, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, PepsiCo Eastern Europe Region from 2008 to 2012, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to 2015, Chief Executive Officer, PepsiCo Europe in 2015, and Chief Executive Officer, Europe Sub-Saharan Africa from 2015 until 2017. From 2002 to 2006, he was General Manager for Iberia Snacks and Juices, and from 1999 to 2001 a General Manager for Greece Snacks. Prior to joining PepsiCo in 1996 as a marketing vice president for Spain Snacks, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Asia, Europe, the Middle East and the United States. Mr. Laguarta has served as a director of Visa Inc. since November 2019.
Silviu Popovici was appointed Chief Executive Officer, Europe, effective August 2019. Prior to this role, he served as Chief Executive Officer, Europe Sub-Saharan Africa from March 2019 to August 2019 and as President, Europe Sub-Saharan Africa from 2017 to March 2019. Mr. Popovici previously served as President, Russia, Ukraine and CIS (The Commonwealth of Independent States) from 2015 to 2017, and as President, PepsiCo Russia from 2013 to 2015. Mr. Popovici joined PepsiCo in 2011 following PepsiCo’s acquisition of Wimm-Bill-Dann Foods OJSC (WBD) and served as General Manager, WBD Foods Division from 2011 until 2012. Prior to the acquisition, Mr. Popovici held senior leadership roles at WBD, running its dairy business from 2008 to 2011 and its beverages business from 2006 to 2008.
Paula Santilli was appointed Chief Executive Officer, Latin America, effective May 2019. Previously, she served in various leadership positions at PepsiCo Mexico Foods, as President from 2017 to 2019, as Chief Operating Officer from 2016 to 2017 and as Vice President and General Manager from 2011 to 2016. Prior to joining PepsiCo Mexico Foods, she held a variety of roles, including leadership positions in Beverages in Mexico, as well as in Foods and Snacks in the Latin America Southern Cone region comprising Argentina, Uruguay and Paraguay. Ms. Santilli joined PepsiCo in 2001 following PepsiCo’s acquisition of the Quaker Oats Company. At Quaker, she held various roles of increasing responsibility from 1992 to 2001, including running the regional Quaker Foods and Gatorade businesses in Argentina, Chile and Uruguay.
Ronald Schellekens was appointed Executive Vice President and Chief Human Resources Officer, PepsiCo, in 2018. Prior to that, Mr. Schellekens served as Group HR Director of Vodafone Group Services Limited from 2009 to 2018, where he was responsible for the Vodafone Human Resource Management function, as well as health and safety, and property and real estate functions. Prior to joining Vodafone, Mr. Schellekens was executive vice president, human resources for the global downstream division of Royal Dutch Shell Plc. Prior to that, he worked for PepsiCo for nine years from 1994 to 2003 in various international, senior human resources roles, including assignments in Switzerland, Spain, South Africa, the United Kingdom and Poland, where he was most recently responsible for the Europe, Middle East & Africa region for PepsiCo Foods International. Prior to that, he served for nine years at AT&T Inc. in Human Resources.
Kirk Tanner was appointed Chief Executive Officer, PepsiCo Beverages North America, effective January 2019. Prior to that, Mr. Tanner served as President and Chief Operating Officer, North America Beverages from 2016 to 2018, Chief Operating Officer, North America Beverages and President, Global Foodservice from 2015 to 2016, and President, Global Foodservice from 2014 to 2015. Mr. Tanner joined PepsiCo in 1992, where he has worked in numerous domestic and international locations and in a variety of roles, including Senior Vice President of Frito-Lay North America’s West region from 2009 to 2013, Vice President, Sales of PepsiCo U.K. and Ireland from 2008 to 2009, Region Vice President of Frito-Lay North America’s Mountain region from 2005 to 2008, Region Vice President of Frito-Lay North America’s Mid-America region from 2002 to 2005 and Region Vice President of Frito-Lay North America’s California region from 2000 to 2002.
Eugene Willemsen was appointed Chief Executive Officer, Africa, Middle East, South Asia, effective October 2019. Previously he served as Chief Executive Officer, Sub-Saharan Africa in 2019 and as Executive Vice President, Global Categories and Franchise Management from 2015 to 2019. Before that, he led the global Pepsi-Lipton Joint Venture as President from 2014 to 2015. Prior to such role, Mr. Willemsen served as PepsiCo’s Senior Vice President and General Manager, South East Europe from 2011 to 2013, as Senior Vice President and General Manager, Commercial, Europe from 2008 to 2011, as Senior Vice President and General Manager, Northern Europe from 2006 to 2008, as Vice President, General Manager, Benelux from 2000 to 2005 and as Commercial Director, Benelux for the snacks business from 1998 to 2000. Mr. Willemsen joined PepsiCo in 1995 as a business development manager.
Steven Williams was appointed Chief Executive Officer, PepsiCo Foods North America, effective April 2019. Prior to this role, Mr. Williams served in leadership positions for Frito-Lay’s U.S. operations, as Senior Vice President, Commercial Sales and Chief Commercial Officer from 2017 to 2019 and as General Manager and Senior Vice President, East Division from 2016 to 2017. Prior to that, he served as General Manager and Senior Vice President, Customer Management for PepsiCo’s global Walmart business from 2013 to 2016, as Sales Senior Vice President, North American Nutrition from 2011 to 2013 and as Vice President, Sales, Central Division from 2009 to 2011. Mr. Williams joined PepsiCo in 2001 as a part of PepsiCo’s acquisition of the Quaker Oats Company, which he joined in 1997 and has held leadership positions of increasing responsibility in sales and customer management.
David Yawman was appointed Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo in 2017. Prior to that, Mr. Yawman served as Senior Vice President and Deputy General Counsel for PepsiCo and General Counsel for North America and Corporate in 2017. He previously served as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, North America Beverages and Quaker Foods North America from 2015 to 2017, as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, PepsiCo America Beverages from 2014 to 2015, as Senior Vice President, PepsiCo Chief Compliance and Ethics Officer from 2012 to 2014, and as Senior Vice President, General Counsel, Pepsi Beverages Company from 2010 to 2012. Prior to that, he served five years in the law department of The Pepsi Bottling Group, Inc. (PBG) and, prior to that, was a member of PepsiCo’s corporate law department from the time he joined PepsiCo in 1998 until 2003.
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
Shareholders – As of February 6, 2020, there were approximately 109,312 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 10, 2020, the Board of Directors declared a quarterly dividend of $0.955 payable March 31, 2020, to shareholders of record on March 6, 2020. For the remainder of 2020, the record dates for these dividend payments are expected to be June 5, September 4 and December 4, 2020, subject to approval of the Board of Directors. On February 13, 2020, we announced a 7% increase in our annualized dividend to $4.09 per share from $3.82 per share, effective with the dividend expected to be paid in June 2020. We expect to return a total of approximately $7.5 billion to shareholders in 2020 through share repurchases of approximately $2 billion and dividends of approximately $5.5 billion.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2019 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/7/2019				$11,783

9/8/2019 - 10/5/2019	1.5	$135.74	1.5	(204)
				11,579
10/6/2019 - 11/2/2019	1.3	$136.76	1.3	(170)
				11,409
11/3/2019 - 11/30/2019	1.5	$133.90	1.5	(202)
				11,207
12/1/2019 - 12/28/2019	0.9	$136.52	0.9	(123)
Total	5.2	$135.58	5.2	$11,084

(a)
All shares were repurchased in open market transactions pursuant to the $15 billion repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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

	2019	2018	2017	2016	2015
Net revenue (a)	$67,161	$64,661	$63,525	$62,799	$63,056
Operating profit	$10,291	$10,110	$10,276	$9,804	$8,274
Provision for/(benefit from) income taxes (b)	$1,959	$(3,370)	$4,694	$2,174	$1,941
Net income attributable to PepsiCo (b)	$7,314	$12,515	$4,857	$6,329	$5,452
Net income attributable to PepsiCo per common share – basic (b)	$5.23	$8.84	$3.40	$4.39	$3.71
Net income attributable to PepsiCo per common share – diluted (b)	$5.20	$8.78	$3.38	$4.36	$3.67
Cash dividends declared per common share	$3.7925	$3.5875	$3.1675	$2.96	$2.7625
Total assets (c)	$78,547	$77,648	$79,804	$73,490	$68,976
Long-term debt obligations	$29,148	$28,295	$33,796	$30,053	$29,213

(a)
Our 2016 results included an extra week of results (53rd reporting week). The 53rd reporting week increased 2016 net revenue by $657 million, including $294 million in our FLNA segment, $43 million in our QFNA segment, $300 million in our PBNA segment and $20 million in our Europe segment.

(b)
Our 2019, 2018 and 2017 results included the impact of the TCJ Act. Additionally, our 2018 results included other net tax benefits related to the reorganization of our international operations. See Note 5 to our consolidated financial statements for further information.

(c)
During the first quarter of 2019, we prospectively adopted the guidance requiring lessees to recognize most leases on the balance sheet. See Note 2 and Note 13 to our consolidated financial statements for further information.

The following information highlights certain items that impacted our results of operations and financial condition for the five years presented above:

	2019
	Operating profit	Other pension and retiree medical benefits expense	(Provision for)/benefit from income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$112	$—	$(25)	$—	$87	$0.06
Restructuring and impairment charges (f)	$(368)	$(2)	$67	$5	$(298)	$(0.21)
Inventory fair value adjustments and merger and integration charges (g)	$(55)	$—	$8	$—	$(47)	$(0.03)
Pension-related settlement charges (h)	$—	$(273)	$62	$—	$(211)	$(0.15)
Net tax related to the TCJ Act (i)	$—	$—	$8	$—	$8	$0.01
Gains on sales of assets (j)	$77	$—	$(19)	$—	$58	$0.04

	2018
	Operating profit	Other pension and retiree medical benefits income	Interest expense	Benefit from/(provision for) income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$(163)	$—	$—	$38	$—	$(125)	$(0.09)
Restructuring and impairment charges (f)	$(272)	$(36)	$—	$56	$1	$(251)	$(0.18)
Merger and integration charges (g)	$(75)	$—	$—	$—	$—	$(75)	$(0.05)
Net tax related to the TCJ Act (i)	$—	$—	$—	$28	$—	$28	$0.02
Other net tax benefits (k)	$—	$—	$—	$5,064	$—	$5,064	$3.55
Charges related to cash tender and exchange offers (l)	$—	$—	$(253)	$62	$—	$(191)	$(0.13)
Tax reform bonus (m)	$(87)	$—	$—	$21	$—	$(66)	$(0.05)
Gains on beverage refranchising (n)	$202	$—	$—	$(30)	$—	$172	$0.12
Gains on sale of assets (j)	$76	$—	$—	$(19)	$—	$57	$0.04

	2017
	Operating profit	Other pension and retiree medical benefits income	(Provision for)/benefit from income taxes(d)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$15	$—	$(7)	$8	$0.01
Restructuring and impairment charges (f)	$(229)	$(66)	$71	$(224)	$(0.16)
Provisional net tax related to the TCJ Act (i)	$—	$—	$(2,451)	$(2,451)	$(1.70)
Gain on sale of Britvic plc (Britvic) securities (o)	$95	$—	$(10)	$85	$0.06
Gain on beverage refranchising (n)	$140	$—	$(33)	$107	$0.07
Gain on sale of assets (j)	$87	$—	$(25)	$62	$0.04

	2016
	Operating profit	Other pension and retiree medical benefits expense	Interest expense	(Provision for)/benefit from income taxes(d)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$167	$—	$—	$(56)	$—	$111	$0.08
Restructuring and impairment charges (f)	$(155)	$(5)	$—	$26	$3	$(131)	$(0.09)
Charge related to the transaction with Tingyi (p)	$(373)	$—	$—	$—	$—	$(373)	$(0.26)
Charge related to debt redemption (l)	$—	$—	$(233)	$77	$—	$(156)	$(0.11)
Pension-related settlement charge (h)	$—	$(242)	$—	$80	$—	$(162)	$(0.11)
53rd reporting week (q)	$126	$—	$(19)	$(44)	$(1)	$62	$0.04

	2015
	Operating profit	Other pension and retiree medical benefits income	(Provision for)/benefit from income taxes(d)	Net income attributable to PepsiCo	Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (e)	$11	$—	$(3)	$8	$—
Restructuring and impairment charges (f)	$(207)	$(23)	$46	$(184)	$(0.12)
Charge related to the transaction with Tingyi (p)	$(73)	$—	$—	$(73)	$(0.05)
Pension-related settlement benefits (h)	$67	$—	$(25)	$42	$0.03
Venezuela impairment charges (r)	$(1,359)	$—	$—	$(1,359)	$(0.91)
Tax benefit (k)	$—	$—	$230	$230	$0.15
Müller Quaker Dairy (MQD) impairment (s)	$(76)	$—	$28	$(48)	$(0.03)
Gain on beverage refranchising (n)	$39	$—	$(11)	$28	$0.02
Other productivity initiatives (t)	$(90)	$—	$24	$(66)	$(0.04)
Joint venture impairment charge (u)	$(29)	$—	$—	$(29)	$(0.02)

(d)
Provision for/benefit from income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction and tax year.

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

(g)
In 2019, inventory fair value adjustments and merger and integration charges primarily related to our acquisition of SodaStream. $46 million of this charge was recorded in our Europe segment, $7 million in our AMESA segment and $2 million in corporate unallocated expenses. In 2018, merger and integration charges related to our acquisition of SodaStream. $57 million of this charge was recorded in our Europe segment, with the balance recorded in corporate unallocated expenses. See Note 14 to our consolidated financial statements for further information.

(h)
In 2019, pension settlement charges of $220 million related to the purchase of a group annuity contract and settlement charges of $53 million related to one-time lump sum payments to certain former employees who had vested benefits, recorded in other pension and retiree medical benefits expense/income. See Note 7 to our consolidated financial statements for further information. In 2016, pension settlement charge related to the purchase of a group annuity contract. In 2015, benefits in the PBNA segment associated with the settlement of pension-related liabilities from previous acquisitions.

(i)	In 2019, 2018 and 2017, net tax related to the TCJ Act. See Note 5 to our consolidated financial statements for further information.

(j)
In 2019, gains associated with the sale of assets in the following segments: $31 million in FLNA and $46 million in PBNA. In 2018, gains associated with the sale of assets in the following segments: $64 million in PBNA and $12 million in AMESA. In 2017, gains associated with the sale of assets in the following segments: $17 million in FLNA, $21 million in PBNA, $21 million in AMESA and $28 million in corporate unallocated expenses.

(k)
In 2018, other net tax benefits of $4.3 billion resulting from the reorganization of our international operations, including the intercompany transfer of certain intangible assets. Also in 2018, non-cash tax benefits of $717 million associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our consolidated financial statements for further information. In 2015, non-cash tax benefit associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011.

(l)
In 2018, interest expense in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes. See Note 8 to our consolidated financial statements for further information. In 2016, interest expense primarily representing the premium paid in accordance with the “make-whole” redemption provisions to redeem all of our outstanding 7.900% senior notes due 2018 and 5.125% senior notes due 2019 for the principal amounts of $1.5 billion and $750 million, respectively.

(m)	In 2018, bonus extended to certain U.S. employees related to the TCJ Act in the following segments: $44 million in FLNA, $2 million in QFNA and $41 million in PBNA.

(n)
In 2018, gains of $58 million and $144 million associated with refranchising our entire beverage bottling operations and snack distribution operations in Czech Republic, Hungary and Slovakia (CHS) in the Europe segment and refranchising a portion of our beverage business in Thailand in the APAC segment, respectively. In 2017, gain in the AMESA segment associated with refranchising a portion of our beverage business in Jordan. See Note 14 to our consolidated financial statements. In 2015, gain in the AMESA segment associated with refranchising a portion of our beverage businesses in India.

(o)	In 2017, gain in the Europe segment associated with the sale of our minority stake in Britvic.

(p)
In 2016, impairment charge in the APAC segment to reduce the value of our 5% indirect equity interest in KSF Beverage Holding Co., Ltd. (KSFB), formerly known as Tingyi-Asahi Beverages Holding Co. Ltd., to its estimated fair value. In 2015, write-off in the APAC segment of the value of a call option to increase our holding in KSFB to 20%.

(q)	Our 2016 results included the 53rd reporting week, the impact of which was fully offset by incremental investments in our business.

(r)
In 2015, charges in the LatAm segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. Beginning in the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses.

(s)	In 2015, impairment charges in the QFNA segment associated with our MQD joint venture investment, including a charge related to ceasing its operations.

(t)	In 2015, expenses related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.

(u)	In 2015, impairment charge in the AMESA segment associated with a joint venture in the Middle East.

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
OUR BUSINESS
Executive Overview
PepsiCo is a leading global food and beverage company with a complementary portfolio of brands, including Frito-Lay, Gatorade, Pepsi-Cola, Quaker and Tropicana. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories
Everything we do is driven by an approach we call Winning with Purpose. Winning with Purpose is our guide for achieving accelerated, sustainable growth that includes our mission, to Create More Smiles with Every Sip and Every Bite; our vision, to Be the Global Leader in Convenient Foods and Beverages by Winning with Purpose; and The PepsiCo Way, seven behaviors that define our shared culture.
Winning with Purpose is designed to help us meet the needs of our shareholders, customers, consumers, partners and communities, while caring for our planet and inspiring our associates.
This strategy is also designed to address key challenges facing our Company, including: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.
To adapt to these challenges, we intend to continue to focus on becoming Faster, Stronger, and Better:

•
Faster by winning in the marketplace, being more consumer-centric and accelerating investment for topline growth. This includes broadening our portfolios to win locally in convenient foods and beverages, fortifying our North American businesses, and accelerating our international expansion, with disciplined focus on markets where we see a strong likelihood of prevailing over our competition.

•
Stronger by continuing to transform our capabilities, cost, and culture by leveraging scale and technology in global markets across our operations and winning locally. This includes continuing to focus on driving savings through holistic cost management to reinvest to succeed in the marketplace, developing and scaling core capabilities through technology, and building differentiated talent and culture.

•
Better by continuing to focus our sustainability agenda on helping to build a more sustainable food system and investing in six priority areas: next generation agriculture, water stewardship, plastic packaging, products, climate change, and people.

We believe these priorities will position our Company for long-term sustainable growth.
See also “Item 1A. Risk Factors” for further information about risks and uncertainties that the Company faces.
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
Our Business Risks
We are subject to risks in the normal course of business. During the periods presented in this report, certain jurisdictions in which our products are made, manufactured, distributed or sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues, and currency controls or fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
In addition, certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). In addition, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging, encourage waste reduction and increased recycling rates or facilitate waste management process or restrict the sale of products in certain packaging.
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
In addition, our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape and to identify actions we may take to build our global e-commerce and digital capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Our provisional measurement period ended in the fourth quarter of 2018 and while our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted, and may continue to impact, our recorded amounts after December 29, 2018. For further information, see “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements.

On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. The enactment of certain provisions of the TRAF in 2019 resulted in adjustments to our deferred taxes. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to December 28, 2019 is expected to result in adjustments to our consolidated financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results. See “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements for further information.
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

◦
The Public Policy and Sustainability Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key sustainability and public policy matters.

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

•
PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the division and key country risk committees, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board of Directors, the Audit Committee of the Board and other Committees of the Board;

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
Commodity Prices
Our commodity derivatives had a total notional value of $1.1 billion as of December 28, 2019 and December 29, 2018. At the end of 2019, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2019 by $106 million.
Foreign Exchange
Our operations outside of the United States generated 42% of our consolidated net revenue in 2019, with Mexico, Russia, Canada, the United Kingdom, China and Brazil, collectively, comprising approximately 22% of our consolidated net revenue in 2019. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business, as well as the proposed acquisition of Pioneer Foods. During 2019, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, reflecting declines in the euro, Turkish lira, Brazilian real, Russian ruble and Argentine peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.

In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the Europe segment and our other businesses.
Our foreign currency derivatives had a total notional value of $1.9 billion as of December 28, 2019 and $2.0 billion as of December 29, 2018. At the end of 2019, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2019 by $135 million.
The total notional amount of our debt instruments designated as net investment hedges was $2.5 billion as of December 28, 2019 and $0.9 billion as of December 29, 2018.
Interest Rates
Our interest rate derivatives had a total notional value of $5.0 billion as of December 28, 2019 and $10.5 billion as of December 29, 2018. Assuming year-end 2019 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2019 by $25 million due to higher cash and cash equivalents as compared with our variable rate debt.

OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Beverage volume reflects sales of concentrate and beverage products bearing company-owned or licensed trademarks to authorized bottlers, independent distributors and retailers. Concentrate beverage volume is sold to franchised-owned bottlers and independent distributors. Finished goods beverage volume is sold to retailers and independent distributors and includes direct shipments to retailers. Beverage volume is measured in bottler case sales (BCS), which converts all beverage volume to an 8-ounce-case metric. We believe that BCS is a valuable measure as it quantifies the sell-through of our beverage products at the customer level. In our franchised-owned business, beverage revenue is based on concentrate shipments and equivalents (CSE), representing physical concentrate volume shipments to such customers. As a result, for our franchise-owned businesses, BCS and CSE are not typically equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. Sales of products from our unconsolidated joint ventures are reflected in our reported volume. PBNA, LatAm, Europe, AMESA and APAC, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and PBNA, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks. In addition, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi.
Food and snack volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing company-owned or licensed trademarks. In addition, FLNA makes, markets, distributes and sells Sabra refrigerated dips and spreads through a joint venture with Strauss Group.
Servings
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.
In 2019, total servings increased 4% compared to 2018, primarily reflecting our acquisition of SodaStream. In 2018, total servings increased 1% compared to 2017.
Consolidated Net Revenue and Operating Profit

				Change
	2019	2018	2017	2019	2018
Net revenue	$67,161	$64,661	$63,525	4%	2%
Operating profit	$10,291	$10,110	$10,276	2%	(2)%
Operating profit margin	15.3%	15.6%	16.2%	(0.3)	(0.5)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

2019
Operating profit grew 2% and operating profit margin declined 0.3 percentage points. Operating profit growth was driven by productivity savings of more than $1 billion and net revenue growth, partially offset by certain operating cost increases, a 5-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. The operating profit margin decline primarily reflects higher advertising and marketing expenses.
Favorable mark-to-market net impact on commodity derivatives included in corporate unallocated expenses (see “Items Affecting Comparability”) contributed 3 percentage points to operating profit growth. Gains on the refranchising of a portion of our beverage business in Thailand and our entire beverage bottling operations and snack distribution operations in CHS in the prior year reduced operating profit growth by 2 percentage points.
2018
Operating profit decreased 2% and operating profit margin declined 0.5 percentage points. The operating profit performance was driven by certain operating cost increases and a 6-percentage-point impact of higher commodity costs, partially offset by productivity savings of more than $1 billion and net revenue growth.
The impact of refranchising a portion of our beverage business in Jordan in 2017 and a 2017 gain associated with the sale of our minority stake in Britvic negatively impacted operating profit performance by 2.5 percentage points. These impacts were offset by a 2-percentage-point positive impact of refranchising a portion of our beverage business in Thailand and our entire beverage bottling operations and snack distribution operations in CHS in 2018. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 3 percentage points and decreased operating profit margin by 0.5 percentage points, primarily due to higher mark-to-market net impact on commodity derivatives included in corporate unallocated expenses.
Results of Operations — Division Review
During the fourth quarter of 2019, we realigned certain of our reportable segments to be consistent with a recent strategic realignment of our organizational structure and how our Chief Executive Officer assesses the performance of, and allocates resources to, our reportable segments. Our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. See “Our Operations” in “Item 1. Business” for further information.
See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding measures not in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on organic revenue growth, see “Non-GAAP Measures.”

	2019
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	4.5%	—	—	4.5%	2	3
QFNA	1%	—	—	1%	—	1
PBNA	3%	—	(1)	3%	(1)	4
LatAm	3%	4	—	7%	—	7
Europe	7%	5	(6)	5.5%	(1)	6
AMESA	—%	2	4	6%	4	2.5
APAC	4.5%	3	2	9%	7	2
Total	4%	2	(1)	4.5%	0.5	4

	2018
		Impact of				Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Sales and certain other taxes	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	3.5%	—	—	—	3%	1	2
QFNA	(1.5)%	—	—	—	(2)%	(0.5)	(1)
PBNA	1%	—	—	—	0.5%	(1)	2
LatAm	2%	6	—	—	8%	1	7
Europe	4%	2	—	0.5	7%	5	3
AMESA	(0.5)%	2	4	—	5%	1.5	4
APAC	(3)%	(1)	11	0.5	8%	6	2
Total	2%	1	1	—	4%	1	3

(a)	Amounts may not sum due to rounding.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$5,258	$—	$22	$—	$5,280
QFNA	544	—	2	—	546
PBNA	2,179	—	51	—	2,230
LatAm	1,141	—	62	—	1,203
Europe	1,327	—	99	46	1,472
AMESA	671	—	38	7	716
APAC	477	—	47	—	524
Corporate unallocated expenses	(1,306)	(112)	47	2	(1,369)
Total	$10,291	$(112)	$368	$55	$10,602

	2018
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core, Non-GAAP Measure
FLNA	$5,008	$—	$36	$—	$5,044
QFNA	637	—	7	—	644
PBNA	2,276	—	88	—	2,364
LatAm	1,049	—	40	—	1,089
Europe	1,256	—	59	57	1,372
AMESA	661	—	18	—	679
APAC	619	—	14	—	633
Corporate unallocated expenses	(1,396)	163	10	18	(1,205)
Total	$10,110	$163	$272	$75	$10,620

	2017
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Core, Non-GAAP Measure
FLNA	$4,793	$—	$54	$4,847
QFNA	640	—	9	649
PBNA	2,700	—	43	2,743
LatAm	924	—	56	980
Europe	1,199	—	53	1,252
AMESA	789	—	2	791
APAC	401	—	(5)	396
Corporate unallocated expenses	(1,170)	(15)	17	(1,168)
Total	$10,276	$(15)	$229	$10,490

(a)	See “Items Affecting Comparability.”

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2019
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5%	—	—	—	5%	—	5%
QFNA	(15)%	—	(0.5)	—	(15)%	—	(15)%
PBNA	(4)%	—	(1)	—	(6)%	—	(6)%
LatAm	9%	—	2	—	10%	2	13%
Europe	6%	—	2	(1)	7%	5	13%
AMESA	1.5%	—	3	1	5.5%	2.5	8%
APAC	(23)%	—	6	—	(17)%	2	(16)%
Corporate unallocated expenses	(6)%	22	(3)	1	14%	—	14%
Total	2%	(3)	1	—	—%	1	1%

	2018
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4.5%	—	—	—	4%	—	4%
QFNA	—%	—	—	—	(1)%	—	(1)%
PBNA	(16)%	—	2	—	(14)%	—	(14)%
LatAm	13%	—	(2)	—	11%	2	13%
Europe	5%	—	—	4	10%	3	13%
AMESA	(16)%	—	2	—	(14)%	—	(14)%
APAC	54%	—	5	—	60%	(2)	58%
Corporate unallocated expenses	19%	(15)	1	(1.5)	3%	—	3%
Total	(2)%	2	—	1	1%	0.5	2%

(a)	See “Items Affecting Comparability” for further information.

(b)	Amounts may not sum due to rounding.
FLNA
2019
Net revenue grew 4.5% and volume grew 1%. The net revenue growth was driven by effective net pricing and volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos, Cheetos and Ruffles and low-single-digit growth in variety packs, partially offset by a double-digit decline in trademark Santitas.
Operating profit grew 5%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act contributed 1 percentage point to operating profit growth.

2018
Net revenue grew 3.5%, primarily reflecting effective net pricing and volume growth. Volume grew 1%, reflecting mid-single-digit growth in variety packs and low-single-digit growth in trademark Doritos, partially offset by a double-digit decline in trademark Santitas.
Operating profit grew 4.5%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 1-percentage-point impact of a bonus extended to certain U.S. employees related to the TCJ Act.
QFNA
2019
Net revenue grew 1% and volume was flat. The net revenue growth primarily reflects favorable mix. The volume performance was driven by double-digit growth in trademark Gamesa and mid-single-digit growth in Aunt Jemima mixes and syrups, offset by a mid-single-digit decline in oatmeal and a low-single-digit decline in ready-to-eat cereals.
Operating profit decreased 15%, reflecting certain operating cost increases, a 5-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses. These impacts were partially offset by productivity savings.
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
PBNA
2019
Net revenue grew 3%, driven by effective net pricing, partially offset by a decline in volume. Acquisitions contributed 1 percentage point to the net revenue growth. Volume decreased 1%, driven by a 3% decline in CSD volume, partially offset by a 2% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected a mid-single-digit increase in our overall water portfolio, partially offset by a low-single-digit decrease in our juice and juice drinks portfolio.
Operating profit decreased 4%, reflecting certain operating cost increases, higher advertising and marketing expenses, an 8-percentage-point impact of higher commodity costs and the volume decline. These impacts were partially offset by the effective net pricing and productivity savings. Year-over-year gains on asset sales negatively contributed 1 percentage point to operating profit performance. A gain associated with an insurance recovery positively contributed 1 percentage point to current-year operating profit performance and was offset by less-favorable insurance adjustments compared to the prior year, which negatively impacted the current-year operating profit performance by 1 percentage point. Additionally, a prior-year bonus extended to certain U.S. employees in connection with the TCJ Act positively contributed 2 percentage points to operating profit performance.

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
Operating profit decreased 16%, reflecting certain operating cost increases, including increased transportation costs, a 7-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. These impacts were partially offset by productivity savings and the net revenue growth. Higher gains on asset sales positively contributed 1.5 percentage points to operating profit performance. A bonus extended to certain U.S. employees related to the TCJ Act negatively impacted operating profit performance by 1.5 percentage points and was partially offset by 2017 costs related to hurricanes which positively contributed 1 percentage point to operating profit performance.
LatAm
2019
Net revenue increased 3%, primarily reflecting effective net pricing, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Snacks volume experienced a slight decline, reflecting a high-single-digit decline in Brazil, partially offset by low-single-digit growth in Mexico.
Beverage volume grew 4%, reflecting high-single-digit growth in Brazil and Guatemala, partially offset by a mid-single-digit decline in Argentina and a low-single-digit decline in Colombia. Additionally, Honduras experienced low-single-digit growth and Mexico and Chile each experienced mid-single-digit growth.
Operating profit increased 9%, reflecting the effective net pricing and productivity savings, partially offset by certain operating cost increases and a 10-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange. Unfavorable foreign exchange and higher restructuring and impairment charges each reduced operating profit growth by 2 percentage points.
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
Europe
2019
Net revenue increased 7%, reflecting an 8-percentage-point impact of our SodaStream acquisition and effective net pricing, partially offset by a 5-percentage-point impact of unfavorable foreign exchange.

Snacks volume grew 1%, primarily reflecting mid-single-digit growth in Poland and France and low-single-digit growth in Spain and the Netherlands, partially offset by a mid-single-digit decline in Turkey and a slight decline in the United Kingdom. Additionally, Russia experienced slight growth.
Beverage volume grew 23%, primarily reflecting a 24-percentage-point impact of our SodaStream acquisition, mid-single-digit growth in Poland and low-single-digit growth in the United Kingdom and Germany, partially offset by a mid-single-digit decline in Russia, a high-single-digit decline in Turkey and a slight decline in France.
Operating profit increased 6%, reflecting the net revenue growth, productivity savings and a 10-percentage-point net impact of our SodaStream acquisition. These impacts were partially offset by certain operating cost increases, a 10-percentage-point impact of higher commodity costs largely due to transaction-related foreign exchange, higher advertising and marketing expenses, and a 4-percentage-point impact of a prior-year gain on the refranchising of our entire beverage bottling operations and snack distribution operations in CHS. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.
2018
Net revenue increased 4%, reflecting volume growth and effective net pricing, partially offset by a 2-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 4%, reflecting high-single-digit growth in Poland and France and mid-single-digit growth in the Netherlands, partially offset by a low-single-digit decline in the United Kingdom. Additionally, Spain, Russia, and Turkey each experienced low-single-digit growth.
Beverage volume grew 6%, reflecting double-digit growth in Germany and Poland and high-single-digit growth in France, partially offset by a low-single-digit decline in the United Kingdom. Additionally, Russia and Turkey each experienced mid-single-digit growth.
Operating profit increased 5%, reflecting the net revenue growth, productivity savings and a 4-percentage-point net impact of refranchising our entire beverage bottling operations and snack distribution operations in CHS. These impacts were partially offset by certain operating cost increases and a 9-percentage-point impact of higher commodity costs. Additionally, a 2017 gain on the sale of our minority stake in Britvic and the merger and integration charges related to our acquisition of SodaStream reduced operating profit growth by 8 percentage points and 4 percentage points, respectively.
AMESA
2019
Net revenue decreased slightly, reflecting a 3-percentage-point impact of refranchising a portion of our beverage business in India, partially offset by volume growth and effective net pricing.
Snacks volume grew 7%, reflecting double-digit growth in Pakistan and high-single-digit growth in the Middle East and India, partially offset by a low-single-digit decline in South Africa.
Beverage volume grew 4%, reflecting high-single-digit growth in India and Nigeria, partially offset by low-single-digit declines in the Middle East and Pakistan.
Operating profit increased 1.5%, reflecting productivity savings, the volume growth and the effective net pricing. These impacts were partially offset by certain operating cost increases, a 5-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Higher restructuring and impairment charges and unfavorable foreign exchange reduced operating profit growth by 3 percentage points and 2.5 percentage points, respectively.

2018
Net revenue decreased 0.5%, reflecting a 4-percentage-point impact of the 2017 refranchising of a portion of our beverage business in Jordan, partially offset by effective net pricing and volume growth.
Snacks volume grew 2.5%, reflecting double-digit growth in India and Pakistan, partially offset by a mid-single-digit decline in the Middle East and a low-single-digit decline in South Africa.
Beverage volume grew 1%, reflecting mid-single-digit growth in India, high-single-digit growth in Nigeria and low-single-digit growth in Pakistan, partially offset by a mid-single-digit decline in the Middle East.
Operating profit decreased 16%, reflecting a 22-percentage-point impact of the 2017 refranchising of a portion of our beverage business in Jordan, certain operating cost increases and a 6-percentage-point impact of higher commodity costs. These impacts were partially offset by the effective net pricing and productivity savings.
APAC
2019
Net revenue increased 4.5%, reflecting volume growth and effective net pricing, partially offset by a 3-percentage-point impact of unfavorable foreign exchange and a 2-percentage-point impact of the prior-year refranchising of a portion of our beverage business in Thailand.
Snacks volume grew 6%, reflecting double-digit growth in China and mid-single-digit growth in Thailand, partially offset by a low-single-digit decline in Indonesia. Additionally, Australia and Taiwan each experienced low-single-digit growth.
Beverage volume grew 4%, reflecting double-digit growth in Vietnam and Thailand and mid-single-digit growth in the Philippines. Additionally, China experienced low-single-digit growth.
Operating profit decreased 23%, primarily reflecting a 23-percentage-point impact of the gain on the prior-year refranchising of a portion of our beverage business in Thailand. Additionally, certain operating cost increases and higher advertising and marketing expenses negatively impacted operating profit performance. These impacts were partially offset by the net revenue growth and productivity savings. Higher restructuring and impairment charges negatively impacted operating profit performance by 6 percentage points.
2018
Net revenue decreased 3%, reflecting an 11-percentage-point impact of refranchising a portion of our beverage business in Thailand, partially offset by net volume growth and effective net pricing.
Snacks volume grew 7%, reflecting double-digit growth in China, partially offset by a slight decline in Taiwan. Additionally, Thailand experienced high-single-digit growth and Indonesia and Australia each experienced low-single-digit growth.
Beverage volume declined slightly, reflecting a double-digit decline in the Philippines, partially offset by double-digit growth in Vietnam, low-single-digit growth in China and mid-single-digit growth in Thailand.
Operating profit increased 54%, reflecting a 35-percentage-point net impact of refranchising a portion of our beverage business in Thailand. The net volume growth, productivity savings and the effective net pricing also contributed to operating profit growth. These impacts were partially offset by higher advertising and marketing expenses and certain operating cost increases. Higher restructuring and impairment charges reduced operating profit growth by 5 percentage points.

Other Consolidated Results

					Change
	2019		2018	2017	2019	2018
Other pension and retiree medical benefits (expense)/income	$(44)		$298	$233	$(342)	$65
Net interest expense	$(935)		$(1,219)	$(907)	$284	$(312)
Annual tax rate (a)	21.0%		(36.7)%	48.9%
Net income attributable to PepsiCo	$7,314		$12,515	$4,857	(42)%	158%
Net income attributable to PepsiCo per common share – diluted	$5.20		$8.78	$3.38	(41)%	160%
Mark-to-market net impact	(0.06)		0.09	(0.01)
Restructuring and impairment charges	0.21		0.18	0.16
Inventory fair value adjustments and merger and integration charges	0.03		0.05	—
Pension-related settlement charges	0.15		—	—
Net tax related to the TCJ Act (a)	(0.01)		(0.02)	1.70
Other net tax benefits (a)	—		(3.55)	—
Charges related to cash tender and exchange offers	—		0.13	—
Net income attributable to PepsiCo per common share – diluted, excluding above items (b)	$5.53	(c)	$5.66	$5.23	(2)%	8%
Impact of foreign exchange translation					1	1
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (b)					(1)%	9%

(a)	See Note 5 to our consolidated financial statements for further information.

(b)	See “Non-GAAP Measures.”

(c)	Does not sum due to rounding.
2019
Other pension and retiree medical benefits expense increased $342 million, primarily reflecting settlement charges of $220 million related to the purchase of a group annuity contract and settlement charges of $53 million related to one-time lump sum payments to certain former employees who had vested benefits.
Net interest expense decreased $284 million reflecting the prior-year charge of $253 million in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes, as well as gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. This decrease also reflects lower interest expense due to lower average debt balances. These impacts were partially offset by lower interest income due to lower average cash balances.
The reported tax rate increased 57.7 percentage points, primarily reflecting the prior-year other net tax benefits related to the reorganization of our international operations, which increased the current-year reported tax rate by 47 percentage points. Additionally, the prior-year favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, collectively, increased the current-year reported tax rate by 8 percentage points. See Note 5 to our consolidated financial statements for further information.
Net income attributable to PepsiCo decreased 42% and net income attributable to PepsiCo per common share decreased 41%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 38 percentage points.
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
The reported tax rate decreased 85.6 percentage points, reflecting both other net tax benefits related to the reorganization of our international operations, which reduced the reported tax rate by 45 percentage points, and the 2017 provisional net tax expense related to the TCJ Act, which reduced the 2018 reported tax rate by 25 percentage points. Additionally, the favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, collectively, reduced the reported tax rate by 7 percentage points. See Note 5 to our consolidated financial statements for further information.
Net income attributable to PepsiCo increased 158% and net income attributable to PepsiCo per common share increased 160%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 150 percentage points to net income attributable to PepsiCo growth and 152 percentage points to net income attributable to PepsiCo per common share growth.
Non-GAAP Measures
Certain financial measures contained in this Form 10-K adjust for the impact of specified items and are not in accordance with U.S. GAAP. We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-K provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results, and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-K allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; amounts associated with mergers, acquisitions, divestitures and other structural changes; pension and retiree medical related items; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-K.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The following non-GAAP financial measures contained in this Form 10-K are discussed below.
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits expense/income, interest expense, provision for/benefit from income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 and 2014 Productivity Plans, inventory fair value adjustments and merger and integration charges primarily associated with our acquisition of SodaStream, pension-related settlement charges, net tax related to the TCJ Act, other net tax benefits and charges related to cash tender and exchange offers (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic revenue growth
We define organic revenue growth as net revenue growth adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes. Starting in 2018, our reported results reflected the accounting policy election taken in conjunction with the adoption of the revenue recognition guidance to exclude from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions not already excluded. Our 2018 organic revenue growth excluded the impact of approximately $75 million of these taxes previously recognized in net revenue.
We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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

See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Return on invested capital (ROIC) and net ROIC, excluding items affecting comparability
We define ROIC as net income attributable to PepsiCo plus interest expense after-tax divided by the sum of quarterly average debt obligations and quarterly average common shareholders’ equity. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC. Accordingly, the method used by management to calculate ROIC may differ from the methods other companies use to calculate their ROIC.
We believe this metric serves as a measure of how well we use our capital to generate returns. In addition, we use net ROIC, excluding items affecting comparability, to compare our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that we believe are not indicative of our ongoing performance and reflects how management evaluates our operating results and trends. We define net ROIC, excluding items affecting comparability, as ROIC, adjusted for quarterly average cash, cash equivalents and short-term investments, after-tax interest income and items affecting comparability. We believe the calculation of ROIC and net ROIC, excluding items affecting comparability, provides useful information to investors and is an additional relevant comparison of our performance to consider when evaluating our capital allocation efficiency.
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$30,132	$37,029	$26,738	$10,291	$(44)	$1,959	$39	$7,314
Items Affecting Comparability
Mark-to-market net impact	57	(57)	55	(112)	—	(25)	—	(87)
Restructuring and impairment charges	(115)	115	(253)	368	2	67	5	298
Inventory fair value adjustments and merger and integration charges	(34)	34	(21)	55	—	8	—	47
Pension-related settlement charges	—	—	—	—	273	62	—	211
Net tax related to the TCJ Act	—	—	—	—	—	8	—	(8)
Core, Non-GAAP Measure	$30,040	$37,121	$26,519	$10,602	$231	$2,079	$44	$7,775

	2018
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Interest expense	(Benefit from)/provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$29,381	$35,280	$25,170	$10,110	$298	$1,525	$(3,370)	$44	$12,515
Items Affecting Comparability
Mark-to-market net impact	(83)	83	(80)	163	—	—	38	—	125
Restructuring and impairment charges	(3)	3	(269)	272	36	—	56	1	251
Merger and integration charges	—	—	(75)	75	—	—	—	—	75
Net tax related to the TCJ Act	—	—	—	—	—	—	28	—	(28)
Other net tax benefits	—	—	—	—	—	—	5,064	—	(5,064)
Charges related to cash tender and exchange offers	—	—	—	—	—	(253)	62	—	191
Core, Non-GAAP Measure	$29,295	$35,366	$24,746	$10,620	$334	$1,272	$1,878	$45	$8,065

	2017
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,796	$34,729	$24,453	$10,276	$233	$4,694	$4,857
Items Affecting Comparability
Mark-to-market net impact	8	(8)	7	(15)	—	(7)	(8)
Restructuring and impairment charges	—	—	(229)	229	66	71	224
Provisional net tax related to the TCJ Act	—	—	—	—	—	(2,451)	2,451
Core, Non-GAAP Measure	$28,804	$34,721	$24,231	$10,490	$299	$2,307	$7,524

(a)	Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $508 million plan to date through December 28, 2019 and cash expenditures of approximately $1.6 billion, of which we have incurred approximately $261 million plan to date through December 28, 2019. We expect to incur pre-tax charges of approximately $450 million and cash expenditures of approximately $400 million in our 2020 financial results, with the balance to be reflected in our 2021 through 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2020 and 2021 results.
2014 Multi-Year Productivity Plan
The 2014 Productivity Plan was completed in 2019. The total plan pre-tax charges and cash expenditures approximated the previously disclosed plan estimates of $1.3 billion and $960 million, respectively.
See Note 3 to our consolidated financial statements for further information related to our 2019 and 2014 Productivity Plans.
We regularly evaluate productivity initiatives beyond the productivity plans and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Inventory Fair Value Adjustments and Merger and Integration Charges
In 2019, we recorded inventory fair value adjustments and merger and integration charges of $55 million ($47 million after-tax or $0.03 per share), including $46 million in our Europe segment, $7 million in our AMESA segment and $2 million in corporate unallocated expenses. These charges are primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at the acquisition date, as well as merger and integration charges, including employee-related costs.
In 2018, we recorded merger and integration charges of $75 million ($0.05 per share), including $57 million in our Europe segment and $18 million in corporate unallocated expenses, related to our acquisition of SodaStream. These charges include closing costs, advisory fees and employee-related costs.
See Note 14 to our consolidated financial statements for further information.
Pension-Related Settlement Charges
In 2019, we recorded pension settlement charges of $273 million ($211 million after-tax or $0.15 per share), reflecting settlement charges of $220 million ($170 million after-tax or $0.12 per share) related to the purchase of a group annuity contract and settlement charges of $53 million ($41 million after-tax or $0.03 per share) related to one-time lump sum payments to certain former employees who had vested benefits.
See Note 7 to our consolidated financial statements for further information.
Net Tax Related to the TCJ Act
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
We recognized net tax benefits of $8 million ($0.01 per share) and $28 million ($0.02 per share) in 2019 and 2018, respectively, related to the TCJ Act.
See Note 5 to our consolidated financial statements for further information.

Other Net Tax Benefits
In 2018, we reorganized our international operations, including the intercompany transfer of certain intangible assets. As a result, we recognized other net tax benefits of $4.3 billion ($3.05 per share). Also in 2018, we recognized non-cash tax benefits associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. The conclusion of certain international tax audits and the resolution with the IRS, collectively, resulted in non-cash tax benefits totaling $717 million ($0.50 per share).
See Note 5 to our consolidated financial statements for further information.
Charges Related to Cash Tender and Exchange Offers
In 2018, we recorded a pre-tax charge of $253 million ($191 million after-tax or $0.13 per share) to interest expense in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes.
See Note 8 to our consolidated financial statements for further information.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, bridge loan facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments, the proposed acquisition of Pioneer Foods and the transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper, bridge loan facilities and long-term debt and cash and cash equivalents. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 8 to our consolidated financial statements for a description of our revolving credit facilities and bridge loan facilities. See also “Item 1A. Risk Factors” and “Our Business Risks” for further discussion.
As of December 28, 2019, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017. As of December 28, 2019, our mandatory transition tax liability was $3.3 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $0.1 billion of this liability in 2020. See “Credit Facilities and Long-Term Contractual Commitments.” Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
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
The table below summarizes our cash activity:

	2019	2018	2017
Net cash provided by operating activities	$9,649	$9,415	$10,030
Net cash (used for)/provided by investing activities	$(6,437)	$4,564	$(4,403)
Net cash used for financing activities	$(8,489)	$(13,769)	$(4,186)
Operating Activities
During 2019, net cash provided by operating activities was $9.6 billion, compared to $9.4 billion in the prior year. The operating cash flow performance primarily reflects lower pre-tax pension and retiree medical plan contributions in the current year, partially offset by higher net cash tax payments in the current year.
During 2018, net cash provided by operating activities was $9.4 billion, compared to $10.0 billion in 2017. The operating cash flow performance primarily reflects discretionary contributions of $1.5 billion to our pension and retiree medical plans in 2018, partially offset by lower net cash tax payments in 2018.
Investing Activities
During 2019, net cash used for investing activities was $6.4 billion, primarily reflecting $4.1 billion of net capital spending, as well as $1.9 billion of the remaining cash paid in connection with our acquisition of SodaStream.

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
We expect 2020 net capital spending to be approximately $5 billion.
Financing Activities
During 2019, net cash used for financing activities was $8.5 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $8.3 billion, payments of long-term debt borrowings of $4.0 billion and debt redemptions of $1.0 billion, partially offset by proceeds from issuances of long-term debt of $4.6 billion.
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
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. On February 13, 2020, we announced a 7% increase in our annualized dividend to $4.09 per share from $3.82 per share, effective with the dividend expected to be paid in June 2020. We expect to return a total of approximately $7.5 billion to shareholders in 2020 through share repurchases of approximately $2 billion and dividends of approximately $5.5 billion.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

				% Change
	2019	2018	2017	2019	2018
Net cash provided by operating activities	$9,649	$9,415	$10,030	2.5	(6)
Capital spending	(4,232)	(3,282)	(2,969)
Sales of property, plant and equipment	170	134	180
Free cash flow	$5,587	$6,267	$7,241	(11)	(13)
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
Credit Facilities and Long-Term Contractual Commitments
See Note 8 to our consolidated financial statements for a description of our credit facilities.
The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period(a)
	Total	2020	2021 – 2022	2023 – 2024	2025 and beyond
Recorded Liabilities:
Long-term debt obligations (b)	$29,142	$—	$7,156	$3,110	$18,876
Operating leases (c)	1,763	501	654	300	308
One-time mandatory transition tax - TCJ Act (d)	3,317	75	617	888	1,737
Other:
Interest on debt obligations (e)	12,403	996	1,730	1,388	8,289
Purchasing commitments (f)	2,032	874	844	213	101
Marketing commitments (g)	1,308	403	548	188	169
Total contractual commitments	$49,965	$2,849	$11,549	$6,087	$29,480

(a)	Based on year-end foreign exchange rates.

(b)
Excludes $2,848 million related to current maturities of debt, $6 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and payments of $163 million related to unamortized net discounts.

(c)	Primarily reflects building leases. See Note 13 to our consolidated financial statements for further information on operating leases.

(d)	Reflects our transition tax liability as of December 28, 2019, which must be paid through 2026 under the provisions of the TCJ Act.

(e)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 28, 2019. Includes accrued interest of $305 million as of December 28, 2019.

(f)
Reflects non-cancelable commitments, primarily for the purchase of commodities and outsourcing services in the normal course of business and does not include purchases that we are likely to make based on our plans, but are not obligated to incur.

(g)	Reflects non-cancelable commitments, primarily for sports marketing in the normal course of business.
Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any such settlements. Bottler funding to independent bottlers is not reflected in the table above as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in the table above. See Note 7 to our consolidated financial statements for further information regarding our pension and retiree medical obligations.
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

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2019	2018	2017
Net income attributable to PepsiCo (a)	$7,314	$12,515	$4,857
Interest expense	1,135	1,525	1,151
Tax on interest expense	(252)	(339)	(415)
	$8,197	$13,701	$5,593

Average debt obligations (b)	$31,975	$38,169	$38,707
Average common shareholders’ equity (c)	14,317	11,368	12,004
Average invested capital	$46,292	$49,537	$50,711

Return on invested capital	17.7%	27.7%	11.0%

(a)
Results include the impact of the TCJ Act. Additionally, our 2018 results included other net tax benefits related to the reorganization of our international operations. See Note 5 to our consolidated financial statements for further information.

(b)	Average debt obligations includes a quarterly average of short-term and long-term debt obligations.

(c)	Average common shareholders’ equity includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2019	2018	2017
ROIC	17.7%	27.7%	11.0%
Impact of:
Average cash, cash equivalents and short-term investments	3.0	7.8	7.6
Interest income	(0.5)	(0.6)	(0.5)
Tax on interest income	0.1	0.1	0.2
Mark-to-market net impact	(0.2)	0.2	—
Restructuring and impairment charges	0.5	0.4	0.3
Inventory fair value adjustments and merger and integration charges	0.1	0.1	—
Pension-related settlement charges	0.5	—	—
Net tax related to the TCJ Act	(1.0)	(1.1)	4.5
Other net tax benefits	2.2	(9.7)	0.1
Charges related to cash tender and exchange offers	(0.1)	(0.1)	—
Charges related to the transaction with Tingyi (a)	—	—	(0.1)
Venezuela impairment charges (a)	—	—	(0.2)
Net ROIC, excluding items affecting comparability	22.3%	24.8%	22.9%

(a)	See “Item 6. Selected Financial Data” for further information.
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
We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable and our analysis of customer data.
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
A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year, as products are delivered, for the expected payout, which may occur after year-end once reconciled and settled. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred.
See Note 2 to our consolidated financial statements for further information on our revenue recognition and related policies, including total marketplace spending.

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
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.
See Note 2 and Note 4 to our consolidated financial statements for further information.
Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax structure and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit, new tax laws or tax authority settlements. See “Item 1A. Risk Factors” for further discussion.
An estimated annual effective tax rate is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax adjustments from the resolution of prior-year tax matters to be among such items.
Tax law requires items to be included in our tax returns at different times than the items are reflected in our consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit on our consolidated financial statements. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our consolidated financial statements.
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
We recorded a net tax benefit of $28 million ($0.02 per share) in 2018, related to the TCJ Act. Our provisional measurement period ended in the fourth quarter of 2018 and while our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted, and may continue to impact, our recorded amounts after December 29, 2018. In 2019, we recognized a net tax benefit totaling $8 million ($0.01 per share) related to the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019 and adjustments related to the filing of our 2018 U.S. federal tax return. See further information in “Items Affecting Comparability.”
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. The enactment of certain provisions of the TRAF in 2019 resulted in adjustments to our deferred taxes. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to December 28, 2019 is expected to result in adjustments to our consolidated financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
In 2019, our annual tax rate was 21.0% compared to (36.7)% in 2018, as discussed in “Other Consolidated Results.” The tax rate increased 57.7 percentage points compared to 2018, primarily reflecting the prior-year other net tax benefits related to the reorganization of our international operations, which increased the current-year reported tax rate by 47 percentage points. Additionally, the prior-year favorable conclusion of certain international tax audits and the favorable resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, collectively, increased the current-year reported tax rate by 8 percentage points.
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
In 2019, Plan A purchased a group annuity contract whereby a third-party insurance company assumed the obligation to pay and administer future annuity payments for certain retirees. This transaction triggered a pre-tax settlement charge in 2019 of $220 million ($170 million after-tax or $0.12 per share).
Also in 2019, certain former employees who had vested benefits in our U.S. defined benefit pension plans were offered the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit. This transaction triggered a pre-tax settlement charge in 2019 of $53 million ($41 million after-tax or $0.03 per share). Collectively, the group annuity contract and one-time lump sum payments to certain former employees who had vested benefits resulted in settlement charges in 2019 of $273 million ($211 million after-tax or $0.15 per share).
Effective January 1, 2017, the U.S. qualified defined benefit pension plans were reorganized into Plan A and the PepsiCo Employees Retirement Plan I (Plan I) to facilitate a targeted investment strategy over time and provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with Plan A are amortized over the average remaining service life of the active participants, while the actuarial gains and losses associated with Plan I are amortized over the remaining life expectancy of the inactive participants. As a result of these changes, the pre-tax net periodic benefit cost decreased by $42 million ($27 million after-tax, reflecting tax rates effective for the 2017 tax year, or $0.02 per share) in 2017, primarily impacting corporate unallocated expenses.
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
Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. All actuarial assumptions are reviewed annually, except in the case of an interim remeasurement due to a significant event such as a curtailment or settlement. Due to the significant management judgment involved, these assumptions could have a material impact on the measurement of our pension and retiree medical expenses and obligations.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2020	2019	2018
Pension
Service cost discount rate	3.4%	4.4%	3.7%
Interest cost discount rate	2.8%	3.9%	3.2%
Expected rate of return on plan assets	6.6%	6.8%	6.9%
Expected rate of salary increases	3.2%	3.2%	3.2%
Retiree medical
Service cost discount rate	3.2%	4.3%	3.6%
Interest cost discount rate	2.6%	3.8%	3.0%
Expected rate of return on plan assets	5.8%	6.6%	6.5%
Current health care cost trend rate	5.6%	5.7%	5.8%
In 2019, we incurred pension settlement charges related to the purchase of a group annuity contract of $220 million and one-time lump sum settlements of $53 million to certain former employees who had vested benefits. In addition, based on our assumptions, we expect our total pension and retiree medical expense to decrease in 2020 primarily driven by the recognition of fixed income gains on plan assets and the impact of approved plan contributions, primarily offset by the decrease in discount rates.

Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2020 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$48
Expected rate of return	$44
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
We made discretionary contributions to Plan A in the United States of $150 million in January 2020, $400 million in 2019 and $1.4 billion in 2018.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
(in millions except per share amounts)

	2019	2018	2017
Net Revenue	$67,161	$64,661	$63,525
Cost of sales	30,132	29,381	28,796
Gross profit	37,029	35,280	34,729
Selling, general and administrative expenses	26,738	25,170	24,453
Operating Profit	10,291	10,110	10,276
Other pension and retiree medical benefits (expense)/income	(44)	298	233
Interest expense	(1,135)	(1,525)	(1,151)
Interest income and other	200	306	244
Income before income taxes	9,312	9,189	9,602
Provision for/(benefit from) income taxes (See Note 5)	1,959	(3,370)	4,694
Net income	7,353	12,559	4,908
Less: Net income attributable to noncontrolling interests	39	44	51
Net Income Attributable to PepsiCo	$7,314	$12,515	$4,857
Net Income Attributable to PepsiCo per Common Share
Basic	$5.23	$8.84	$3.40
Diluted	$5.20	$8.78	$3.38
Weighted-average common shares outstanding
Basic	1,399	1,415	1,425
Diluted	1,407	1,425	1,438

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
(in millions)

	2019	2018	2017
Net income	$7,353	$12,559	$4,908
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	628	(1,641)	1,109
Net change on cash flow hedges	(90)	40	(36)
Net pension and retiree medical adjustments	283	(467)	(159)
Net change on available-for-sale securities	(2)	6	(68)
Other	—	—	16
	819	(2,062)	862
Comprehensive income	8,172	10,497	5,770
Comprehensive income attributable to noncontrolling interests	(39)	(44)	(51)
Comprehensive Income Attributable to PepsiCo	$8,133	$10,453	$5,719

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
(in millions)

	2019	2018	2017
Operating Activities
Net income	$7,353	$12,559	$4,908
Depreciation and amortization	2,432	2,399	2,369
Share-based compensation expense	237	256	292
Restructuring and impairment charges	370	308	295
Cash payments for restructuring charges	(350)	(255)	(113)
Pension and retiree medical plan expenses	519	221	221
Pension and retiree medical plan contributions	(716)	(1,708)	(220)
Deferred income taxes and other tax charges and credits	453	(531)	619
Net tax related to the TCJ Act	(8)	(28)	2,451
Tax payments related to the TCJ Act	(423)	(115)	—
Other net tax benefits related to international reorganizations	(2)	(4,347)	—
Change in assets and liabilities:
Accounts and notes receivable	(650)	(253)	(202)
Inventories	(190)	(174)	(168)
Prepaid expenses and other current assets	(87)	9	20
Accounts payable and other current liabilities	735	882	201
Income taxes payable	(287)	448	(338)
Other, net	263	(256)	(305)
Net Cash Provided by Operating Activities	9,649	9,415	10,030

Investing Activities
Capital spending	(4,232)	(3,282)	(2,969)
Sales of property, plant and equipment	170	134	180
Acquisition of SodaStream, net of cash and cash equivalents acquired	(1,939)	(1,197)	—
Other acquisitions and investments in noncontrolled affiliates	(778)	(299)	(61)
Divestitures	253	505	267
Short-term investments, by original maturity:
More than three months - purchases	—	(5,637)	(18,385)
More than three months - maturities	16	12,824	15,744
More than three months - sales	62	1,498	790
Three months or less, net	19	16	2
Other investing, net	(8)	2	29
Net Cash (Used for)/Provided by Investing Activities	(6,437)	4,564	(4,403)

Financing Activities
Proceeds from issuances of long-term debt	4,621	—	7,509
Payments of long-term debt	(3,970)	(4,007)	(4,406)
Debt redemption/cash tender and exchange offers	(1,007)	(1,589)	—
Short-term borrowings, by original maturity:
More than three months - proceeds	6	3	91
More than three months - payments	(2)	(17)	(128)
Three months or less, net	(3)	(1,352)	(1,016)
Cash dividends paid	(5,304)	(4,930)	(4,472)
Share repurchases - common	(3,000)	(2,000)	(2,000)
Share repurchases - preferred	—	(2)	(5)
Proceeds from exercises of stock options	329	281	462
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(114)	(103)	(145)
Other financing	(45)	(53)	(76)
Net Cash Used for Financing Activities	(8,489)	(13,769)	(4,186)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	78	(98)	47
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(5,199)	112	1,488
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	10,769	10,657	9,169
Cash and Cash Equivalents and Restricted Cash, End of Year	$5,570	$10,769	$10,657

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 28, 2019 and December 29, 2018
(in millions except per share amounts)

	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$5,509	$8,721
Short-term investments	229	272
Restricted cash	—	1,997
Accounts and notes receivable, net	7,822	7,142
Inventories	3,338	3,128
Prepaid expenses and other current assets	747	633
Total Current Assets	17,645	21,893
Property, Plant and Equipment, net	19,305	17,589
Amortizable Intangible Assets, net	1,433	1,644
Goodwill	15,501	14,808
Other indefinite-lived intangible assets	14,610	14,181
Indefinite-Lived Intangible Assets	30,111	28,989
Investments in Noncontrolled Affiliates	2,683	2,409
Deferred Income Taxes	4,359	4,364
Other Assets	3,011	760
Total Assets	$78,547	$77,648

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$2,920	$4,026
Accounts payable and other current liabilities	17,541	18,112
Total Current Liabilities	20,461	22,138
Long-Term Debt Obligations	29,148	28,295
Deferred Income Taxes	4,091	3,499
Other Liabilities	9,979	9,114
Total Liabilities	63,679	63,046
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,391 and 1,409 shares, respectively)	23	23
Capital in excess of par value	3,886	3,953
Retained earnings	61,946	59,947
Accumulated other comprehensive loss	(14,300)	(15,119)
Repurchased common stock, in excess of par value (476 and 458 shares, respectively)	(36,769)	(34,286)
Total PepsiCo Common Shareholders’ Equity	14,786	14,518
Noncontrolling interests	82	84
Total Equity	14,868	14,602
Total Liabilities and Equity	$78,547	$77,648

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
(in millions)

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	—	$—	0.8	$41	0.8	$41
Conversion to common stock	—	—	(0.1)	(6)	—	—
Retirement of preferred stock	—	—	(0.7)	(35)	—	—
Balance, end of year	—	—	—	—	0.8	41
Repurchased Preferred Stock
Balance, beginning of year	—	—	(0.7)	(197)	(0.7)	(192)
Redemptions	—	—	—	(2)	—	(5)
Retirement of preferred stock	—	—	0.7	199	—	—
Balance, end of year	—	—	—	—	(0.7)	(197)
Common Stock
Balance, beginning of year	1,409	23	1,420	24	1,428	24
Shares issued in connection with preferred stock conversion to common stock	—	—	1	—	—	—
Change in repurchased common stock	(18)	—	(12)	(1)	(8)	—
Balance, end of year	1,391	23	1,409	23	1,420	24
Capital in Excess of Par Value
Balance, beginning of year		3,953		3,996		4,091
Share-based compensation expense		235		250		290
Equity issued in connection with preferred stock conversion to common stock		—		6		—
Stock option exercises, RSUs, PSUs and PEPunits converted		(188)		(193)		(236)
Withholding tax on RSUs, PSUs and PEPunits converted		(114)		(103)		(145)
Other		—		(3)		(4)
Balance, end of year		3,886		3,953		3,996
Retained Earnings
Balance, beginning of year		59,947		52,839		52,518
Cumulative effect of accounting changes		8		(145)		—
Net income attributable to PepsiCo		7,314		12,515		4,857
Cash dividends declared - common (a)		(5,323)		(5,098)		(4,536)
Retirement of preferred stock		—		(164)		—
Balance, end of year		61,946		59,947		52,839
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15,119)		(13,057)		(13,919)
Other comprehensive income/(loss) attributable to PepsiCo		819		(2,062)		862
Balance, end of year		(14,300)		(15,119)		(13,057)
Repurchased Common Stock
Balance, beginning of year	(458)	(34,286)	(446)	(32,757)	(438)	(31,468)
Share repurchases	(24)	(3,000)	(18)	(2,000)	(18)	(2,000)
Stock option exercises, RSUs, PSUs and PEPunits converted	6	516	6	469	10	708
Other	—	1	—	2	—	3
Balance, end of year	(476)	(36,769)	(458)	(34,286)	(446)	(32,757)
Total PepsiCo Common Shareholders’ Equity		14,786		14,518		11,045
Noncontrolling Interests
Balance, beginning of year		84		92		104
Net income attributable to noncontrolling interests		39		44		51
Distributions to noncontrolling interests		(42)		(49)		(62)
Other, net		1		(3)		(1)
Balance, end of year		82		84		92
Total Equity		$14,868		$14,602		$10,981

(a) Cash dividends declared per common share were $3.7925, $3.5875 and $3.1675 for 2019, 2018 and 2017, respectively.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally 50% or less. Intercompany balances and transactions are eliminated. As a result of exchange restrictions and other operating restrictions, we do not have control over our Venezuelan subsidiaries. As such, our Venezuelan subsidiaries are not included within our consolidated financial results for any period presented.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for indefinite-lived brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.
Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. While our North America results are reported on a weekly calendar basis, substantially all of our international operations report on a monthly calendar basis. Certain operations in our Europe segment report on a weekly calendar basis. The following chart details our quarterly reporting schedule for the three years presented:

Quarter	United States and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December

Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.
Our Divisions
During the fourth quarter of 2019, we realigned our ESSA and AMENA reportable segments to be consistent with a recent strategic realignment of our organizational structure and how our Chief Executive Officer assesses the performance of, and allocates resources to, our reportable segments. As a result, our beverage, food and snack businesses in North Africa, the Middle East and South Asia that were part of our former AMENA segment and our businesses in Sub-Saharan Africa that were part of our former ESSA segment are now reported together as our AMESA segment. The remaining beverage, food and snack businesses that were part of our former AMENA segment are now reported together as our APAC segment and our beverage, food and snack businesses in Europe are now reported as our Europe segment.
These changes did not impact our FLNA, QFNA, PBNA or LatAm reportable segments or our consolidated financial results.
Our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure.
We are organized into seven reportable segments (also referred to as divisions), as follows:

1)	FLNA, which includes our branded food and snack businesses in the United States and Canada;

2)	QFNA, which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	PBNA, which includes our beverage businesses in the United States and Canada;

4)	LatAm, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe, which includes all of our beverage, food and snack businesses in Europe;

6)	AMESA, which includes all of our beverage, food and snack businesses in Africa, the Middle East and South Asia; and

7)	APAC, which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand and China region.
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Russia, Canada, the United Kingdom, China and Brazil.
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

The allocation of share-based compensation expense of each division is as follows:

	2019	2018	2017
FLNA	13%	13%	13%
QFNA	1%	1%	1%
PBNA	17%	18%	18%
LatAm	7%	8%	7%
Europe	17%	9%	9%
AMESA	3%	4%	5%
APAC	5%	4%	4%
Corporate unallocated expenses	37%	43%	43%
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
Net revenue and operating profit of each division are as follows:

	Net Revenue			Operating Profit
	2019(a)	2018(a)	2017	2019	2018	2017
FLNA	$17,078	$16,346	$15,798	$5,258	$5,008	$4,793
QFNA	2,482	2,465	2,503	544	637	640
PBNA	21,730	21,072	20,936	2,179	2,276	2,700
LatAm	7,573	7,354	7,208	1,141	1,049	924
Europe	11,728	10,973	10,522	1,327	1,256	1,199
AMESA	3,651	3,657	3,674	671	661	789
APAC	2,919	2,794	2,884	477	619	401
Total division	67,161	64,661	63,525	11,597	11,506	11,446
Corporate unallocated expenses	—	—	—	(1,306)	(1,396)	(1,170)
Total	$67,161	$64,661	$63,525	$10,291	$10,110	$10,276

(a)
Our primary performance obligation is the distribution and sales of beverage products and food and snack products to our customers, with our food and snack business representing approximately 55% of our consolidated net revenue. Internationally, LatAm’s food and snack business is approximately 90% of the segment’s net revenue, Europe’s beverage business and food and snack business are approximately 55% and 45%, respectively, of the segment’s net revenue, AMESA’s beverage business and food and snack business are approximately 40% and 60%, respectively, of the segment’s net revenue and APAC’s beverage business and food and snack business are approximately 25% and 75%, respectively, of the segment’s net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages. See Note 2 for further information.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, and certain other items.
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2019	2018	2019	2018	2017
FLNA	$7,519	$6,577	$1,227	$840	$665
QFNA	941	870	104	53	44
PBNA	31,449	29,878	1,053	945	904
LatAm	7,007	6,458	557	492	481
Europe	17,814	16,887	613	466	463
AMESA	3,672	3,252	267	198	181
APAC	4,113	3,704	195	138	145
Total division	72,515	67,626	4,016	3,132	2,883
Corporate (a)	6,032	10,022	216	150	86
Total	$78,547	$77,648	$4,232	$3,282	$2,969

(a)
Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment and tax assets. In 2019, the change in assets was primarily due to a decrease in cash and cash equivalents and restricted cash. Refer to the cash flow statement for additional information.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2019	2018	2017	2019	2018	2017
FLNA	$7	$7	$7	$492	$457	$449
QFNA	—	—	—	44	45	47
PBNA	29	31	31	857	821	780
LatAm	5	5	5	270	253	245
Europe	37	23	22	341	319	317
AMESA	2	2	2	116	169	170
APAC	1	1	1	76	80	99
Total division	81	69	68	2,196	2,144	2,107
Corporate	—	—	—	155	186	194
Total	$81	$69	$68	$2,351	$2,330	$2,301

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2019	2018	2017	2019	2018
United States	$38,644	$37,148	$36,546	$30,601	$29,169
Mexico	4,190	3,878	3,650	1,666	1,404
Russia	3,263	3,191	3,232	4,314	3,926
Canada	2,831	2,736	2,691	2,695	2,565
United Kingdom	1,723	1,743	1,650	827	759
China	1,300	1,164	963	705	509
Brazil	1,295	1,335	1,427	590	639
All other countries	13,915	13,466	13,366	12,134	11,660
Total	$67,161	$64,661	$63,525	$53,532	$50,631

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
As a result of the implementation of the revenue recognition guidance adopted in the first quarter of 2018, which did not have a material impact on our accounting policies, we recorded an adjustment in the first quarter of 2018 of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expect to be entitled to in line with revenue recognition. In addition, starting in 2018, we excluded from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions. The impact of these taxes previously recognized in net revenue and cost of sales was approximately $75 million for the fiscal year ended December 30, 2017, with no impact on operating profit.
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment.
We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses on our income statement.

We are exposed to concentration of credit risk from our major customers, including Walmart. In 2019, sales to Walmart and its affiliates (including Sam’s) represented approximately 13% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. We have not experienced credit issues with these customers.
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
A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year, as products are delivered, for the expected payout, which may occur after year end once reconciled and settled. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred.
The terms of most of our incentive arrangements do not exceed a year, and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $272 million as of December 28, 2019 and $218 million as of December 29, 2018 are included in prepaid expenses and other current assets and other assets on our balance sheet.
For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue or volume, as applicable, to our forecasted annual gross revenue or volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized beginning in the interim period that they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for certain advertising and other marketing activities. Our annual consolidated financial statements are not impacted by this interim allocation methodology.
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $4.7 billion in 2019, $4.2 billion in 2018 and $4.1 billion in 2017, including advertising expenses of $3.0 billion in 2019, $2.6 billion in 2018 and $2.4 billion in 2017. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $55 million and $47 million as of December 28, 2019 and December 29, 2018, respectively, are classified as prepaid expenses and other current assets on our balance sheet.

Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $10.9 billion in 2019, $10.5 billion in 2018 and $9.9 billion in 2017.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $166 million in 2019, $204 million in 2018 and $224 million in 2017. Net capitalized software and development costs were $572 million and $577 million as of December 28, 2019 and December 29, 2018, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $711 million, $680 million and $737 million in 2019, 2018 and 2017, respectively, and are reported within selling, general and administrative expenses.
Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite lived-intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.
See Note 4 for further information.
Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:

•	Basis of Presentation – Note 1 includes a description of our policies regarding use of estimates, basis of presentation and consolidation.

•	Property, Plant and Equipment – Note 4.

•	Income Taxes – Note 5.

•	Share-Based Compensation – Note 6.

•	Pension, Retiree Medical and Savings Plans – Note 7.

•	Financial Instruments – Note 9.

•	Cash Equivalents – Cash equivalents are highly liquid investments with original maturities of three months or less.

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
In 2017, the FASB issued guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. Under this guidance, certain of our derivatives used to hedge commodity price risk that did not previously qualify for hedge accounting treatment can now qualify prospectively. We adopted this guidance during the first quarter of 2019; the adoption did not have a material impact on our consolidated financial statements or disclosures. See Note 9 for further information.
In 2016, the FASB issued guidance on leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet, but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.
We utilized a comprehensive approach to assess the impact of this guidance on our consolidated financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. We completed our comprehensive review of our lease portfolio, including significant leases by geography and by asset type that were impacted by the new guidance, and enhanced our controls. In addition, we implemented a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance.
We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification, recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our real estate leases. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term. The adoption did not have a material impact on our consolidated financial statements, resulting in an increase of 2% to each of our total assets and total liabilities on our balance sheet, and had an immaterial increase to retained earnings as of the beginning of 2019. See Note 13 for further information.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step–up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. The guidance is effective in the first quarter of 2021 with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.
In 2016, the FASB issued guidance that changes the impairment model used to measure credit losses for most financial assets. For our trade, certain other receivables and certain other financial instruments, we will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model, which would generally result in earlier recognition of allowances for credit losses. We will adopt the guidance when it becomes effective in the first quarter of 2020. The guidance is not expected to have a material impact on our consolidated financial statements or disclosures.
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2019	2018	2017
2019 Productivity Plan	$370	$138	$—
2014 Productivity Plan	—	170	295
Total restructuring and impairment charges	370	308	295
Other productivity initiatives	3	8	16
Total restructuring and impairment charges and other productivity initiatives	$373	$316	$311

2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this plan, we expect to incur pre-tax charges of approximately $2.5 billion and cash expenditures of approximately $1.6 billion. These pre-tax charges are expected to consist of approximately 70% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 15% for other costs associated with the implementation of our initiatives. We expect to complete this plan by 2023.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	11%	2%	30%	10%	25%	8%	5%	9%
A summary of our 2019 Productivity Plan charges is as follows:

	2019	2018
Cost of sales	$115	$3
Selling, general and administrative expenses	253	100
Other pension and retiree medical benefits expense	2	35
Total restructuring and impairment charges	$370	$138
After-tax amount	$303	$109
Net income attributable to PepsiCo per common share	$0.21	$0.08

	2019	2018	Plan to Date through 12/28/2019
FLNA	$22	$31	$53
QFNA	2	5	7
PBNA	51	40	91
LatAm	62	9	71
Europe	99	6	105
AMESA	38	3	41
APAC	47	2	49
Corporate	47	7	54
	368	103	471
Other pension and retiree medical benefits expense	2	35	37
Total	$370	$138	$508

Plan to Date through 12/28/2019
Severance and other employee costs	$286
Asset impairments	92
Other costs (a)	130
Total	$508

(a)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.

A summary of our 2019 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2018 restructuring charges	$137	$—	$1	$138
Non-cash charges and translation	(32)	—	—	(32)
Liability as of December 29, 2018	105	—	1	106
2019 restructuring charges	149	92	129	370
Cash payments (a)	(138)	—	(119)	(257)
Non-cash charges and translation	12	(92)	10	(70)
Liability as of December 28, 2019	$128	$—	$21	$149

(a)	Excludes cash expenditures of $4 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at December 28, 2019 is expected to be paid by the end of 2020.
2014 Multi-Year Productivity Plan
The 2014 Productivity Plan, publicly announced on February 13, 2014, included the next generation of productivity initiatives that we believed would strengthen our beverage, food and snack businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. To build on the 2014 Productivity Plan, in the fourth quarter of 2017, we expanded and extended the plan through the end of 2019 to take advantage of additional opportunities within the initiatives described above that further strengthened our beverage, food and snack businesses.
The 2014 Productivity Plan was completed in 2019. In 2019, there were no material pre-tax charges related to this plan and all cash payments were paid at year end. The total plan pre-tax charges and cash expenditures approximated the previously disclosed plan estimates of $1.3 billion and $960 million, respectively. These total plan pre-tax charges consisted of 59% of severance and other employee costs, 15% of asset impairments and 26% of other costs, including costs associated with the implementation of our initiatives, including certain consulting and other contract termination costs. These total plan pre-tax charges were incurred by division as follows: FLNA 14%, QFNA 3%, PBNA 29%, LatAm 15%, Europe 23%, AMESA 3%, APAC 3% and Corporate 10%.
A summary of our 2014 Productivity Plan charges is as follows:

	2018	2017
Selling, general and administrative expenses	$169	$229
Other pension and retiree medical benefits expense	1	66
Total restructuring and impairment charges	$170	$295
After-tax amount	$143	$224
Net income attributable to PepsiCo per common share	$0.10	$0.16

	2018	2017
FLNA	$8	$67
QFNA	2	11
PBNA	51	54
LatAm	30	63
Europe	53	53
AMESA	15	2
APAC (a)	12	(5)
Corporate (b)	(1)	50
Total	$170	$295

(a)	Income amount primarily reflects a gain on the sale of property, plant and equipment.

(b)	Income amount primarily relates to other pension and retiree medical benefits.
A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs		Total
Liability as of December 31, 2016	$88	$—	$8		$96
2017 restructuring charges	280	21	(6)	(a)	295
Cash payments	(91)	—	(22)		(113)
Non-cash charges and translation	(65)	(21)	34		(52)
Liability as of December 30, 2017	212	—	14		226
2018 restructuring charges	86	28	56		170
Cash payments (b)	(203)	—	(52)		(255)
Non-cash charges and translation	(4)	(28)	5		(27)
Liability as of December 29, 2018	91	—	23		114
Cash payments	(77)	—	(16)		(93)
Non-cash charges and translation	(14)	—	(7)		(21)
Liability as of December 28, 2019	$—	$—	$—		$—

(a)	Income amount represents adjustments for changes in estimates and a gain on the sale of property, plant, and equipment.

(b)	Excludes cash expenditures of $11 million reported in the cash flow statement in pension and retiree medical plan contributions.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.

Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2019	2018	2017
Property, plant and equipment, net
Land		$1,130	$1,078
Buildings and improvements	15 - 44	9,314	8,941
Machinery and equipment, including fleet and software	5 - 15	29,390	27,715
Construction in progress		3,169	2,430
		43,003	40,164
Accumulated depreciation		(23,698)	(22,575)
Total		$19,305	$17,589
Depreciation expense		$2,257	$2,241	$2,227

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets is as follows:

		2019			2018			2017
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets, net
Acquired franchise rights	56 – 60	$846	$(158)	$688	$838	$(140)	$698
Reacquired franchise rights	5 – 14	106	(105)	1	106	(105)	1
Brands	20 – 40	1,326	(1,066)	260	1,306	(1,032)	274
Other identifiable intangibles (a)	10 – 24	810	(326)	484	959	(288)	671
Total		$3,088	$(1,655)	$1,433	$3,209	$(1,565)	$1,644
Amortization expense				$81			$69	$68

(a)	The change from 2018 to 2019 primarily reflects revisions to the purchase price allocation for our acquisition of SodaStream.
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 28, 2019 and using average 2019 foreign exchange rates, is expected to be as follows:

	2020	2021	2022	2023	2024
Five-year projected amortization	$82	$80	$77	$75	$74

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
Indefinite-Lived Intangible Assets
We did not recognize any impairment charges for goodwill in each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017. We did not recognize any material impairment charges for indefinite-lived intangible assets in each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017. As of December 28, 2019, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at PBNA exceeded their carrying values. However, there could be an impairment of the carrying value of PBNA’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of PBNA’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the macroeconomic conditions in Russia and Brazil on the estimated fair value of our indefinite-lived intangible assets in these countries and have concluded that there were no impairments for the year ended December 28, 2019. However, there could be an impairment of the carrying value of certain brands in these countries, including juice and dairy brands in Russia, if there is a deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows (including perpetuity growth assumptions), if there are significant changes in the decisions regarding assets that do not perform consistent with our expectations, or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. For further information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2018	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2018	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2019
FLNA
Goodwill	$280	$28	$(11)	$297	$(3)	$5	$299
Brands	25	138	(2)	161	—	1	162
Total	305	166	(13)	458	(3)	6	461
QFNA
Goodwill	175	9	—	184	6	(1)	189
Brands	—	25	—	25	(14)	—	11
Total	175	34	—	209	(8)	(1)	200
PBNA (a)
Goodwill	9,854	—	(41)	9,813	66	19	9,898
Reacquired franchise rights	7,126	—	(68)	7,058	—	31	7,089
Acquired franchise rights	1,525	—	(15)	1,510	—	7	1,517
Brands	353	—	—	353	418	(8)	763
Total	18,858	—	(124)	18,734	484	49	19,267
LatAm
Goodwill	555	—	(46)	509	—	(8)	501
Brands	141	—	(14)	127	—	(2)	125
Total	696	—	(60)	636	—	(10)	626
Europe (b) (c)
Goodwill	3,202	526	(367)	3,361	440	160	3,961
Reacquired franchise rights	549	(1)	(51)	497	—	8	505
Acquired franchise rights	195	(25)	(9)	161	—	(4)	157
Brands	2,545	1,993	(350)	4,188	(139)	132	4,181
Total	6,491	2,493	(777)	8,207	301	296	8,804
AMESA
Goodwill	437	—	—	437	11	(2)	446
Total	437	—	—	437	11	(2)	446
APAC
Goodwill	241	—	(34)	207	—	—	207
Brands	111	—	(10)	101	—	(1)	100
Total	352	—	(44)	308	—	(1)	307

Total goodwill	14,744	563	(499)	14,808	520	173	15,501
Total reacquired franchise rights	7,675	(1)	(119)	7,555	—	39	7,594
Total acquired franchise rights	1,720	(25)	(24)	1,671	—	3	1,674
Total brands	3,175	2,156	(376)	4,955	265	122	5,342
Total	$27,314	$2,693	$(1,018)	$28,989	$785	$337	$30,111

(a)	The change in acquisitions/(divestitures) in 2019 is primarily related to our acquisition of CytoSport Inc.

(b)	The change in acquisitions/(divestitures) in 2019 and 2018 is primarily related to our acquisition of SodaStream. See Note 14 for further information.

(c)
The change in translation and other in 2019 primarily reflects the appreciation of the Russian ruble. The change in translation and other in 2018 primarily reflects the depreciation of the Russian ruble, euro and Pound sterling.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2019	2018	2017
United States	$4,123	$3,864	$3,452
Foreign	5,189	5,325	6,150
	$9,312	$9,189	$9,602

The provision for/(benefit from) income taxes consisted of the following:

		2019	2018	2017
Current:	U.S. Federal	$652	$437	$4,925
	Foreign	807	378	724
	State	196	63	136
		1,655	878	5,785
Deferred:	U.S. Federal	325	140	(1,159)
	Foreign	(31)	(4,379)	(9)
	State	10	(9)	77
		304	(4,248)	(1,091)
		$1,959	$(3,370)	$4,694

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2019	2018	2017
U.S. Federal statutory tax rate	21.0%	21.0%	35.0%
State income tax, net of U.S. Federal tax benefit	1.6	0.5	0.9
Lower taxes on foreign results	(0.9)	(2.2)	(9.4)
One-time mandatory transition tax - TCJ Act	(0.1)	0.1	41.4
Remeasurement of deferred taxes - TCJ Act	—	(0.4)	(15.9)
International reorganizations	—	(47.3)	—
Tax settlements	—	(7.8)	—
Other, net	(0.6)	(0.6)	(3.1)
Annual tax rate	21.0%	(36.7)%	48.9%

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
As a result of the enactment of the TCJ Act, we recognized a provisional net tax expense of $2.5 billion ($1.70 per share) in the fourth quarter of 2017. Included in the provisional net tax expense of $2.5 billion recognized in 2017, was a provisional mandatory one-time transition tax of approximately $4 billion on undistributed international earnings, included in other liabilities. This provisional mandatory one-time transition tax was partially offset by a provisional $1.5 billion benefit resulting from the required remeasurement of our deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act, and reflected in our provision for income taxes.
The provisional measurement period allowed by the SEC ended in the fourth quarter of 2018. As a result, in 2018, we recognized a net tax benefit of $28 million ($0.02 per share) related to the TCJ Act, primarily reflecting the impact of the final analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as cash and cash equivalents as of November 30, 2018, the tax year-end of our foreign subsidiaries, partially offset by additional transition tax guidance issued by the United States Department of Treasury, as well as the TCJ Act impact of both the conclusion of certain international tax audits and the resolution with the IRS of all open matters related to the audits of taxable years 2012 and 2013, each discussed below.
While our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted, and may continue to impact, our recorded amounts after December 29, 2018. In 2019, we recognized a net tax benefit totaling $8 million ($0.01 per share) related to the TCJ Act, including the impact of additional guidance issued by the IRS in the first quarter of 2019 and adjustments related to the filing of our 2018 U.S. federal tax return.
As of December 28, 2019, our mandatory transition tax liability was $3.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $663 million in 2019 and $150 million in 2018. We currently expect to pay approximately $0.1 billion of this liability in 2020.
The TCJ Act also created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the first quarter of 2018, we elected to treat the tax effect of GILTI as a current-period expense when incurred.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. The enactment of certain provisions of the TRAF in 2019 resulted in adjustments to our deferred taxes. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF. Enactment of the TRAF provisions subsequent to December 28, 2019 is expected to result in adjustments to our consolidated financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
In 2018, we reorganized certain of our international operations, including the intercompany transfer of certain intangible assets. As a result, we recognized other net tax benefits of $4.3 billion ($3.05 per share) in 2018. The related deferred tax asset of $4.4 billion is being amortized over a period of 15 years beginning in 2019. Additionally, the reorganization generated significant net operating loss carryforwards and related deferred tax assets that are not expected to be realized, resulting in the recording of a full valuation allowance.

Deferred tax liabilities and assets are comprised of the following:

	2019	2018
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	1,583	1,303
Recapture of net operating losses	335	414
Right-of-use assets	345	—
Other	167	71
Gross deferred tax liabilities	3,008	2,366
Deferred tax assets
Net carryforwards	4,168	4,353
Intangible assets other than nondeductible goodwill	793	985
Share-based compensation	94	106
Retiree medical benefits	154	167
Other employee-related benefits	350	303
Pension benefits	104	221
Deductible state tax and interest benefits	126	110
Lease liabilities	345	—
Other	741	739
Gross deferred tax assets	6,875	6,984
Valuation allowances	(3,599)	(3,753)
Deferred tax assets, net	3,276	3,231
Net deferred tax assets	$(268)	$(865)
A summary of our valuation allowance activity is as follows:

	2019	2018	2017
Balance, beginning of year	$3,753	$1,163	$1,110
Provision	(124)	2,639	33
Other (deductions)/additions	(30)	(49)	20
Balance, end of year	$3,599	$3,753	$1,163

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2018	2014-2016
Mexico	2017-2018	None
United Kingdom	2017-2018	2017
Canada (Domestic)	2015-2018	2015-2016
Canada (International)	2010-2018	2010-2016
Russia	2016-2018	None

In 2018, we recognized a non-cash tax benefit of $364 million ($0.26 per share) resulting from the conclusion of certain international tax audits. Additionally, in 2018, we recognized non-cash tax benefits of $353 million ($0.24 per share) as a result of our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013, including the associated state impact. The conclusion of certain international tax audits and the resolution with the IRS, collectively, resulted in non-cash tax benefits totaling $717 million ($0.50 per share) in 2018.
Our annual tax rate is based on our income, statutory tax rates and tax planning strategies and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit, new tax laws or tax authority settlements. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.
As of December 28, 2019, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.4 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $250 million as of December 28, 2019, of which $84 million of tax expense was recognized in 2019. The gross amount of interest accrued, reported in other liabilities, was $179 million as of December 29, 2018, of which $64 million of tax benefit was recognized in 2018.
A reconciliation of unrecognized tax benefits is as follows:

	2019	2018
Balance, beginning of year	$1,440	$2,212
Additions for tax positions related to the current year	179	142
Additions for tax positions from prior years	93	197
Reductions for tax positions from prior years	(201)	(822)
Settlement payments	(74)	(233)
Statutes of limitations expiration	(47)	(42)
Translation and other	5	(14)
Balance, end of year	$1,395	$1,440

Carryforwards and Allowances
Operating loss carryforwards totaling $24.7 billion at year-end 2019 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2020, $20.3 billion between 2021 and 2039 and $4.2 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
In 2018, we repatriated $20.4 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. federal income tax liability, related to the TCJ Act. As of December 28, 2019, we had approximately $6 billion of undistributed international earnings. We intend to continue to reinvest $6 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. PepsiCo has granted stock options, RSUs, PSUs, PEPunits and long-term cash awards to employees under the shareholder-approved PepsiCo, Inc. Long-Term Incentive Plan (LTIP). Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect stock options receive four stock options for every one RSU that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and are granted 66% PSUs and 34% long-term cash, each of which are subject to pre-established performance targets.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs, PSUs and PEPunits.
As of December 28, 2019, 59 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense and excess tax benefits recognized:

	2019	2018	2017
Share-based compensation expense - equity awards	$237	$256	$292
Share-based compensation expense - liability awards	8	20	13
Restructuring charges	(2)	(6)	(2)
Total (a)	$243	$270	$303
Income tax benefits recognized in earnings related to share-based compensation	$39	$45	$89	(b)
Excess tax benefits related to share-based compensation	$50	$48	$115

(a)	Primarily recorded in selling, general and administrative expenses.

(b)	Reflects tax rates effective for the 2017 tax year.
As of December 28, 2019, there was $284 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2019	2018	2017
Expected life	5 years	5 years	5 years
Risk-free interest rate	2.4%	2.6%	2.0%
Expected volatility	14%	12%	11%
Expected dividend yield	3.1%	2.7%	2.7%

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
A summary of our stock option activity for the year ended December 28, 2019 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(b)
Outstanding at December 29, 2018	15,589	$79.94
Granted	1,286	$118.33
Exercised	(4,882)	$67.34
Forfeited/expired	(368)	$94.30
Outstanding at December 28, 2019	11,625	$89.03	4.68	$563,942
Exercisable at December 28, 2019	7,972	$78.27	3.13	$472,512
Expected to vest as of December 28, 2019	3,364	$112.25	8.04	$85,066

(a)	Options are in thousands and include options previously granted under the PBG plan. No additional options or shares were granted under the PBG plan after 2009.

(b)	In thousands.
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
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.

A summary of our RSU and PSU activity for the year ended December 28, 2019 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 29, 2018	7,175	$105.13
Granted (b)	2,754	$116.87
Converted	(2,642)	$99.35
Forfeited	(852)	$111.11
Actual performance change (c)	(55)	$108.32
Outstanding at December 28, 2019 (d)	6,380	$111.53	1.22	$877,487
Expected to vest as of December 28, 2019	5,876	$111.32	1.19	$808,220

(a)	In thousands.

(b)	Grant activity for all PSUs are disclosed at target.

(c)	Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PSUs for which the performance period has not ended as of December 28, 2019, at the threshold, target and maximum award levels were zero, 0.7 million and 1.3 million, respectively.
PEPunits
PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The fair value of PEPunits is measured using the Monte-Carlo simulation model, which incorporates into the fair-value determination the possibility that the market condition may not be satisfied, until actual performance is determined.
PEPunits were last granted in 2015 and all 248,000 units outstanding at December 30, 2017, with a weighted average grant date fair value of $68.94, were converted to 278,000 shares in 2018.
Long-Term Cash
Certain executive officers and other senior executives were granted long-term cash awards for which final payout is based on PepsiCo’s Total Shareholder Return relative to a specific set of peer companies and achievement of a specified performance target over a three-year performance period.
Long-term cash awards that qualify as liability awards under share-based compensation guidance are valued through the end of the performance period on a mark-to-market basis using the Monte Carlo simulation model.

A summary of our long-term cash activity for the year ended December 28, 2019 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 29, 2018	$54,710
Granted (b)	16,112
Vested	(15,438)
Forfeited	(9,465)
Actual performance change (c)	(1,695)
Outstanding at December 28, 2019 (d)	$44,224	$45,875	1.10
Expected to Vest at December 28, 2019	$42,998	$44,557	1.10

(a)	In thousands.

(b)	Grant activity for all long-term cash awards are disclosed at target.

(c)	Reflects the net number of long-term cash awards above and below target levels based on actual performance measured at the end of the performance period.

(d)
The outstanding long-term cash awards for which the performance period has not ended as of December 28, 2019, at the threshold, target and maximum award levels were zero, 28.5 million and 57.1 million, respectively.

Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2019	2018	2017
Stock Options
Total number of options granted (a)	1,286	1,429	1,481
Weighted-average grant-date fair value of options granted	$10.89	$9.80	$8.25
Total intrinsic value of options exercised (a)	$275,745	$224,663	$327,860
Total grant-date fair value of options vested (a)	$9,838	$15,506	$23,122
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,754	2,634	2,824
Weighted-average grant-date fair value of RSUs/PSUs granted	$116.87	$108.75	$109.92
Total intrinsic value of RSUs/PSUs converted (a)	$333,951	$260,287	$380,269
Total grant-date fair value of RSUs/PSUs vested (a)	$275,234	$232,141	$264,923
PEPunits
Total intrinsic value of PEPunits converted (a)	$—	$30,147	$39,782
Total grant-date fair value of PEPunits vested (a)	$—	$9,430	$18,833

(a)	In thousands.
As of December 28, 2019 and December 29, 2018, there were approximately 269,000 and 248,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
Note 7 — Pension, Retiree Medical and Savings Plans
In 2019, Plan A purchased a group annuity contract whereby a third-party insurance company assumed the obligation to pay and administer future annuity payments for certain retirees. This transaction triggered a pre-tax settlement charge in 2019 of $220 million ($170 million after-tax or $0.12 per share).

Also in 2019, certain former employees who had vested benefits in our U.S. defined benefit pension plans were offered the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit. This transaction triggered a pre-tax settlement charge in 2019 of $53 million ($41 million after-tax or $0.03 per share). Collectively, the group annuity contract and one-time lump sum payments to certain former employees who had vested benefits resulted in settlement charges in 2019 of $273 million ($211 million after-tax or $0.15 per share).
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
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in Plan A (approximately 10 years) and retiree medical (approximately 8 years), or the remaining life expectancy for participants in Plan I (approximately 23 years). The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits (expense)/income on a straight-line basis over the average remaining service life for participants in Plan A or the remaining life expectancy for participants in Plan I.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2019	2018	2019	2018	2019	2018
Change in projected benefit liability
Liability at beginning of year	$13,807	$14,777	$3,098	$3,490	$996	$1,187
Service cost	381	431	73	92	23	32
Interest cost	543	482	97	93	36	34
Plan amendments	15	83	1	2	—	—
Participant contributions	—	—	2	2	—	—
Experience loss/(gain)	2,091	(972)	515	(230)	36	(147)
Benefit payments	(341)	(956)	(100)	(114)	(105)	(108)
Settlement/curtailment	(1,268)	(74)	(31)	(35)	—	—
Special termination benefits	2	36	—	2	—	1
Other, including foreign currency adjustment	—	—	98	(204)	2	(3)
Liability at end of year	$15,230	$13,807	$3,753	$3,098	$988	$996

Change in fair value of plan assets
Fair value at beginning of year	$12,258	$12,582	$3,090	$3,460	$285	$321
Actual return on plan assets	3,101	(789)	551	(136)	78	(21)
Employer contributions/funding	550	1,495	122	120	44	93
Participant contributions	—	—	2	2	—	—
Benefit payments	(341)	(956)	(100)	(114)	(105)	(108)
Settlement	(1,266)	(74)	(31)	(32)	—	—
Other, including foreign currency adjustment	—	—	98	(210)	—	—
Fair value at end of year	$14,302	$12,258	$3,732	$3,090	$302	$285
Funded status	$(928)	$(1,549)	$(21)	$(8)	$(686)	$(711)

Amounts recognized
Other assets	$744	$185	$99	$81	$—	$—
Other current liabilities	(52)	(107)	(1)	(1)	(58)	(41)
Other liabilities	(1,620)	(1,627)	(119)	(88)	(628)	(670)
Net amount recognized	$(928)	$(1,549)	$(21)	$(8)	$(686)	$(711)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,516	$4,093	$914	$780	$(285)	$(287)
Prior service cost/(credit)	114	109	—	(1)	(32)	(51)
Total	$3,630	$4,202	$914	$779	$(317)	$(338)

Changes recognized in net (gain)/loss included in other comprehensive loss
Net (gain)/loss arising in current year	$(120)	$760	$152	$103	$(24)	$(107)
Amortization and settlement recognition	(457)	(187)	(44)	(56)	27	8
Foreign currency translation loss/(gain)	—	—	26	(49)	(1)	1
Total	$(577)	$573	$134	$(2)	$2	$(98)

Accumulated benefit obligation at end of year	$14,255	$12,890	$3,441	$2,806

The net (gain)/loss arising in the current year is attributed to the change in discount rate, primarily offset by the actual asset returns different from expected returns.
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

•	Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$381	$431	$401	$73	$92	$91	$23	$32	$28
Other pension and retiree medical benefits expense/(income):
Interest cost	$543	$482	$468	$97	$93	$89	$36	$34	$36
Expected return on plan assets	(892)	(943)	(849)	(188)	(197)	(176)	(18)	(19)	(22)
Amortization of prior service cost/(credits)	10	3	1	—	—	—	(19)	(20)	(25)
Amortization of net losses/(gains)	161	179	123	32	45	53	(27)	(8)	(12)
Settlement/curtailment losses (a)	296	8	8	12	6	11	—	—	—
Special termination benefits	1	36	60	—	2	—	—	1	2
Total other pension and retiree medical benefits expense/(income)	$119	$(235)	$(189)	$(47)	$(51)	$(23)	$(28)	$(12)	$(21)
Total	$500	$196	$212	$26	$41	$68	$(5)	$20	$7

(a)	In 2019, U.S. includes settlement charges related to the purchase of a group annuity contract of $220 million and a pension lump sum settlement charge of $53 million.

The following table provides the weighted-average assumptions used to determine projected benefit liability and net periodic benefit cost for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Liability discount rate	3.3%	4.4%	3.7%	2.5%	3.4%	3.0%	3.1%	4.2%	3.5%
Service cost discount rate	4.4%	3.8%	4.5%	4.2%	3.5%	3.6%	4.3%	3.6%	4.0%
Interest cost discount rate	4.1%	3.4%	3.7%	3.2%	2.8%	2.8%	3.8%	3.0%	3.2%
Expected return on plan assets	7.1%	7.2%	7.5%	5.8%	6.0%	6.0%	6.6%	6.5%	7.5%
Liability rate of salary increases	3.1%	3.1%	3.1%	3.3%	3.7%	3.7%
Expense rate of salary increases	3.1%	3.1%	3.1%	3.7%	3.7%	3.6%

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2019	2018	2019	2018	2019	2018
Selected information for plans with accumulated benefit obligation in excess of plan assets
Liability for service to date	$(9,194)	$(8,040)	$(192)	$(155)
Fair value of plan assets	$8,497	$7,223	$151	$121
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(10,169)	$(8,957)	$(632)	$(514)	$(988)	$(996)
Fair value of plan assets	$8,497	$7,223	$512	$426	$302	$285
Of the total projected pension benefit liability as of December 28, 2019, approximately $847 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2020	2021	2022	2023	2024	2025 - 2029
Pension	$945	$915	$900	$930	$970	$5,275
Retiree medical (a)	$100	$95	$95	$90	$85	$355

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $2 million for each of the years from 2020 through 2024 and approximately $4 million in total for 2025 through 2029.

These future benefit payments to beneficiaries include payments from both funded and unfunded plans.
Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2019	2018	2017	2019	2018	2017
Discretionary (a)	$417	$1,417	$6	$—	$37	$—
Non-discretionary	255	198	158	44	56	56
Total	$672	$1,615	$164	$44	$93	$56

(a)	Includes $400 million contribution in 2019 and $1.4 billion contribution in 2018 to fund Plan A in the United States.

In January 2020, we made discretionary contributions of $150 million to Plan A in the United States. In addition, in 2020, we expect to make non-discretionary contributions of approximately $150 million to our U.S. and international pension benefit plans and approximately $60 million for retiree medical benefits.
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
For 2020 and 2019, our expected long-term rate of return on U.S. plan assets is 6.8% and 7.1%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2020	2019
Fixed income	50%	47%
U.S. equity	25%	29%
International equity	21%	20%
Real estate	4%	4%

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

Plan assets measured at fair value as of year-end 2019 and 2018 are categorized consistently by level, and are as follows:

	2019				2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. plan assets (a)
Equity securities, including preferred stock (b)	$6,605	$6,605	$—	$—	$5,605
Government securities (c)	2,154	—	2,154	—	1,674
Corporate bonds (c)	4,737	—	4,737	—	4,145
Mortgage-backed securities (c)	159	—	159	—	212
Contracts with insurance companies (d)	9	—	—	9	9
Cash and cash equivalents	275	275	—	—	215
Sub-total U.S. plan assets	13,939	$6,880	$7,050	$9	11,860
Real estate commingled funds measured at net asset value (e)	605				618
Dividends and interest receivable, net of payables	60				65
Total U.S. plan assets	$14,604				$12,543
International plan assets
Equity securities (b)	$1,973	$1,941	$32	$—	$1,651
Government securities (c)	524	—	524	—	433
Corporate bonds (c)	585	—	585	—	478
Fixed income commingled funds (f)	384	384	—	—	356
Contracts with insurance companies (d)	42	—	—	42	36
Cash and cash equivalents	24	24	—	—	27
Sub-total international plan assets	3,532	$2,349	$1,141	$42	2,981
Real estate commingled funds measured at net asset value (e)	193				102
Dividends and interest receivable	7				7
Total international plan assets	$3,732				$3,090

(a)
2019 and 2018 amounts include $302 million and $285 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

(b)
The equity securities portfolio was invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio in the U.S. was invested in domestic and international corporate preferred stock investments. The common stock is based on quoted prices in active markets. The commingled funds are based on the published price of the fund and the U.S. commingled funds include one large-cap fund that represents 16% and 15% of total U.S. plan assets for 2019 and 2018, respectively. The preferred stock investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(c)
These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 28% of total U.S. plan assets for both 2019 and 2018.

(d)
Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 28, 2019 and December 29, 2018.

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

(f)	Based on the published price of the fund.
Retiree Medical Cost Trend Rates

	2020	2019
Average increase assumed	6%	6%
Ultimate projected increase	5%	5%
Year of ultimate projected increase	2039	2039

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
In 2019, 2018 and 2017, our total Company contributions were $197 million, $180 million and $176 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2019(a)	2018(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$2,848	$3,953
Other borrowings (6.4% and 6.0%)	72	73
	$2,920	$4,026
Long-term debt obligations (b)
Notes due 2019 (3.1%)	—	3,948
Notes due 2020 (2.7% and 3.9%)	2,840	3,784
Notes due 2021 (2.4% and 3.1%)	3,276	3,257
Notes due 2022 (2.7% and 2.8%)	3,831	3,802
Notes due 2023 (2.8% and 2.9%)	1,272	1,270
Notes due 2024 (3.4% and 3.2%)	1,839	1,816
Notes due 2025-2049 (3.4% and 3.7%)	18,910	14,345
Other, due 2019-2026 (1.3% and 1.3%)	28	26
	31,996	32,248
Less: current maturities of long-term debt obligations	(2,848)	(3,953)
Total	$29,148	$28,295

(a)	Amounts are shown net of unamortized net discounts of $163 million and $119 million for 2019 and 2018, respectively.

(b)
The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for further information regarding our interest rate derivative instruments.

As of December 28, 2019, our international debt of $69 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.

In 2019, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
0.750%	March 2027	€500	(b)
1.125%	March 2031	€500	(b)
2.625%	July 2029	$1,000
3.375%	July 2049	$1,000
0.875%	October 2039	€500	(b)
2.875%	October 2049	$1,000

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes, issued in euros, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper, except for an amount equivalent to the net proceeds from our 2.875% senior notes due 2049 that will be used to fund, in whole or in part, eligible green projects in the categories of investments in sustainable plastics and packaging, decarbonizing our operations and supply chain and water sustainability, which promote our selected Sustainable Development Goals, as defined by the United Nations.
In 2019, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 3, 2024. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
In 2019, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 1, 2020. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.75 billion five-year credit agreement and our $3.75 billion 364-day credit agreement, both dated as of June 4, 2018. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 28, 2019, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In 2019, we entered into two unsecured bridge loan facilities (Bridge Loan Facilities) which together enable one of our consolidated subsidiaries to borrow up to 25.0 billion South African rand, or approximately $1.8 billion, to provide potential funding for our acquisition of Pioneer Foods. Each facility is available from the date the conditions precedent are met for the acquisition up through July 30, 2020 in the case of one facility and July 31, 2020 in the case of the other facility. Borrowings under the facilities are for up to one year once drawn and can be prepaid at any time. Interest rates are reset either every one month or three months. As of December 28, 2019, there were no outstanding borrowings under the Bridge Loan Facilities.
In 2019, we paid $1.0 billion to redeem all $1.0 billion outstanding principal amount of our 4.50% senior notes due 2020.

In 2018, we completed a cash tender offer for certain notes issued by PepsiCo and predecessors to a PepsiCo subsidiary for $1.6 billion in cash to redeem the following amounts:

Interest Rate	Maturity Date	Amount Tendered
7.290%	September 2026	$11
7.440%	September 2026	$4
7.000%	March 2029	$357
5.500%	May 2035	$138
4.875%	November 2040	$410
5.500%	January 2040	$408

Also in 2018, we completed an exchange offer for certain notes issued by predecessors to a PepsiCo subsidiary for the following newly issued PepsiCo notes. These notes were issued in an aggregate principal amount equal to the exchanged notes:

Interest Rate	Maturity Date	Amount Exchanged
7.290%	September 2026	$88
7.440%	September 2026	$21
7.000%	March 2029	$516
5.500%	May 2035	$107
As a result of the above transactions, we recorded a pre-tax charge of $253 million ($191 million after-tax or $0.13 per share) to interest expense in 2018, primarily representing the tender price paid over the carrying value of the tendered notes.
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to our income statement when the hedged transaction affects earnings. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; such gains or losses reclassified during the year ended December 28, 2019 were not material.

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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 28, 2019 was $415 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 28, 2019.
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, which primarily include swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for energy, agricultural products and metals. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.
Our commodity derivatives had a total notional value of $1.1 billion as of December 28, 2019 and December 29, 2018.
Foreign Exchange
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
Our foreign currency derivatives had a total notional value of $1.9 billion as of December 28, 2019 and $2.0 billion as of December 29, 2018. The total notional amount of our debt instruments designated as net investment hedges was $2.5 billion as of December 28, 2019 and $0.9 billion as of December 29, 2018. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.

Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness have been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our cross-currency interest rate swaps have terms of no more than twelve years. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
Our interest rate derivatives had a total notional value of $5.0 billion as of December 28, 2019 and $10.5 billion as of December 29, 2018.
As of December 28, 2019, approximately 9% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 29% as of December 29, 2018.
Available-for-Sale Securities
Investments in debt securities are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale debt securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale debt securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of December 28, 2019 and December 29, 2018 were not material. Changes in the fair value of available-for-sale debt securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We recorded no other-than-temporary impairment charges on our available-for-sale debt securities for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
In 2017, we recorded a pre-tax gain of $95 million ($85 million after-tax or $0.06 per share), net of discount and fees, associated with the sale of our minority stake in Britvic. The gain on the sale of this equity investment was recorded in our Europe segment in selling, general and administrative expenses.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 28, 2019 and December 29, 2018 are categorized as follows:

		2019		2018
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$—	$—	$3,658	$—
Short-term investments (c)	1	$229	$—	$196	$—
Prepaid forward contracts (d)	2	$17	$—	$22	$—
Deferred compensation (e)	2	$—	$468	$—	$450
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$5	$1	$108
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$5	$32	$44	$14
Interest rate (g)	2	—	390	—	323
Commodity (h)	1	2	5	—	1
Commodity (i)	2	2	5	—	3
		$9	$432	$44	$341
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$3	$2	$3	$10
Commodity (h)	1	23	7	2	17
Commodity (i)	2	6	24	5	92
		$32	$33	$10	$119
Total derivatives at fair value (j)		$41	$470	$55	$568
Total		$287	$938	$3,931	$1,018

(a)
Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of December 29, 2018, these debt securities were primarily classified as cash equivalents. The decrease in available-for-sale debt securities was due to maturities and sales during the current year.

(c)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based primarily on the price of our common stock.

(e)	Based on the fair value of investments corresponding to employees’ investment elections.

(f)
Based on LIBOR forward rates. As of December 28, 2019 and December 29, 2018, the carrying amount of hedged fixed-rate debt was $2.2 billion and $7.7 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of December 28, 2019, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was $5 million. As of December 28, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $49 million loss, which is being amortized over the remaining life of the related debt obligations.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 28, 2019 and December 29, 2018 were not material. Collateral received or posted against our asset or liability positions is classified as restricted cash. See Note 15 for further information.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of December 28, 2019 and

December 29, 2018 was $34 billion and $32 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2019	2018	2019	2018	2019	2018
Foreign exchange	$(1)	$9	$57	$(52)	$3	$(8)
Interest rate	(64)	53	67	110	7	119
Commodity	(17)	117	7	3	4	—
Net investment	—	—	(30)	(77)	—	—
Total	$(82)	$179	$101	$(16)	$14	$111

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

Based on current market conditions, we expect to reclassify net losses of $47 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2019		2018		2017
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$7,314		$12,515		$4,857
Preferred stock:
Redemption premium (b)	—		(2)		(4)
Net income available for PepsiCo common shareholders	$7,314	1,399	$12,513	1,415	$4,853	1,425
Basic net income attributable to PepsiCo per common share	$5.23		$8.84		$3.40
Net income available for PepsiCo common shareholders	$7,314	1,399	$12,513	1,415	$4,853	1,425
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (c)	—	8	—	10	—	12
Employee stock ownership plan (ESOP) convertible preferred stock	—	—	2	—	4	1
Diluted	$7,314	1,407	$12,515	1,425	$4,857	1,438
Diluted net income attributable to PepsiCo per common share	$5.20		$8.78		$3.38

(a)	Weighted-average common shares outstanding (in millions).

(b)	See Note 11 for further information.

(c)	The dilutive effect of these securities is calculated using the treasury stock method.
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	2019	2018	2017
Out-of-the-money options (a)	0.3	0.7	0.4
Average exercise price per option	$117.55	$109.83	$110.12

(a)	In millions.
Note 11 — Preferred Stock
In connection with our merger with The Quaker Oats Company (Quaker) in 2001, shares of our convertible preferred stock were authorized and issued to an ESOP fund established by Quaker. Quaker made the final award to its ESOP in June 2001.
In 2018, all of the outstanding shares of our convertible preferred stock were converted into an aggregate of 550,102 shares of our common stock. As a result, there are no shares of our convertible preferred stock outstanding as of December 29, 2018 and our convertible preferred stock is retired for accounting purposes.
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

Note 12 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2016 (a)	$(11,386)	$83	$(2,645)	$64	$(35)	$(13,919)
Other comprehensive (loss)/income before reclassifications (b)	1,049	130	(375)	25	—	829
Amounts reclassified from accumulated other comprehensive loss	—	(171)	158	(99)	—	(112)
Net other comprehensive (loss)/income	1,049	(41)	(217)	(74)	—	717
Tax amounts	60	5	58	6	16	145
Balance as of December 30, 2017 (a)	(10,277)	47	(2,804)	(4)	(19)	(13,057)
Other comprehensive (loss)/income before reclassifications (c)	(1,664)	(61)	(813)	6	—	(2,532)
Amounts reclassified from accumulated other comprehensive loss	44	111	218	—	—	373
Net other comprehensive (loss)/income	(1,620)	50	(595)	6	—	(2,159)
Tax amounts	(21)	(10)	128	—	—	97
Balance as of December 29, 2018 (a)	(11,918)	87	(3,271)	2	(19)	(15,119)
Other comprehensive (loss)/income before reclassifications (d)	636	(131)	(89)	(2)	—	414
Amounts reclassified from accumulated other comprehensive loss	—	14	468	—	—	482
Net other comprehensive (loss)/income	636	(117)	379	(2)	—	896
Tax amounts	(8)	27	(96)	—	—	(77)
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$—	$(19)	$(14,300)

(a)
Pension and retiree medical amounts are net of taxes of $1,280 million as of December 31, 2016, $1,338 million as of December 30, 2017, $1,466 million as of December 29, 2018 and $1,370 million as of December 28, 2019.

(b)	Currency translation adjustment primarily reflects the appreciation of the euro, Russian ruble, Pound sterling and Canadian dollar.

(c)	Currency translation adjustment primarily reflects the depreciation of the Russian ruble, Canadian dollar, Pound sterling and Brazilian real.

(d)	Currency translation adjustment primarily reflects the appreciation of the Russian ruble, Canadian dollar, Mexican peso and Pound sterling.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2019	2018	2017
Currency translation:
Divestitures	$—	$44	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$1	$(1)	$—	Net revenue
Foreign exchange contracts	2	(7)	10	Cost of sales
Interest rate derivatives	7	119	(184)	Interest expense
Commodity contracts	3	3	4	Cost of sales
Commodity contracts	1	(3)	(1)	Selling, general and administrative expenses
Net losses/(gains) before tax	14	111	(171)
Tax amounts	(2)	(27)	64
Net losses/(gains) after tax	$12	$84	$(107)

Pension and retiree medical items:
Amortization of net prior service credit	$(9)	$(17)	$(24)	Other pension and retiree medical benefits (expense)/income
Amortization of net losses	169	216	167	Other pension and retiree medical benefits (expense)/income
Settlement/curtailment losses	308	19	15	Other pension and retiree medical benefits (expense)/income
Net losses before tax	468	218	158
Tax amounts	(102)	(45)	(44)
Net losses after tax	$366	$173	$114

Available-for-sale securities:
Sale of Britvic securities	$—	$—	$(99)	Selling, general and administrative expenses
Tax amount	—	—	10
Net gain after tax	$—	$—	$(89)

Total net losses/(gains) reclassified for the year, net of tax	$378	$301	$(82)

Note 13 — Leases
Lessee
We determine whether an arrangement is a lease at inception. We have operating leases for plants, warehouses, distribution centers, storage facilities, offices and other facilities, as well as machinery and equipment, including fleet. Our leases generally have remaining lease terms of up to 20 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Components of lease cost are as follows:

2019
Operating lease cost (a)	$474
Variable lease cost (b)	$101
Short-term lease cost (c)	$379

(a)	Includes right-of-use asset amortization of $412 million.

(b)	Primarily related to adjustments for inflation, common-area maintenance and property tax.

(c)	Not recorded on our balance sheet.
In 2019, we recognized gains of $77 million on sale-leaseback transactions with terms under four years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$478
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$479

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2019
Right-of-use assets	Other assets	$1,548
Current lease liabilities	Accounts payable and other current liabilities	$442
Non-current lease liabilities	Other liabilities	$1,118

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

2019
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4%

Maturities of lease liabilities by year for our operating leases are as follows:

2020	$501
2021	374
2022	280
2023	183
2024	117
2025 and beyond	308
Total lease payments	1,763
Less: Imputed interest	(203)
Present value of lease liabilities	$1,560

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$459
2020	406
2021	294
2022	210
2023	161
2024 and beyond	310
Total	$1,840

A summary of rent expense for the years ended December 29, 2018 and December 30, 2017 is as follows:

	2018	2017
Rent expense	$771	$742

Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Note 14 — Acquisitions and Divestitures
Acquisition of Pioneer Food Group Ltd.
On July 19, 2019, we entered into an agreement to acquire all of the outstanding shares of Pioneer Foods, a food and beverage company in South Africa with exports to countries across the globe, for 110.00 South African rand per share in cash, in a transaction valued at approximately $1.7 billion. Also in 2019, one of our consolidated subsidiaries entered into Bridge Loan Facilities to provide potential funding for our acquisition of Pioneer Foods. See Note 8 for further information.
The transaction is subject to certain regulatory approvals and other customary conditions and is expected to be recorded primarily in the AMESA segment. Closing is expected in the first half of 2020.
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was approximately $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired).
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The purchase price allocation was finalized in the fourth quarter of 2019.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of SodaStream and the resulting goodwill as of the acquisition date, all of which are recorded in the Europe segment.

Inventories	$176
Property, plant and equipment	193
Amortizable intangible assets	284
Nonamortizable intangible asset (brand)	1,840
Other assets and liabilities	210
Net deferred income taxes	(303)
Total identifiable net assets	$2,400
Goodwill	943
Total purchase price	$3,343

Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition of SodaStream primarily reflects the value of expected synergies from our product portfolios and is not deductible for tax purposes.
Refranchising in Thailand
In 2018, we refranchised our beverage business in Thailand by selling a controlling interest in our Thailand bottling operations to form a joint venture, where we now have an equity method investment. We recorded a pre-tax gain of $144 million ($126 million after-tax or $0.09 per share) in selling, general and administrative expenses in our APAC segment as a result of this transaction.
Refranchising in Czech Republic, Hungary, and Slovakia
In 2018, we refranchised our entire beverage bottling operations and snack distribution operations in CHS. We recorded a pre-tax gain of $58 million ($46 million after-tax or $0.03 per share) in selling, general and administrative expenses in our Europe segment as a result of this transaction.
Refranchising in Jordan
In 2017, we refranchised our beverage business in Jordan by selling a controlling interest in our Jordan bottling operations to form a joint venture, where we now have an equity method investment. We recorded a pre-tax gain of $140 million ($107 million after-tax or $0.07 per share) in selling, general and administrative expenses in our AMESA segment as a result of this transaction.
Inventory Fair Value Adjustments and Merger and Integration Charges
In 2019, we recorded inventory fair value adjustments and merger and integration charges of $55 million ($47 million after-tax or $0.03 per share), including $46 million in our Europe segment, $7 million in our AMESA segment and $2 million in corporate unallocated expenses. These charges are primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at the acquisition date, recorded in cost of sales, as well as merger and integration charges, including employee-related costs, recorded in selling, general and administrative expenses.
In 2018, we recorded merger and integration charges of $75 million ($0.05 per share), including $57 million in our Europe segment and $18 million in corporate unallocated expenses, related to our acquisition of SodaStream, recorded in selling, general and administrative expenses. These charges include closing costs, advisory fees and employee-related costs.

Note 15 — Supplemental Financial Information
Balance Sheet

	2019	2018	2017
Accounts and notes receivable
Trade receivables	$6,447	$6,079
Other receivables	1,480	1,164
Total	7,927	7,243
Allowance, beginning of year	101	129	$134
Net amounts charged to expense	22	16	26
Deductions (a)	(30)	(33)	(35)
Other (b)	12	(11)	4
Allowance, end of year	105	101	$129
Net receivables	$7,822	$7,142

Inventories (c)
Raw materials and packaging	$1,395	$1,312
Work-in-process	200	178
Finished goods	1,743	1,638
Total	$3,338	$3,128

Other assets
Noncurrent notes and accounts receivable	$85	$86
Deferred marketplace spending	147	112
Pension plans (d)	846	269
Right-of-use assets (e)	1,548	—
Other	385	293
Total	$3,011	$760

Accounts payable and other current liabilities
Accounts payable	$8,013	$7,213
Accrued marketplace spending	2,765	2,541
Accrued compensation and benefits	1,835	1,755
Dividends payable	1,351	1,329
SodaStream consideration payable	58	1,997
Current lease liabilities (e)	442	—
Other current liabilities	3,077	3,277
Total	$17,541	$18,112

(a)	Includes accounts written off.

(b)	Includes adjustments related primarily to currency translation and other adjustments.

(c)
Approximately 7% and 5% of the inventory cost in 2019 and 2018, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

(d)	See Note 7 for further information.

(e)	See Note 13 for further information.

Statement of Cash Flows

	2019	2018	2017
Interest paid (a)	$1,076	$1,388	$1,123
Income taxes paid, net of refunds (b)	$2,226	$1,203	$1,962

(a)	In 2018, excludes the premiums paid in accordance with the debt transactions discussed in Note 8.

(b)	In 2019 and 2018, includes tax payments of $423 million and $115 million, respectively, related to the TCJ Act.
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	2019	2018
Cash and cash equivalents	$5,509	$8,721
Restricted cash (a)	—	1,997
Restricted cash included in other assets (b)	61	51
Total cash and cash equivalents and restricted cash	$5,570	$10,769

(a)	In 2018, primarily represents consideration held by our paying agent in connection with our acquisition of SodaStream.

(b)	Primarily relates to collateral posted against our derivative asset or liability positions.
Note 16 — Selected Quarterly Financial Data (unaudited)
Selected financial data for 2019 and 2018 is summarized as follows and highlights certain items that impacted our quarterly results:

	2019				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,884	$16,449	$17,188	$20,640	$12,562	$16,090	$16,485	$19,524
Gross profit	$7,196	$9,045	$9,494	$11,294	$6,907	$8,827	$8,958	$10,588
Operating profit	$2,008	$2,729	$2,855	$2,699	$1,807	$3,028	$2,844	$2,431
Mark-to-market net impact (a)	$60	$(6)	$(4)	$62	$(31)	$3	$(29)	$(106)
Restructuring and impairment charges (b)	$(26)	$(158)	$(98)	$(88)	$(12)	$(32)	$(35)	$(229)
Inventory fair value adjustments and merger and integration charges (c)	$(15)	$(24)	$(7)	$(9)	—	—	—	$(75)
Pension-related settlement charges (d)	—	—	—	$(273)	—	—	—	—
Net tax related to the TCJ Act (e)	$29	—	—	$(21)	$(1)	$(777)	$(76)	$882
Gains on sale of assets (f)	—	$32	—	$45	$18	$9	$37	$12
Other net tax benefits (g)	—	—	—	—	—	$314	$364	$4,386
Charges related to cash tender and exchange offers (h)	—	—	—	—	—	—	—	$(253)
Tax reform bonus (i)	—	—	—	—	$(87)	—	—	—
Gains on beverage refranchising (j)	—	—	—	—	—	$144	—	$58
Provision for/(benefit from) income taxes (e)(f)	$446	$524	$559	$430	$304	$1,070	$188	$(4,932)
Net income attributable to PepsiCo	$1,413	$2,035	$2,100	$1,766	$1,343	$1,820	$2,498	$6,854
Net income attributable to PepsiCo per common share
Basic	$1.01	$1.45	$1.50	$1.27	$0.94	$1.28	$1.77	$4.86
Diluted	$1.00	$1.44	$1.49	$1.26	$0.94	$1.28	$1.75	$4.83
Cash dividends declared per common share	$0.9275	$0.955	$0.955	$0.955	$0.805	$0.9275	$0.9275	$0.9275

(a)	Mark-to-market net gains and losses on commodity derivatives in corporate unallocated expenses.

(b)	Expenses related to the 2019 and 2014 Productivity Plans. See Note 3 to our consolidated financial statements for further information.

(c)
In 2019, inventory fair value adjustments and merger and integration charges primarily related to our acquisition of SodaStream. In 2018, merger and integration charges related to our acquisition of SodaStream. See Note 14 to our consolidated financial statements for further information.

(d)
In 2019, pension settlement charges of $220 million related to the purchase of a group annuity contract and settlement charges of $53 million related to one-time lump sum payments to certain former employees who had vested benefits, recorded in other pension and retiree medical benefits expense/income. See Note 7 to our consolidated financial statements for further information.

(e)	Net tax related to the TCJ Act. See Note 5 to our consolidated financial statements for further information.

(f)
In 2019, gains associated with the sale of assets in the following segments: $31 million in FLNA and $46 million in PBNA. In 2018, gains associated with the sale of assets in the following segments: $64 million in PBNA and $12 million in AMESA.

(g)
In 2018, other net tax benefits of $4.3 billion resulting from the reorganization of our international operations, including the intercompany transfer of certain intangible assets. Also in 2018, non-cash tax benefits of $717 million associated with both the conclusion of certain international tax audits and our agreement with the IRS resolving all open matters related to the audits of taxable years 2012 and 2013. See Note 5 to our consolidated financial statements for further information.

(h)
In 2018, interest expense in connection with our cash tender and exchange offers, primarily representing the tender price paid over the carrying value of the tendered notes. See Note 8 to our consolidated financial statements for further information.

(i)	In 2018, bonus extended to certain U.S. employees related to the TCJ Act in the following segments: $44 million in FLNA, $2 million in QFNA and $41 million in PBNA.

(j)
In 2018, gains of $58 million and $144 million associated with refranchising our entire beverage bottling operations and snack distribution operations in CHS in the Europe segment and refranchising a portion of our beverage business in Thailand in the APAC segment, respectively. See Note 14 to our consolidated financial statements for further information.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 28, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of certain sales incentive accruals
As discussed in Note 2 of the consolidated financial statements, the Company offers sales incentives and discounts through various programs to customers and consumers. A number of the sales incentives are based on annual targets, resulting in the need to accrue for the expected liability. These incentives are accrued for in the “Accounts payable and other current liabilities” line on the balance sheet. These accruals are based on sales incentive agreements, expectations regarding customer and consumer participation and performance levels, and historical experience and trends.
We identified the evaluation of certain of the Company’s sales incentive accruals as a critical audit matter. Subjective and complex auditor judgment is required in evaluating these sales incentive accruals as a result of the timing difference between when the product is delivered and when the incentive is settled. This specifically related to (1) forecasted customer and consumer participation and performance level assumptions underlying the accrual, and (2) the impact of historical experience and trends.
The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s sales incentive process, including (1) the accrual methodology, (2) assumptions around forecasted customer and consumer participation, (3) performance levels, and (4) monitoring of actual sales incentives incurred compared to estimated sales incentives in respect of historical periods. To evaluate the timing and amount of certain accrued sales incentives we (1) analyzed the accrual by sales incentive type as compared to historical trends to identify specific sales incentives that may require additional testing, (2) recalculated expenses and closing accruals on a sample basis, based on volumes sold and terms of the sales incentives, (3) assessed the Company’s ability to accurately estimate its sales incentive accrual by comparing previously established accruals to actual settlements, and (4) tested a sample of settlements or claims that occurred after period end, and compared them to the recorded sales incentive accrual.
Assessment of the carrying value of certain reacquired and acquired franchise rights and certain juice and dairy brands
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment testing of its indefinite-lived intangible assets on an annual basis during the third quarter of each fiscal year and whenever events and changes in circumstances indicate that there is a greater than 50% likelihood that the asset is impaired. The carrying value of indefinite-lived intangible assets as of December 28, 2019 was $30.1 billion which represents 38% of total assets, and includes PepsiCo Beverages North America’s (PBNA) reacquired and acquired franchise rights which had a carrying value of $8.6 billion as of December 28, 2019.
We identified the assessment of the carrying value of PBNA’s reacquired and acquired franchise rights and certain of Europe’s juice and dairy brands in Russia as a critical audit matter. Significant auditor judgment is necessary to assess the impact of competitive operating and macroeconomic factors on future levels of sales, operating profit and cash flows. The impairment analysis of these indefinite-lived intangible assets requires significant auditor judgment to evaluate the Company’s forecasted revenue and profitability levels, including the expected long-term growth rates and the selection of the discount rates to be applied to the projected cash flows.
The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s indefinite-lived assets impairment process to develop the forecasted revenue, profitability levels, and expected long-term growth rates and select the discount rates to be applied to the projected cash flows. We also evaluated the sensitivity of the Company’s conclusion to changes in assumptions, including the assessment of changes in assumptions from prior periods. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted results to actual results. We compared the cash flow projections used in the impairment tests with available external industry data and other internal information. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating (1) the long-term growth rates used in the impairment tests by comparing against economic data and information specific to the respective assets, including projected long-term nominal Gross Domestic Product growth in the respective local countries, and (2) the discount rates used in the impairment tests by comparing them against discount rates that were independently developed using publicly available market data, including that of comparable companies.
Evaluation of unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 28, 2019, the Company recorded reserves for unrecognized tax benefits of $1.4 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, or new tax law or tax authority settlements.
We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter because the application of tax law and interpretation of a tax authority’s settlement history is complex and involves subjective judgment. Such judgments impact both the timing and amount of the reserves that are recognized, including judgments about re-measuring liabilities for positions taken in prior years’ tax returns in light of new information.

The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefits process, including controls to (1) identify uncertain income tax positions, (2) evaluate the tax law and tax authority’s settlement history used to estimate the unrecognized tax benefits, and (3) monitor for new information that may give rise to changes to the existing unrecognized tax benefits, such as progress of a tax examination, new tax law or tax authority settlements. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in assessing the unrecognized tax benefits by (1) evaluating the Company’s tax structure and transactions, including transfer pricing arrangements, and (2) assessing the Company’s interpretation of existing tax law as well as new and amended tax laws, tax positions taken, and associated external counsel opinions.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
New York, New York
February 13, 2020

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
Mark-to-market net impact: change in market value for commodity derivative contracts that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on prices on national exchanges and recently reported transactions in the marketplace.
Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes, foreign exchange translation and, when applicable, the impact of the 53rd reporting week. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for further information. Starting in 2018, our reported results reflect the accounting policy election taken in conjunction with the adoption of the revenue recognition guidance to exclude from net revenue and cost of sales all sales, use, value-added and certain excise taxes assessed by governmental authorities on revenue-producing transactions not already excluded. Our 2018 organic revenue growth excludes the impact of these taxes previously recognized in net revenue.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2019.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. Except as discussed, there have been no changes in our internal control over financial reporting during our fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth quarter of 2019, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 28, 2019 (the 2020 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2020 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2020 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2020 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2020 Proxy Statement under the captions “2019 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2020 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2020 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
Consolidated Statement of Comprehensive Income – Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
Consolidated Statement of Cash Flows – Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
Consolidated Balance Sheet – December 28, 2019 and December 29, 2018
Consolidated Statement of Equity – Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017
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
EXHIBIT

3.1
Amended and Restated Articles of Incorporation of PepsiCo, Inc., effective as of May 1, 2019, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

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

4.5
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

4.7
Form of 1.750% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

4.8
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

4.10
Form of 1.850% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.11
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

4.13
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

4.16
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

4.18
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

4.20
Form of Floating Rate Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.21
Form of 1.700% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.22
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.23
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

4.25
Form of 2.250% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.26
Form of 4.000% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.27
Form of 2.150% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.28
Form of 2.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.29
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.30
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 5.50% Senior Notes due 2040, 3.125% Senior Notes due 2020 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

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

4.32
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.33
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.34
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.35
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.36
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.37
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

4.39
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.40
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.41
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.42
Form of 7.00% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.43
Form of 5.50% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.44
Form of 0.750% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.45
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.46
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.47
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.48
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.49
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.50
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Note due 2023, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 1.850% Senior Notes due 2020, the 2.750% Senior Notes due 2025, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 2.150% Senior Notes due 2020, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the Floating Rate Note due 2021, the 1.700% Senior Notes due 2021, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046 the Floating Rate Notes due 2022, the 2.250% Senior Notes due 2022, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 2.000% Senior Notes due 2021, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049 and the 0.875% Senior Notes due 2039, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

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

4.52
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

4.53
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

4.54
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

4.62	Description of Securities.
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

10.6
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.7	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*
10.8
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.9
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.10
Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.11
Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-165107) filed with the Securities and Exchange Commission on February 26, 2010.*

10.12
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.13
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.14
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.15
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.16
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.17
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.*

10.18
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.*

10.19
The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.21 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.*

10.20
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.21
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2016.*

10.22	PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of April 1, 2016 (with additional amendments through December 10, 2019).*
10.23	PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), amended and restated effective as of January 1, 2019 (with additional amendments through December 10, 2019).*
10.24
PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.26 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.*

10.25	PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2020.*
10.26
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.49 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.27	PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2019.*
10.28	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
10.29
Amendment to the PBG 2004 Long Term Incentive Plan and the PBG Stock Incentive Plan, effective December 20, 2017, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.30
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017),which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.31
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.32
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.33
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 13, 2019, which is incorporated by reference to Exhibit 10.36 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.*

10.34
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2019.*

10.35	PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019.*
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2020

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 13, 2020
Ramon L. Laguarta	and Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 13, 2020
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 13, 2020
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 13, 2020
Shona L. Brown
/s/ Cesar Conde	Director	February 13, 2020
Cesar Conde
/s/ Ian M. Cook	Director	February 13, 2020
Ian M. Cook
/s/ Dina Dublon	Director	February 13, 2020
Dina Dublon
/s/ Richard W. Fisher	Director	February 13, 2020
Richard W. Fisher
/s/ Michelle Gass	Director	February 13, 2020
Michelle Gass
/s/ William R. Johnson	Director	February 13, 2020
William R. Johnson
/s/ David C. Page	Director	February 13, 2020
David C. Page
/s/ Robert C. Pohlad	Director	February 13, 2020
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 13, 2020
Daniel Vasella
/s/ Darren Walker	Director	February 13, 2020
Darren Walker
/s/ Alberto Weisser	Director	February 13, 2020
Alberto Weisser