Form 10-Q
period 2020-03-21
PEPSICO INC
filed 2020-04-28
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 21, 2020 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 21, 2020 was 1,387,500,433.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/21/2020	3/23/2019
Net Revenue	$13,881	$12,884
Cost of sales	6,127	5,688
Gross profit	7,754	7,196
Selling, general and administrative expenses	5,830	5,188
Operating Profit	1,924	2,008
Other pension and retiree medical benefits income	77	64
Net interest expense and other	(290)	(204)
Income before income taxes	1,711	1,868
Provision for income taxes	360	446
Net income	1,351	1,422
Less: Net income attributable to noncontrolling interests	13	9
Net Income Attributable to PepsiCo	$1,338	$1,413
Net Income Attributable to PepsiCo per Common Share
Basic	$0.96	$1.01
Diluted	$0.96	$1.00
Weighted-average common shares outstanding
Basic	1,390	1,406
Diluted	1,396	1,413

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2020	3/23/2019
Net income	$1,351	$1,422
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(754)	473
Net change on cash flow hedges	(61)	(27)
Net pension and retiree medical adjustments	57	17
Other	1	—
	(757)	463
Comprehensive income	594	1,885
Comprehensive income attributable to noncontrolling interests	(13)	(9)
Comprehensive Income Attributable to PepsiCo	$581	$1,876

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2020	3/23/2019
Operating Activities
Net income	$1,351	$1,422
Depreciation and amortization	533	498
Share-based compensation expense	61	57
Restructuring and impairment charges	38	26
Cash payments for restructuring charges	(60)	(52)
Pension and retiree medical plan expenses	40	47
Pension and retiree medical plan contributions	(234)	(260)
Deferred income taxes and other tax charges and credits	25	216
Net tax related to the Tax Cuts and Jobs Act (TCJ Act)	—	(29)
Change in assets and liabilities:
Accounts and notes receivable	(784)	(406)
Inventories	(312)	(435)
Prepaid expenses and other current assets	(263)	(382)
Accounts payable and other current liabilities	(1,419)	(1,207)
Income taxes payable	204	120
Other, net	71	40
Net Cash Used for Operating Activities	(749)	(345)

Investing Activities
Capital spending	(484)	(442)
Sales of property, plant and equipment	5	2
Acquisition of SodaStream International Ltd. (SodaStream)	(9)	(1,807)
Other acquisitions and investments in noncontrolled affiliates	(445)	(56)
Short-term investments, by original maturity - three months or less, net	7	9
Other investing, net	1	(6)
Net Cash Used for Investing Activities	(925)	(2,300)

Financing Activities
Proceeds from issuances of long-term debt	6,429	1,122
Payments of long-term debt	(1)	(1,851)
Short-term borrowings, by original maturity:
More than three months - proceeds	164	2
More than three months - payments	(2)	—
Three months or less, net	2,794	115
Cash dividends paid	(1,349)	(1,332)
Share repurchases - common	(573)	(940)
Proceeds from exercises of stock options	78	103
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(76)	(93)
Other financing	(2)	(2)
Net Cash Provided by/(Used for) Financing Activities	7,462	(2,876)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(66)	57
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	5,722	(5,464)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,570	10,769
Cash and Cash Equivalents and Restricted Cash, End of Period	$11,292	$5,305

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$148	$59

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/21/2020	12/28/2019
ASSETS
Current Assets
Cash and cash equivalents	$11,089	$5,509
Short-term investments	158	229
Accounts and notes receivable, less allowance: 3/20 - $228 and 12/19 - $105	8,477	7,822
Inventories:
Raw materials and packaging	1,502	1,395
Work-in-process	277	200
Finished goods	1,821	1,743
	3,600	3,338
Prepaid expenses and other current assets	944	747
Total Current Assets	24,268	17,645
Property, plant and equipment	42,696	43,003
Accumulated depreciation	(23,716)	(23,698)
Property, Plant and Equipment, net	18,980	19,305
Amortizable Intangible Assets, net	1,443	1,433
Goodwill	15,465	15,501
Other indefinite-lived intangible assets	14,536	14,610
Indefinite-Lived Intangible Assets	30,001	30,111
Investments in Noncontrolled Affiliates	2,719	2,683
Deferred Income Taxes	4,357	4,359
Other Assets	3,294	3,011
Total Assets	$85,062	$78,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$5,882	$2,920
Accounts payable and other current liabilities	16,196	17,541
Total Current Liabilities	22,078	20,461
Long-Term Debt Obligations	35,361	29,148
Deferred Income Taxes	4,060	4,091
Other Liabilities	10,004	9,979
Total Liabilities	71,503	63,679
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,389 and 1,391 shares, respectively)	23	23
Capital in excess of par value	3,741	3,886
Retained earnings	61,920	61,946
Accumulated other comprehensive loss	(15,057)	(14,300)
Repurchased common stock, in excess of par value (478 and 476 shares, respectively)	(37,162)	(36,769)
Total PepsiCo Common Shareholders’ Equity	13,465	14,786
Noncontrolling interests	94	82
Total Equity	13,559	14,868
Total Liabilities and Equity	$85,062	$78,547

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/21/2020		3/23/2019
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,391	$23	1,409	$23
Change in repurchased common stock	(2)	—	(5)	—
Balance, end of period	1,389	23	1,404	23
Capital in Excess of Par Value
Balance, beginning of period		3,886		3,953
Share-based compensation expense		62		57
Stock option exercises, RSUs and PSUs converted		(131)		(164)
Withholding tax on RSUs and PSUs converted		(76)		(93)
Balance, end of period		3,741		3,753
Retained Earnings
Balance, beginning of period		61,946		59,947
Cumulative effect of accounting changes		(34)		8
Net income attributable to PepsiCo		1,338		1,413
Cash dividends declared – common (a)		(1,330)		(1,308)
Balance, end of period		61,920		60,060
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,300)		(15,119)
Other comprehensive (loss)/income attributable to PepsiCo		(757)		463
Balance, end of period		(15,057)		(14,656)
Repurchased Common Stock
Balance, beginning of period	(476)	(36,769)	(458)	(34,286)
Share repurchases	(4)	(602)	(9)	(971)
Stock option exercises, RSUs and PSUs converted	2	209	4	279
Balance, end of period	(478)	(37,162)	(463)	(34,978)
Total PepsiCo Common Shareholders’ Equity		13,465		14,202
Noncontrolling Interests
Balance, beginning of period		82		84
Net income attributable to noncontrolling interests		13		9
Other, net		(1)		1
Balance, end of period		94		94
Total Equity		$13,559		$14,296

(a)	Cash dividends declared per common share were $0.955 and $0.9275 for the 12 weeks ended March 21, 2020 and March 23, 2019, respectively.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 28, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (2019 Form 10-K), as modified to reflect the adoption of the recently issued accounting pronouncement disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2019 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 21, 2020 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 21, 2020.
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
Our Divisions
As previously disclosed in our 2019 Form 10-K, during the fourth quarter of 2019, we realigned certain of our reportable segments to be consistent with a recent strategic realignment of our organizational structure and how our Chief Executive Officer assesses the performance of, and allocates resources to, our reportable segments. Our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. These changes did not impact our consolidated financial results. See Note 1 to our consolidated financial statements in our 2019 Form 10-K for further information.
We are organized into seven reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;

2)	Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;

3)	PepsiCo Beverages North America (PBNA), which includes our beverage businesses in the United States and Canada;

4)	Latin America (LatAm), which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe, which includes all of our beverage, food and snack businesses in Europe;

6)	Africa, Middle East and South Asia (AMESA), which includes all of our beverage, food and snack businesses in Africa, the Middle East and South Asia; and

7)	Asia Pacific, Australia and New Zealand and China region (APAC), which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand, and China region.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended
Net Revenue (a)	3/21/2020	3/23/2019
FLNA	$4,074	$3,815
QFNA	634	594
PBNA	4,838	4,510
LatAm	1,310	1,241
Europe	1,839	1,620
AMESA	631	579
APAC	555	525
Total	$13,881	$12,884

(a)
Our primary performance obligation is the distribution and sales of beverage, food and snack products to our customers. For the 12 weeks ended March 21, 2020 and March 23, 2019, our food and snack business represented approximately 55% of our consolidated net revenue. Internationally, LatAm’s food and snack business represented approximately 90% of the segment’s revenue, Europe’s beverage business and food and snack business represented approximately 55% and 45%, respectively, of the segment’s net revenue, AMESA’s beverage business and food and snack business represented approximately 35% and 65%, respectively, of the segment’s net revenue and APAC’s beverage business and food and snack business represented approximately 20% and 80%, respectively, of the segment’s net revenue. Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, was approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

	12 Weeks Ended
Operating Profit	3/21/2020	3/23/2019
FLNA (a)	$1,202	$1,159
QFNA (a)	150	138
PBNA (a)	297	389
LatAm	231	230
Europe (a)	146	115
AMESA	134	105
APAC (a)	142	106
Total division	$2,302	$2,242
Corporate unallocated expenses	(378)	(234)
Total	$1,924	$2,008

(a)
In the 12 weeks ended March 21, 2020, operating profit includes $143 million of certain charges taken as a result of the novel coronavirus (COVID-19) pandemic, including $68 million of incremental allowances for expected credit losses ($21 million in FLNA, $2 million in QFNA, $41 million in PBNA and $4 million in Europe), $44 million of write-downs against upfront payments to customers in PBNA, $26 million of inventory write-downs and product returns ($3 million in FLNA, $22 million in PBNA and $1 million in APAC) and $5 million of certain other charges ($3 million in FLNA, $1 million in PBNA and $1 million in APAC).

Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the impairment model used to measure credit losses for most financial assets. For our trade receivables, certain other receivables and certain other financial instruments, we are required to use a new forward-looking expected credit loss model that replaced the existing incurred credit loss model. The new model generally results in earlier recognition of allowances for credit losses. We adopted this guidance prospectively in the first quarter of 2020 and the adoption did not have a material impact on our condensed consolidated financial statements or disclosures. We recorded an after-tax cumulative effect decrease to retained earnings of $34 million ($44 million pre-tax) as of the beginning of 2020 and, during the first quarter of 2020, we increased our allowance for expected credit losses and recorded a pre-tax charge of $68 million. This increase in allowance reflects the forward-looking expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers, including foodservice and vending businesses.
Not Yet Adopted
In 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. The guidance is effective in the first quarter of 2021 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	11%	2%	30%	10%	25%	8%	5%	9%

A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/21/2020	3/23/2019
Cost of sales	$2	$8
Selling, general and administrative expenses	30	23
Other pension and retiree medical benefits expense/(income)	6	(5)
Total restructuring and impairment charges	$38	$26
After-tax amount	$32	$23
Net income attributable to PepsiCo per common share	$0.02	$0.02

	12 Weeks Ended		Plan to Date
	3/21/2020	3/23/2019	through 3/21/2020
FLNA	$5	$—	$58
QFNA	1	—	8
PBNA	3	6	94
LatAm	5	—	76
Europe	8	6	113
AMESA	2	8	43
APAC	—	3	49
Corporate	8	8	62
	32	31	503
Other pension and retiree medical benefits expense/ (income) (a)	6	(5)	43
Total	$38	$26	$546

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		Plan to Date
	3/21/2020	3/23/2019	through 3/21/2020
Severance and other employee costs (a)	$22	$(3)	$308
Asset impairments	1	8	93
Other costs (b)	15	21	145
Total	$38	$26	$546

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

(b)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 21, 2020 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2019	$128	$—	$21	$149
2020 restructuring charges	22	1	15	38
Cash payments	(31)	—	(29)	(60)
Non-cash charges and translation	(9)	(1)	4	(6)
Liability as of March 21, 2020	$110	$—	$11	$121

Substantially all of the restructuring accrual at March 21, 2020 is expected to be paid by the end of 2020.

Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/21/2020			12/28/2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$829	$(157)	$672	$846	$(158)	$688
Reacquired franchise rights	105	(105)	—	106	(105)	1
Brands	1,307	(1,058)	249	1,326	(1,066)	260
Other identifiable intangibles	850	(328)	522	810	(326)	484
Total	$3,091	$(1,648)	$1,443	$3,088	$(1,655)	$1,433

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/28/2019	Acquisitions/ (Divestitures)	Translation and Other	Balance 3/21/2020

FLNA (a)
Goodwill	$299	$162	$(11)	$450
Brands	162	176	(2)	336
Total	461	338	(13)	786
QFNA
Goodwill	189	—	—	189
Brands	11	—	—	11
Total	200	—	—	200
PBNA (b)
Goodwill	9,898	21	(39)	9,880
Reacquired franchise rights	7,089	—	(66)	7,023
Acquired franchise rights	1,517	—	(13)	1,504
Brands	763	—	—	763
Total	19,267	21	(118)	19,170
LatAm
Goodwill	501	—	(26)	475
Brands	125	—	(8)	117
Total	626	—	(34)	592
Europe (c)
Goodwill	3,961	(3)	(131)	3,827
Reacquired franchise rights	505	—	(20)	485
Acquired franchise rights	157	—	(3)	154
Brands	4,181	—	(131)	4,050
Total	8,804	(3)	(285)	8,516
AMESA
Goodwill	446	—	1	447
Total	446	—	1	447
APAC
Goodwill	207	—	(10)	197
Brands	100	—	(7)	93
Total	307	—	(17)	290

Total goodwill	15,501	180	(216)	15,465
Total reacquired franchise rights	7,594	—	(86)	7,508
Total acquired franchise rights	1,674	—	(16)	1,658
Total brands	5,342	176	(148)	5,370
Total	$30,111	$356	$(466)	$30,001

(a)	The change from December 28, 2019 to March 21, 2020 primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).

(b)	The change in translation and other primarily reflects the depreciation of the Canadian dollar.

(c)	The change in translation and other primarily reflects the depreciation of the Russian ruble.

Note 5 - Income Taxes
Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. The related provisional measurement period allowed by the U.S. Securities and Exchange Commission (SEC) ended in the fourth quarter of 2018. While our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the Internal Revenue Service (IRS) impacted our recorded amounts after December 29, 2018.
There were no tax amounts recognized in the 12 weeks ended March 21, 2020 related to the TCJ Act. In the 12 weeks ended March 23, 2019, we recognized tax benefits of $29 million ($0.02 per share) related to the TCJ Act.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. There were no income tax adjustments recorded in the 12 weeks ended March 21, 2020 related to the TRAF. Enactment of additional TRAF provisions subsequent to March 21, 2020 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
For further information and discussion of the impacts of the TCJ Act and the TRAF, refer to Note 5 to our consolidated financial statements in our 2019 Form 10-K.
Subsequent to the end of our first quarter, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we expect to defer to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended
	3/21/2020	3/23/2019
Share-based compensation expense - equity awards	$61	$57
Share-based compensation expense - liability awards	3	1
Restructuring charges	1	—
Total (a)	$65	$58

(a)	Primarily recorded in selling, general and administrative expenses.

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/21/2020		3/23/2019
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.6	$131.25	1.1	$116.00
RSUs and PSUs	2.4	$131.28	2.7	$115.98

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $18 million and $15 million during the 12 weeks ended March 21, 2020 and March 23, 2019, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/21/2020	3/23/2019
Expected life	6 years	5 years
Risk-free interest rate	1.0%	2.6%
Expected volatility	14%	14%
Expected dividend yield	3.5%	3.1%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/21/2020	3/23/2019	3/21/2020	3/23/2019	3/21/2020	3/23/2019
Service cost	$100	$88	$17	$13	$6	$5
Other pension and retiree medical benefits expense/(income):
Interest cost	100	125	16	17	6	8
Expected return on plan assets	(214)	(206)	(37)	(33)	(4)	(4)
Amortization of prior service cost/(credits)	3	2	—	—	(3)	(4)
Amortization of net losses/(gains)	45	37	10	5	(5)	(6)
Special termination benefits (a)	6	(5)	—	—	—	—
Total other pension and retiree medical benefits income	(60)	(47)	(11)	(11)	(6)	(6)
Total	$40	$41	$6	$2	$—	$(1)

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. In the 12 weeks ended March 21, 2020, we made a discretionary contribution of $150 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States. In the 12 weeks ended March 23, 2019, we made discretionary contributions of $150 million to Plan A in the United States and $17 million to our international plans.
Note 8 - Debt Obligations
In the 12 weeks ended March 21, 2020, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
2.250%	March 2025	$1,500
2.625%	March 2027	$500
2.750%	March 2030	$1,500
3.500%	March 2040	$750
3.625%	March 2050	$1,500
3.875%	March 2060	$750

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes will be used for general corporate purposes, including the repayment of commercial paper.
In the 12 weeks ended March 21, 2020, there were no maturities or prepayments of senior notes.
As of March 21, 2020, we had $2.8 billion of commercial paper outstanding.
On March 12, 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Food Group Ltd. (Pioneer Foods). These borrowings are subject to a weighted-average initial annual interest rate of 7.5%, which resets every month, have maturity dates within one year and can be prepaid at any time. No further borrowings under these Bridge Loan Facilities are permitted. On April 14, 2020, we repaid 6.6 billion South African rand, or approximately $360 million, with no gain or loss recorded, and we have initiated repayment of the remaining outstanding borrowings and therefore expect these Bridge Loan Facilities to be fully repaid in the second quarter of 2020.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 12 weeks ended March 21, 2020 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2019 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings), and we have been placed on credit watch for possible downgrade or if our credit rating falls below these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 21, 2020 was $672 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 21, 2020.

The notional amounts of our financial instruments used to hedge the above risks as of March 21, 2020 and December 28, 2019 are as follows:

	Notional Amounts(a)
	3/21/2020	12/28/2019
Commodity	$1.2	$1.1
Foreign exchange	$1.8	$1.9
Interest rate	$5.0	$5.0
Net investment (b)	$2.4	$2.5

(a)	In billions.

(b)	The total notional of our net investment hedge consists of non-derivative debt instruments.
As of March 21, 2020, approximately 14% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 9% as of December 28, 2019.
Fair Value Measurements
The fair values of our financial assets and liabilities as of March 21, 2020 and December 28, 2019 are categorized as follows:

		3/21/2020		12/28/2019
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Short-term investments (b)	1	$158	$—	$229	$—
Prepaid forward contracts (c)	2	$13	$—	$17	$—
Deferred compensation (d)	2	$—	$379	$—	$468
Derivatives designated as fair value hedging instruments:
Interest rate (e)	2	$7	$1	$—	$5
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$53	$13	$5	$32
Interest rate (f)	2	—	613	—	390
Commodity (g)	1	—	31	2	5
Commodity (h)	2	—	30	2	5
		$53	$687	$9	$432
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$8	$1	$3	$2
Commodity (g)	1	1	111	23	7
Commodity (h)	2	5	40	6	24
		$14	$152	$32	$33
Total derivatives at fair value (i)		$74	$840	$41	$470
Total		$245	$1,219	$287	$938

(a)
Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)	Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(c)	Based primarily on the price of our common stock.

(d)	Based on the fair value of investments corresponding to employees’ investment elections.

(e)
Based on LIBOR forward rates. The carrying amount of hedged fixed-rate debt was $2.2 billion as of March 21, 2020 and December 28, 2019, and classified on our balance sheet within short-term and long-term debt obligations. As of March 21, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $6 million gain and a $5 million loss, respectively. As of March 21, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a

$42 million loss and a $49 million loss, respectively, which is being amortized over the remaining life of the related debt obligations.

(f)	Based on recently reported market transactions of spot and forward rates.

(g)	Based on quoted contract prices on futures exchange markets.

(h)	Based on recently reported market transactions of swap arrangements.

(i)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 21, 2020 and December 28, 2019 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted of $201 million and $58 million as of March 21, 2020 and December 28, 2019, respectively, is classified as restricted cash.

The carrying amounts of our cash and cash equivalents approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 21, 2020 and December 28, 2019 was $43 billion and $34 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/21/2020	3/23/2019	3/21/2020	3/23/2019	3/21/2020	3/23/2019
Foreign exchange	$(11)	$(3)	$(51)	$31	$4	$(5)
Interest rate	(11)	(28)	223	(7)	150	(11)
Commodity	166	(42)	64	(4)	3	1
Net investment	—	—	(84)	(10)	—	—
Total	$144	$(73)	$152	$10	$157	$(15)

(a)
Foreign exchange derivative losses/gains are primarily included in selling, general and administrative expenses. Interest rate derivative losses/gains are primarily from fair value hedges and are included in net interest expense and other. These losses/gains are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

(b)
Foreign exchange derivative losses/gains are included in cost of sales. Interest rate derivative losses/gains are included in net interest expense and other. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Based on current market conditions, we expect to reclassify net losses of $46 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/21/2020		3/23/2019
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$0.96		$1.01
Net income available for PepsiCo common shareholders	$1,338	1,390	$1,413	1,406
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	7
Diluted	$1,338	1,396	$1,413	1,413
Diluted net income attributable to PepsiCo per common share	$0.96		$1.00

(a)	Weighted-average common shares outstanding (in millions).

(b)	The dilutive effect of these securities is calculated using the treasury stock method.
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended
	3/21/2020	3/23/2019
Out-of-the-money options (a)	—	1.2
Average exercise price per option	$—	$115.98

(a)	In millions.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive (loss)/income before reclassifications (b)	(735)	(236)	21	1	(949)
Amounts reclassified from accumulated other comprehensive loss	—	157	50	—	207
Net other comprehensive (loss)/income	(735)	(79)	71	1	(742)
Tax amounts	(19)	18	(14)	—	(15)
Balance as of March 21, 2020 (a)	$(12,044)	$(64)	$(2,931)	$(18)	$(15,057)

(a)	Pension and retiree medical amounts are net of taxes of $1,370 million as of December 28, 2019 and $1,356 million as of March 21, 2020.

(b)	Currency translation adjustment primarily reflects depreciation of the Russian ruble, Canadian dollar and Mexican peso.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$(17)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	458
Tax amounts	(2)	8	(1)	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$(17)	$(14,656)

(a)	Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018 and $1,465 million as of March 23, 2019.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/21/2020	3/23/2019	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$4	$(5)	Cost of sales
Interest rate derivatives	150	(11)	Net interest expense and other
Commodity contracts	3	1	Cost of sales
Net losses/(gains) before tax	157	(15)
Tax amounts	(39)	4
Net losses/(gains) after tax	$118	$(11)

Pension and retiree medical items:
Amortization of prior service credits	$—	$(2)	Other pension and retiree medical benefits income
Amortization of net losses	50	36	Other pension and retiree medical benefits income
Net losses before tax	50	34
Tax amounts	(11)	(7)
Net losses after tax	$39	$27

Total net losses reclassified, net of tax	$157	$16

Note 12 - Acquisitions and Divestitures
Acquisition of Pioneer Food Group Ltd.
On March 23, 2020, we acquired all of the outstanding shares of Pioneer Foods, a food and beverage company in South Africa with exports to countries across the globe, for 110.00 South African rand per share in cash. The total consideration transferred was approximately $1.2 billion (or $1.2 billion, net of cash and cash equivalents acquired), and was funded by the Bridge Loan Facilities entered into by one of our international consolidated subsidiaries. See Note 8 for further information.
We will account for the transaction as a business combination in the second quarter of 2020. We will recognize and measure the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, primarily in our AMESA segment. The assets acquired and liabilities assumed in Pioneer Foods as of the acquisition date, which primarily include goodwill and other intangible assets and property, plant and equipment, will be based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2021.
Acquisition of Rockstar Energy Beverages (Rockstar)
On April 24, 2020, we acquired Rockstar, a manufacturer, distributor and marketer of energy beverages and related products, for an upfront cash payment of approximately $3.85 billion and contingent consideration related to future tax benefits associated with the acquisition of approximately $0.7 billion. The contingent consideration will be paid over up to 15 years, with an option to accelerate, and is measured based on discounted future cash flows with estimated maximum payments of approximately $1.1 billion using current tax rates. The purchase price will also be adjusted for net working capital amounts as of the acquisition date compared to targeted amounts set forth in the acquisition agreement.

We will account for the transaction as a business combination in the second quarter of 2020. We will recognize and measure the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, primarily in our PBNA segment. The assets acquired and liabilities assumed in Rockstar as of the acquisition date, which primarily include goodwill and other intangible assets, and the contingent consideration liability will be based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2021.
In addition to our acquisition of Rockstar, as part of our overall energy strategy, we entered into an agreement with Vital Pharmaceuticals, Inc. for us and our bottlers to exclusively distribute Bang Energy drinks in the United States.
Acquisition of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery)
On February 21, 2020, we entered into an agreement to acquire all of the outstanding shares of Be & Cheery, one of the largest online snacks companies in China, from Haoxiangni Health Food Co., Ltd. for $705 million. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date compared to targeted amounts set forth in the acquisition agreement. The transaction is subject to certain regulatory approvals and other customary closing conditions and will be recorded in our APAC segment. The transaction is expected to close in the second half of 2020.
Acquisition of SodaStream International Ltd.
On December 5, 2018, we acquired all of the outstanding shares of SodaStream, a manufacturer and distributor of sparkling water makers, for $144.00 per share in cash, in a transaction valued at approximately $3.3 billion. The total consideration transferred was $3.3 billion (or $3.2 billion, net of cash and cash equivalents acquired). The purchase price allocation was finalized in the fourth quarter of 2019. See Note 14 to our consolidated financial statements in our 2019 Form 10-K for further information.
Inventory Fair Value Adjustments and Merger and Integration Charges
In the 12 weeks ended March 21, 2020, we recorded merger and integration charges of $25 million ($22 million after-tax or $0.02 per share), including $23 million in our FLNA segment related to our acquisition of BFY Brands and $2 million in our AMESA segment related to our acquisition of Pioneer Foods. These charges primarily relate to contract termination and employee-related costs and are recorded in selling, general and administrative expenses.
In the 12 weeks ended March 23, 2019, we recorded inventory fair value adjustments and merger and integration charges of $15 million ($0.01 per share) in our Europe segment, primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at acquisition date recorded in cost of sales.
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

Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our 2019 Form 10-K.
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
Income Taxes
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning strategies and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the impact of the spread of COVID-19; future demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in laws related to the use or disposal of plastics or other packaging of PepsiCo’s products; changes in, or failure to comply with, applicable laws and regulations; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of labeling or warning requirements on PepsiCo’s products; PepsiCo’s ability to compete effectively; failure to realize anticipated benefits from PepsiCo’s productivity or reinvestment initiatives or operating model; political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; uncertain or unfavorable economic conditions in the countries in which PepsiCo operates; the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption; increased costs, disruption of supply or shortages of raw materials and other supplies; water scarcity; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete, integrate or manage acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that can result in an impairment charge; increase in income tax rates, changes in income tax laws, including as a result of enactment and implementation of the TRAF, or disagreements with tax authorities; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of, or a significant reduction in sales to, any key customer; disruption to the retail landscape, including rapid growth in e-commerce channel and hard discounters; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or legal, regulatory or market measures to address climate change; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; failure to adequately protect our intellectual property rights or infringement of intellectual property rights of others; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other factors that may adversely affect the price of PepsiCo’s publicly traded securities and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2019 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and “Item 1A. Risk Factors” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
COVID-19
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. We have implemented safety protocols at our facilities and have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain, although we can reasonably envision that possibility.
Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. As we sell a wide variety of beverages, foods and snacks in more than 200 countries and territories, the profile of the products we sell and the amount of revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. In addition, changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. For example, to date, we have seen a shift in product and channel preferences, including an increase in at-home consumption and a decrease in immediate consumption and away-from-home channels, such as convenience and gas and foodservice, which negatively impacts our beverage businesses. Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of restaurants, stores, entertainment or sports complexes or other venues in which our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Coronavirus Aid, Relief, and Economic Security Act
Subsequent to the end of our first quarter, the CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we expect to defer to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. Refer to the COVID-19 discussion above for further information.
See Note 5 to our condensed consolidated financial statements for further information.

Risks Associated with International Operations
In the 12 weeks ended March 21, 2020, substantially all of our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 21, 2020, our operations outside of the United States generated 35% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom and Brazil comprising approximately 19% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 21, 2020, unfavorable foreign exchange had a net nominal impact on net revenue growth primarily due to declines in the Brazilian real and euro, offset by appreciation in the Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of tariffs in or related to these international markets may, result in challenging operating environments.
We continue to monitor the economic and political developments related to the United Kingdom’s withdrawal from the European Union, including how the United Kingdom will interact with other European Union countries following its departure, as well as the economic, operating and political environment in Russia and the potential impact for the Europe segment and our other businesses.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 21, 2020 and December 28, 2019 and Note 9 to our consolidated financial statements in our 2019 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” in this Form 10-Q, and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2019 Form 10-K should be considered when evaluating our trends and future results.
Imposition of Taxes and Regulations on our Products
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). In addition, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging, encourage waste reduction and increased recycling rates or facilitate the waste management process or restrict the sale of products in certain packaging.
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

Tax Cuts and Jobs Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. The related provisional measurement period allowed by the SEC ended in the fourth quarter of 2018. While our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted our recorded amounts after December 29, 2018. For further information on the impact of the TCJ Act, see Note 5 to our condensed consolidated financial statements and “Our Liquidity and Capital Resources” in this Form 10-Q, as well as Note 5 to our consolidated financial statements in our 2019 Form 10-K.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. There were no income tax adjustments recorded in the 12 weeks ended March 21, 2020 related to the TRAF. Enactment of additional TRAF provisions subsequent to March 21, 2020 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
See Note 5 to our condensed consolidated financial statements for further information.
Retail Landscape
Additionally, our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We continue to monitor changes in the retail landscape, including as a result of the impact of the COVID-19 pandemic, and seek to identify actions we may take to build our global e-commerce and digital capabilities, distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2019 Form 10-K for further information on volume.
We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended March 21, 2020 include beverage volume outside of North America for the months of January and February.
Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration (FDA) recommended guidelines for single-serving sizes of food and beverage products. The FDA revised the guidelines on recommended serving size for beverage products, effective January 1, 2020. Previously, FDA guidelines recommended a serving size of 8 fluid ounces for all beverages. The revised guidelines recommend a serving size of 8 fluid ounces for beverages that consist of milk, fruit juices, nectars and fruit drinks and 12 fluid ounces for other beverages. No changes were recommended to the serving size of food products. For the 12 weeks ended March 21, 2020, total servings increased 6%, which reflects the impact of the revised guidelines on our prior-year servings.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/21/2020	3/23/2019	Change
Net revenue	$13,881	$12,884	8%
Operating profit	$1,924	$2,008	(4)%
Operating profit margin	13.9%	15.6%	(1.7)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
We estimate that changes in consumer consumption patterns arising from the COVID-19 pandemic contributed approximately 2 percentage points to net revenue and organic revenue growth. This estimate of the COVID-19 impact to reported net revenue and organic revenue growth is based on our internal analysis of expected revenue performance as reflected in our internal records before and after when we believe, based on information currently available to us, the primary markets in each segment appear to have experienced changes in consumer patterns in response to the spread of COVID-19.
Operating profit decreased 4% and operating profit margin decreased 1.7 percentage points. Operating profit performance was primarily driven by a 10-percentage-point impact of an unfavorable mark-to-market net impact on commodity derivatives, primarily related to fuel-related derivatives, included in corporate unallocated expenses (see “Items Affecting Comparability”). Net revenue growth and productivity savings positively contributed to operating profit performance and were partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, certain charges taken in connection with COVID-19 negatively impacted operating profit performance by 7 percentage points.
Results of Operations – Division Review
As previously disclosed in our 2019 Form 10-K, our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. These changes did not impact our consolidated financial results.
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 21, 2020.
See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding measures not in accordance with GAAP.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 3/21/2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	7%	—	—	7%	5	2
QFNA	7%	—	—	7%	8	(2)
PBNA	7%	—	(1)	6%	7	(0.5)
LatAm	6%	2	—	8%	3	5
Europe	14%	—	—	14%	10	3
AMESA	9%	(1.5)	6	14%	10	3
APAC	6%	2	—	7%	1	7
Total	8%	—	—	8%	6	2

(a)	Amounts may not sum due to rounding.

(b)
Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE), as well as the mix of beverage volume sold by our company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/21/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core, Non-GAAP Measure
FLNA (b)	$1,202	$—	$5	$23	$1,230
QFNA (b)	150	—	1	—	151
PBNA (b)	297	—	3	—	300
LatAm	231	—	5	—	236
Europe (b)	146	—	8	—	154
AMESA	134	—	2	2	138
APAC (b)	142	—	—	—	142
Corporate unallocated expenses	(378)	142	8	—	(228)
Total	$1,924	$142	$32	$25	$2,123

(a)	See “Items Affecting Comparability.”

(b)
In the 12 weeks ended March 21, 2020, reported and core operating profit includes $143 million of certain charges taken as a result of the COVID-19 pandemic, including $68 million of incremental allowances for expected credit losses ($21 million in FLNA, $2 million in QFNA, $41 million in PBNA and $4 million in Europe), $44 million of write-downs against upfront payments to customers in PBNA, $26 million of inventory write-downs and product returns ($3 million in FLNA, $22 million in PBNA and $1 million in APAC) and $5 million of certain other charges ($3 million in FLNA, $1 million in PBNA and $1 million in APAC).

	12 Weeks Ended 3/23/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,159	$—	$—	$—	$1,159
QFNA	138	—	—	—	138
PBNA	389	—	6	—	395
LatAm	230	—	—	—	230
Europe	115	—	6	15	136
AMESA	105	—	8	—	113
APAC	106	—	3	—	109
Corporate unallocated expenses	(234)	(60)	8	—	(286)
Total	$2,008	$(60)	$31	$15	$1,994

(a)	See “Items Affecting Comparability.”
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/21/2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4%	—	—	2	6%	—	6%
QFNA	8%	—	0.5	—	9%	—	9%
PBNA	(24)%	—	—	—	(24)%	—	(24)%
LatAm	1%	—	2	—	3%	—	3%
Europe	28%	—	1	(15)	13%	—	13%
AMESA	26%	—	(8)	3	21%	(1)	20%
APAC	33%	—	(3)	—	31%	1	32%
Corporate unallocated expenses	61%	(82)	—	—	(20)%	—	(20)%
Total	(4)%	10	—	0.5	6%	—	6%

(a)	See “Items Affecting Comparability” for further information.

(b)	Amounts may not sum due to rounding.
FLNA
Net revenue grew 7% and volume grew 5%. The net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth primarily reflects double-digit growth in trademark Cheetos and Tostitos, and in variety packs, partially offset by a high-single-digit decline in trademark Santitas. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit increased 4%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, including a 2-percentage-point impact of certain charges taken as a result of the COVID-19 pandemic. Merger and integration charges related to our acquisition of BFY Brands reduced operating profit growth by 2 percentage points.

QFNA
Net revenue grew 7% and volume grew 8%. The net revenue growth reflects the volume growth, partially offset by unfavorable net pricing and mix. The volume growth was broad-based across our product portfolio, and was primarily driven by double-digit growth in oatmeal, ready-to-eat cereals and trademark Roni. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit grew 8%, reflecting the volume growth and productivity savings, partially offset by certain operating cost increases, unfavorable net pricing and higher advertising and marketing expenses.
PBNA
Net revenue grew 7%, driven by an increase in volume, partially offset by unfavorable net pricing.  Volume increased 6%, driven by a 14% increase in non-carbonated beverage (NCB) volume and a slight increase in carbonated soft drink volume. The NCB volume increase primarily reflected double-digit increases in both our overall water portfolio and Gatorade sports drinks and a mid-single-digit increase in Lipton ready-to-drink teas. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth. In addition, acquisitions contributed 1 percentage point to the net revenue growth.
Operating profit decreased 24%, primarily reflecting a 27-percentage-point impact of certain charges taken as a result of the COVID-19 pandemic. The positive impact of the COVID-19 pandemic on consumer demand partially offset the decline in operating profit performance. In addition, operating cost increases, including incremental information technology costs, as well as higher advertising and marketing expenses were partially offset by the volume growth and productivity savings.
LatAm
Net revenue increased 6%, reflecting effective net pricing and volume growth, partially offset by a 2-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 2.5%, reflecting mid-single-digit growth in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage volume grew 5%, reflecting double-digit growth in Chile and mid-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Colombia and a low-single-digit decline in Honduras. Additionally, Brazil and Guatemala each experienced low-single-digit growth and Argentina experienced mid-single-digit growth.
Operating profit increased 1%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, higher advertising and marketing expenses and a 3-percentage-point impact of higher commodity costs. Additionally, the impact of a prior-year insurance settlement recovery related to the 2017 earthquake in Mexico reduced operating profit growth by 14 percentage points. Higher restructuring charges reduced operating profit by 2 percentage points.
Europe
Net revenue increased 14%, reflecting volume growth and effective net pricing. SodaStream contributed 6 percentage points to net revenue growth, which included the benefit of an extra month of sales as we aligned SodaStream’s reporting calendar with that of the Europe division. Since being acquired in the fourth quarter of 2018, SodaStream had been reporting on a one-month lag.
Snacks volume grew 5%, reflecting high-single-digit growth in the United Kingdom and France, double-digit growth in Turkey and mid-single-digit growth in Poland, partially offset by a low-single-digit decline in Russia. Additionally, the Netherlands experienced slight growth and Spain experienced low-single-digit growth.
Beverage volume grew 13%, reflecting double-digit growth in France, Germany and Turkey, partially offset by a low-single-digit decline in Russia. Additionally, Poland experienced mid-single-digit growth and the United Kingdom experienced high-single-digit growth.
Operating profit increased 28%, reflecting the net revenue growth, productivity savings, a 15-percentage-point impact of the prior-year inventory fair value adjustments and merger and integration charges associated with our SodaStream acquisition and an 8-percentage-point impact of lower commodity costs, largely due to transaction-related foreign exchange. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 14-percentage-point impact of a prior-year insurance settlement recovery in Russia.
AMESA
Net revenue increased 9%, reflecting volume growth and effective net pricing, partially offset by a 6-percentage-point impact of a prior-year refranchising of a portion of our beverage business in India.
Snacks volume grew 13%, reflecting double-digit growth in India and Pakistan. Additionally, the Middle East experienced double-digit growth and South Africa experienced mid-single-digit growth.
Beverage volume grew 11%, reflecting double-digit growth in India and Nigeria. Additionally, Pakistan and the Middle East each experienced high-single-digit growth.
Operating profit increased 26%, reflecting the net revenue growth, productivity savings and a 5-percentage-point impact of the prior-year refranchising of a portion of our beverage business in India. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Lower restructuring and impairment charges contributed 8 percentage points to operating profit growth.
APAC
Net revenue increased 6%, reflecting effective net pricing and net volume growth, partially offset by a 2-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 3.5%, reflecting double-digit growth in Indonesia and mid-single-digit growth in Australia, partially offset by a low-single-digit decline in China and a slight decline in Taiwan. Additionally, Thailand experienced low-single-digit growth.
Beverage volume declined 2%, reflecting a mid-single-digit decline in China, partially offset by double-digit growth in the Philippines, mid-single-digit growth in Vietnam and low-single-digit growth in Thailand.
Operating profit increased 33%, reflecting the net revenue growth, productivity savings and a 3-percentage- point impact of lower commodity costs, partially offset by certain operating cost increases. Lower restructuring and impairment charges contributed 3 percentage points to operating profit growth.

Other Consolidated Results

	12 Weeks Ended
	3/21/2020		3/23/2019		Change
Other pension and retiree medical benefits income	$77		$64		$13
Net interest expense and other	$(290)		$(204)		$(86)
Tax rate	21.0%		23.9%
Net income attributable to PepsiCo	$1,338		$1,413		(5)%
Net income attributable to PepsiCo per common share – diluted	$0.96		$1.00		(4)%
Mark-to-market net impact	0.08		(0.03)
Restructuring and impairment charges	0.02		0.02
Inventory fair value adjustments and merger and integration charges	0.02		0.01
Net tax related to the TCJ Act	—		(0.02)
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$1.07	(b)	$0.97	(b)	10%
Impact of foreign exchange translation					—
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)					10%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Other pension and retiree medical benefits income increased $13 million, reflecting the recognition of fixed income gains on plan assets and the impact of approved plan contributions, partially offset by the decrease in discount rates.
Net interest expense and other increased $86 million, reflecting losses on the market value of investments used to economically hedge a portion of our deferred compensation liability, as well as lower interest income due to lower interest rates on average cash balances. These impacts were partially offset by lower interest expense due to lower interest rates on average debt balances.
The reported tax rate decreased 2.9 percentage points, primarily reflecting the prior-year increase in reserves for uncertain tax positions in foreign jurisdictions. This impact was partially offset by the prior-year net tax related to the TCJ Act, which increased the current-year reported tax rate by 1.5 percentage points.
Net income attributable to PepsiCo decreased 5% and net income attributable to PepsiCo per common share decreased 4%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo performance by 14 percentage points and net income attributable to PepsiCo per common share performance by 15 percentage points.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit, adjusted for items affecting comparability and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, inventory fair value adjustments and merger and integration charges associated with our acquisitions and net tax related to the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/21/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$6,127	$7,754	$5,830	$1,924	$77	$360	$1,338
Items Affecting Comparability
Mark-to-market net impact	(38)	38	(104)	142	—	35	107
Restructuring and impairment charges	(2)	2	(30)	32	6	6	32
Merger and integration charges	—	—	(25)	25	—	3	22
Core, Non-GAAP Measure	$6,087	$7,794	$5,671	$2,123	$83	$404	$1,499

	12 Weeks Ended 3/23/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$5,688	$7,196	$5,188	$2,008	$64	$446	$1,413
Items Affecting Comparability
Mark-to-market net impact	19	(19)	41	(60)	—	(14)	(46)
Restructuring and impairment charges	(8)	8	(23)	31	(5)	3	23
Inventory fair value adjustments and merger and integration charges	(14)	14	(1)	15	—	2	13
Net tax related to the TCJ Act	—	—	—	—	—	29	(29)
Core, Non-GAAP Measure	$5,685	$7,199	$5,205	$1,994	$59	$466	$1,374

(a)	Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $546 million plan to date through March 21, 2020 and cash expenditures of approximately $1.6 billion, of which we have incurred approximately $321 million plan to date through March 21, 2020. We expect to incur pre-tax charges of approximately $400 million and cash expenditures of approximately $350 million for the remainder of 2020, with the balance to be reflected in our 2021 through 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2020 and 2021 results.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2019 Form 10-K for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Inventory Fair Value Adjustments and Merger and Integration Charges
In the 12 weeks ended March 21, 2020, we recorded merger and integration charges of $25 million ($22 million after-tax or $0.02 per share), including $23 million in our FLNA segment related to our acquisition of BFY Brands and $2 million in our AMESA segment related to our acquisition of Pioneer Foods. These charges primarily relate to contract termination and employee-related costs.
In the 12 weeks ended March 23, 2019, we recorded inventory fair value adjustments and merger and integration charges of $15 million ($0.01 per share) in our Europe segment, primarily related to fair value adjustments to the acquired inventory included in SodaStream’s balance sheet at acquisition date.
Net Tax Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. We recognized tax benefits of $29 million ($0.02 per share) in the 12 weeks ended March 23, 2019 related to the TCJ Act.
See Note 5 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, bridge loan facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments, payments for acquisitions and the transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper, bridge loan facilities and long-term debt, and cash and cash equivalents. Our sources and uses of cash were not materially impacted by COVID-19 in the 12 weeks ended March 21, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a material impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” as well as Note 8 to our consolidated financial statements included in our 2019 Form 10-K for further information.

As of March 21, 2020, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of March 21, 2020, our mandatory transition tax liability was $3.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
The CARES Act was enacted during our second quarter of 2020 and includes several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we expect to defer to future periods. We do not currently expect this legislation to have a material detrimental impact on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Operating Activities
During the 12 weeks ended March 21, 2020, net cash used for operating activities was $0.7 billion, compared to net cash used for operating activities of $0.3 billion in the prior-year period. The operating cash flow performance primarily reflects unfavorable working capital comparisons to 2019.
Investing Activities
During the 12 weeks ended March 21, 2020, net cash used for investing activities was $0.9 billion, primarily reflecting net capital spending of $0.5 billion and acquisitions of $0.5 billion.
In light of the potential impact of the COVID-19 pandemic on our business, we are currently reviewing our plans with respect to net capital spending.
Financing Activities
During the 12 weeks ended March 21, 2020, net cash provided by financing activities was $7.5 billion, primarily reflecting proceeds from issuances of long-term debt of $6.4 billion and net proceeds of short-term borrowings of $3.0 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $1.9 billion.
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

	12 Weeks Ended
	3/21/2020	3/23/2019
Net cash used for operating activities, GAAP measure	$(749)	$(345)
Capital spending	(484)	(442)
Sales of property, plant and equipment	5	2
Free cash flow, non-GAAP measure	$(1,228)	$(785)
We use free cash flow primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2019 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements, “Item 1A. Risk Factors” and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2019 Form 10-K for further information.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 21, 2020, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 21, 2020 and March 23, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 28, 2019, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the year then ended (not presented herein); and in our report dated February 13, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2019, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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

/s/ KPMG LLP

New York, New York
April 28, 2020

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2019 Form 10-K.
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
There were no changes in our internal control over financial reporting during our first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our first quarter of 2020, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2019 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1A. Risk Factors” in this Form 10-Q and “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2019 Form 10-K.
ITEM 1A. Risk Factors.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
You should carefully consider the risks described below and in our 2019 Form 10-K in addition to the other information set forth in this Form 10-Q and in our 2019 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks described below and in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
The impact of the spread of COVID-19 is creating significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. As we sell a wide variety of beverages, foods and snacks in more than 200 countries and territories, the profile of the products we sell and the amount of revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. In addition, changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. For example, to date, we have seen a shift in product and channel preferences, including an increase in at-home consumption and a decrease in immediate consumption and away-from-home channels, such as convenience and gas and foodservice, which negatively impacts our beverage businesses. Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of restaurants, stores, entertainment or sports complexes or other venues in which our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2020 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/28/2019				$11,084

12/29/2019 - 1/25/2020	1.4	$137.58	1.4	(193)
				10,891
1/26/2020 - 2/22/2020	1.0	$143.47	1.0	(144)
				10,747
2/23/2020 - 3/21/2020	2.1	$128.00	2.1	(265)
Total	4.5	$134.47	4.5	$10,482

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

See “Index to Exhibits” on page 43.

INDEX TO EXHIBITS
ITEM 6

EXHIBIT
Exhibit 3.1
Amended and Restated Articles of Incorporation of PepsiCo, Inc., effective as of May 1, 2019, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

Exhibit 3.2
By-Laws of PepsiCo, Inc., as amended and restated, effective as of April 15, 2020, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020.

Exhibit 10.1	Form of Annual Long-Term Incentive Agreement.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 28, 2020	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 28, 2020	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)