Form 10-Q
period 2020-06-13
PEPSICO INC
filed 2020-07-13
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2020 (24 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
1.750% Senior Notes Due 2021	PEP21a	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
0.250% Senior Notes Due 2024	PEP24	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28a	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 6, 2020 was 1,384,632,842.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Net Revenue	$15,945	$16,449	$29,826	$29,333
Cost of sales	7,088	7,404	13,215	13,092
Gross profit	8,857	9,045	16,611	16,241
Selling, general and administrative expenses	6,538	6,316	12,368	11,504
Operating Profit	2,319	2,729	4,243	4,737
Other pension and retiree medical benefits income	84	61	161	125
Net interest expense and other	(235)	(223)	(525)	(427)
Income before income taxes	2,168	2,567	3,879	4,435
Provision for income taxes	510	524	870	970
Net income	1,658	2,043	3,009	3,465
Less: Net income attributable to noncontrolling interests	12	8	25	17
Net Income Attributable to PepsiCo	$1,646	$2,035	$2,984	$3,448
Net Income Attributable to PepsiCo per Common Share
Basic	$1.19	$1.45	$2.15	$2.46
Diluted	$1.18	$1.44	$2.14	$2.44
Weighted-average common shares outstanding
Basic	1,387	1,401	1,389	1,403
Diluted	1,393	1,409	1,395	1,411

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Net income	$1,658	$2,043	$3,009	$3,465
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(796)	(365)	(1,550)	108
Net change on cash flow hedges	13	(6)	(48)	(33)
Net pension and retiree medical adjustments	63	42	120	59
Other	(1)	1	—	1
	(721)	(328)	(1,478)	135
Comprehensive income	937	1,715	1,531	3,600
Comprehensive income attributable to noncontrolling interests	(12)	(8)	(25)	(17)
Comprehensive Income Attributable to PepsiCo	$925	$1,707	$1,506	$3,583

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/13/2020	6/15/2019
Operating Activities
Net income	$3,009	$3,465
Depreciation and amortization	1,122	1,056
Share-based compensation expense	101	118
Restructuring and impairment charges	63	184
Cash payments for restructuring charges	(109)	(153)
Pension and retiree medical plan expenses	80	98
Pension and retiree medical plan contributions	(293)	(317)
Deferred income taxes and other tax charges and credits	109	221
Net tax related to the Tax Cuts and Jobs Act (TCJ Act)	—	(29)
Tax payments related to the TCJ Act	—	(393)
Change in assets and liabilities:
Accounts and notes receivable	(1,101)	(1,372)
Inventories	(827)	(872)
Prepaid expenses and other current assets	(251)	(336)
Accounts payable and other current liabilities	(1,336)	(521)
Income taxes payable	448	202
Other, net	447	37
Net Cash Provided by Operating Activities	1,462	1,388

Investing Activities
Capital spending	(1,188)	(1,167)
Sales of property, plant and equipment	18	42
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(5,649)	(2,424)
Divestitures	4	270
Short-term investments, by original maturity:
More than three months - maturities	—	4
More than three months - sales	—	2
Three months or less, net	18	8
Other investing, net	35	(6)
Net Cash Used for Investing Activities	(6,762)	(3,271)

Financing Activities
Proceeds from issuances of long-term debt	10,564	1,122
Payments of long-term debt	(752)	(2,953)
Short-term borrowings, by original maturity:
More than three months - proceeds	3,663	6
More than three months - payments	(1,176)	—
Three months or less, net	461	652
Cash dividends paid	(2,677)	(2,635)
Share repurchases - common	(1,137)	(1,726)
Proceeds from exercises of stock options	120	210
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(79)	(100)
Other financing	(16)	(15)
Net Cash Provided by/(Used for) Financing Activities	8,971	(5,439)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(252)	24
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	3,419	(7,298)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,570	10,769
Cash and Cash Equivalents and Restricted Cash, End of Period	$8,989	$3,471

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$302	$170

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/13/2020	12/28/2019
ASSETS
Current Assets
Cash and cash equivalents	$8,927	$5,509
Short-term investments	196	229
Accounts and notes receivable, less allowance: 6/20 - $235 and 12/19 - $105	8,780	7,822
Inventories:
Raw materials and packaging	1,869	1,395
Work-in-process	344	200
Finished goods	2,101	1,743
	4,314	3,338
Prepaid expenses and other current assets	972	747
Total Current Assets	23,189	17,645
Property, plant and equipment	43,018	43,003
Accumulated depreciation	(23,831)	(23,698)
Property, Plant and Equipment, net	19,187	19,305
Amortizable Intangible Assets, net	1,465	1,433
Goodwill	17,845	15,501
Other indefinite-lived intangible assets	17,530	14,610
Indefinite-Lived Intangible Assets	35,375	30,111
Investments in Noncontrolled Affiliates	2,715	2,683
Deferred Income Taxes	4,351	4,359
Other Assets	3,243	3,011
Total Assets	$89,525	$78,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,607	$2,920
Accounts payable and other current liabilities	17,220	17,541
Total Current Liabilities	23,827	20,461
Long-Term Debt Obligations	38,371	29,148
Deferred Income Taxes	4,203	4,091
Other Liabilities	10,537	9,979
Total Liabilities	76,938	63,679
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,385 and 1,391 shares, respectively)	23	23
Capital in excess of par value	3,772	3,886
Retained earnings	62,145	61,946
Accumulated other comprehensive loss	(15,778)	(14,300)
Repurchased common stock, in excess of par value (482 and 476 shares, respectively)	(37,671)	(36,769)
Total PepsiCo Common Shareholders’ Equity	12,491	14,786
Noncontrolling interests	96	82
Total Equity	12,587	14,868
Total Liabilities and Equity	$89,525	$78,547

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/13/2020		6/15/2019		6/13/2020		6/15/2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,389	$23	1,404	$23	1,391	$23	1,409	$23
Change in repurchased common stock	(4)	—	(5)	—	(6)	—	(10)	—
Balance, end of period	1,385	23	1,399	23	1,385	23	1,399	23
Capital in Excess of Par Value
Balance, beginning of period		3,741		3,753		3,886		3,953
Share-based compensation expense		39		62		101		119
Stock option exercises, RSUs and PSUs converted		(5)		(12)		(136)		(176)
Withholding tax on RSUs and PSUs converted		(3)		(7)		(79)		(100)
Balance, end of period		3,772		3,796		3,772		3,796
Retained Earnings
Balance, beginning of period		61,920		60,060		61,946		59,947
Cumulative effect of accounting changes		—		—		(34)		8
Net income attributable to PepsiCo		1,646		2,035		2,984		3,448
Cash dividends declared – common (a)		(1,421)		(1,343)		(2,751)		(2,651)
Balance, end of period		62,145		60,752		62,145		60,752
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,057)		(14,656)		(14,300)		(15,119)
Other comprehensive (loss)/income attributable to PepsiCo		(721)		(328)		(1,478)		135
Balance, end of period		(15,778)		(14,984)		(15,778)		(14,984)
Repurchased Common Stock
Balance, beginning of period	(478)	(37,162)	(463)	(34,978)	(476)	(36,769)	(458)	(34,286)
Share repurchases	(5)	(557)	(6)	(779)	(9)	(1,159)	(15)	(1,750)
Stock option exercises, RSUs and PSUs converted	1	48	1	122	3	257	5	401
Balance, end of period	(482)	(37,671)	(468)	(35,635)	(482)	(37,671)	(468)	(35,635)
Total PepsiCo Common Shareholders’ Equity		12,491		13,952		12,491		13,952
Noncontrolling Interests
Balance, beginning of period		94		94		82		84
Net income attributable to noncontrolling interests		12		8		25		17
Distributions to noncontrolling interests		(15)		(15)		(15)		(15)
Acquisitions		6		—		6		—
Other, net		(1)		(2)		(2)		(1)
Balance, end of period		96		85		96		85
Total Equity		$12,587		$14,037		$12,587		$14,037

(a)
Cash dividends declared per common share were $1.0225 and $0.955 for the 12 weeks ended June 13, 2020 and June 15, 2019, respectively, and $1.9775 and $1.8825 for the 24 weeks ended June 13, 2020 and June 15, 2019, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 28, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (2019 Form 10-K), as modified to reflect the adoption of the recently issued accounting pronouncement disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2019 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 13, 2020 are not necessarily indicative of the results expected for any future period or the full year.
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 13, 2020, and the months of January through May are reflected in our results for the 24 weeks ended June 13, 2020.
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

Our Divisions
As previously disclosed in our 2019 Form 10-K, during the fourth quarter of 2019, we realigned certain of our reportable segments to be consistent with a strategic realignment of our organizational structure and how our Chief Executive Officer assesses the performance of, and allocates resources to, our reportable segments. Our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. These changes did not impact our consolidated financial results. See Note 1 to our consolidated financial statements in our 2019 Form 10-K for further information.
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

7)	Asia Pacific, Australia and New Zealand and China region (APAC), which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand, and China region.
Net revenue of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
FLNA	$4,273	$4,010	$8,347	$7,825
QFNA	664	540	1,298	1,134
PBNA	4,970	5,322	9,808	9,832
LatAm	1,567	1,886	2,877	3,127
Europe	2,725	3,000	4,564	4,620
AMESA	983	997	1,614	1,576
APAC	763	694	1,318	1,219
Total	$15,945	$16,449	$29,826	$29,333

Our primary performance obligation is the distribution and sales of beverage, food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	6/13/2020		6/15/2019
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	40%	60%	45%	55%
APAC	25%	75%	30%	70%
PepsiCo	45%	55%	45%	55%

	24 Weeks Ended
	6/13/2020		6/15/2019
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA	35%	65%	45%	55%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

(a)
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

Operating profit of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
FLNA	$1,278	$1,249	$2,480	$2,408
QFNA	196	127	346	265
PBNA	397	690	694	1,079
LatAm	219	278	450	508
Europe	351	339	497	454
AMESA	59	236	193	341
APAC	189	116	331	222
Total division	$2,689	$3,035	$4,991	$5,277
Corporate unallocated expenses	(370)	(306)	(748)	(540)
Total	$2,319	$2,729	$4,243	$4,737

Operating profit in the 12 and 24 weeks ended June 13, 2020 includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	12 Weeks Ended 6/13/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA (g)	$(2)	$—	$4	$100	$33	$—	$135
QFNA	—	—	—	6	1	—	7
PBNA	4	2	7	84	31	9	137
LatAm	1	—	6	16	8	3	34
Europe	—	1	10	9	8	17	45
AMESA	1	—	1	7	4	4	17
APAC	—	—	—	2	1	—	3
Total	$4	$3	$28	$224	$86	$33	$378

	24 Weeks Ended 6/13/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$19	$—	$7	$100	$33	$3	$162
QFNA	2	—	—	6	1	—	9
PBNA	45	46	29	84	31	10	245
LatAm	1	—	6	16	8	3	34
Europe	4	1	10	9	8	17	49
AMESA	1	—	1	7	4	4	17
APAC	—	—	1	2	1	1	5
Total	$72	$47	$54	$224	$86	$38	$521

(a)
Allowances reflect the expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers, including foodservice and vending businesses.

(b)	Upfront payments relate to promotional spending for which benefit will not be received.

(c)	Inventory write-downs and product returns include a reserve for product returns of $9 million and $16 million in the 12 and 24 weeks ended June 13, 2020, respectively.

(d)	Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs.

(e)	Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.

(f)	Includes write-downs of property, plant and equipment, donations of cash and product and other certain costs.

(g)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the impairment model used to measure credit losses for most financial assets. For our trade receivables, certain other receivables and certain other financial instruments, we are required to use a new forward-looking expected credit loss model that replaced the existing incurred credit loss model. The new model generally results in earlier recognition of allowances for credit losses. We adopted this guidance in the first quarter of 2020 and the adoption did not have a material impact on our condensed consolidated financial statements or disclosures. On initial recognition, we recorded an after-tax cumulative effect decrease to retained earnings of $34 million ($44 million pre-tax) as of the beginning of 2020.
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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	11%	2%	30%	10%	25%	8%	5%	9%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Cost of sales	$1	$82	$3	$90
Selling, general and administrative expenses	23	76	53	99
Other pension and retiree medical benefits expense/(income) (a)	1	—	7	(5)
Total restructuring and impairment charges	$25	$158	$63	$184
After-tax amount	$21	$120	$53	$143
Net income attributable to PepsiCo per common share	$0.02	$0.08	$0.04	$0.10

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	through 6/13/2020
FLNA	$2	$6	$7	$6	$60
QFNA	—	—	1	—	8
PBNA	—	10	3	16	94
LatAm	4	21	9	21	80
Europe	8	53	16	59	121
AMESA	5	8	7	16	48
APAC	3	34	3	37	52
Corporate	2	26	10	34	64
	24	158	56	189	527
Other pension and retiree medical benefits expense/(income) (a)	1	—	7	(5)	44
Total	$25	$158	$63	$184	$571

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	through 6/13/2020
Severance and other employee costs	$2	$43	$24	$40	$310
Asset impairments	4	76	5	84	97
Other costs (a)	19	39	34	60	164
Total	$25	$158	$63	$184	$571

(a)	Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 13, 2020 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2019	$128	$—	$21	$149
2020 restructuring charges	24	5	34	63
Cash payments	(59)	—	(50)	(109)
Non-cash charges and translation	(11)	(5)	3	(13)
Liability as of June 13, 2020	$82	$—	$8	$90

Substantially all of the restructuring accrual at June 13, 2020 is expected to be paid by the end of 2020.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/13/2020			12/28/2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$838	$(162)	$676	$846	$(158)	$688
Reacquired franchise rights	105	(105)	—	106	(105)	1
Brands	1,300	(1,061)	239	1,326	(1,066)	260
Other identifiable intangibles	873	(323)	550	810	(326)	484
Total	$3,116	$(1,651)	$1,465	$3,088	$(1,655)	$1,433

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/28/2019	Acquisitions	Translation and Other	Balance 6/13/2020

FLNA (a)
Goodwill	$299	$160	$(4)	$455
Brands	162	176	(1)	337
Total	461	336	(5)	792
QFNA
Goodwill	189	—	—	189
Brands	11	—	—	11
Total	200	—	—	200
PBNA (b)
Goodwill	9,898	1,968	(16)	11,850
Reacquired franchise rights	7,089	—	(28)	7,061
Acquired franchise rights	1,517	141	(6)	1,652
Brands	763	2,700	1	3,464
Total	19,267	4,809	(49)	24,027
LatAm
Goodwill	501	—	(58)	443
Brands	125	—	(21)	104
Total	626	—	(79)	547
Europe (c)
Goodwill	3,961	(3)	(216)	3,742
Reacquired franchise rights	505	—	(30)	475
Acquired franchise rights	157	—	(1)	156
Brands	4,181	—	(211)	3,970
Total	8,804	(3)	(458)	8,343
AMESA (d)
Goodwill	446	533	(10)	969
Brands	—	208	(3)	205
Total	446	741	(13)	1,174
APAC
Goodwill	207	—	(10)	197
Brands	100	—	(5)	95
Total	307	—	(15)	292

Total goodwill	15,501	2,658	(314)	17,845
Total reacquired franchise rights	7,594	—	(58)	7,536
Total acquired franchise rights	1,674	141	(7)	1,808
Total brands	5,342	3,084	(240)	8,186
Total	$30,111	$5,883	$(619)	$35,375

(a)	The change in acquisitions primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).

(b)	The change in acquisitions primarily reflects our acquisition of Rockstar Energy Beverages (Rockstar).

(c)	The change in translation and other primarily reflects the depreciation of the Russian ruble.

(d)	The change in acquisitions primarily reflects our acquisition of Pioneer Food Group Ltd. (Pioneer Foods).

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
There were no tax amounts recognized in the 24 weeks ended June 13, 2020 related to the TCJ Act. In the 24 weeks ended June 15, 2019, we recognized tax benefits of $29 million ($0.02 per share) related to the TCJ Act.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. There were no income tax adjustments recorded in the 24 weeks ended June 13, 2020 related to the TRAF. Enactment of additional TRAF provisions subsequent to June 13, 2020 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
For further information and discussion of the impacts of the TCJ Act and the TRAF, refer to Note 5 to our consolidated financial statements in our 2019 Form 10-K.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Share-based compensation expense - equity awards	$40	$61	$101	$118
Share-based compensation expense - liability awards	4	3	7	4
Restructuring charges	(1)	1	—	1
Total (a)	$43	$65	$108	$123

(a)	Primarily recorded in selling, general and administrative expenses.

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/13/2020		6/15/2019
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.6	$131.25	1.1	$116.00
RSUs and PSUs	2.5	$131.20	2.7	$116.03

(a)	In millions. All grant activity is disclosed at target.

For the 12 weeks ended June 13, 2020 and June 15, 2019, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $18 million and $16 million during the 24 weeks ended June 13, 2020 and June 15, 2019, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/13/2020	6/15/2019
Expected life	6 years	5 years
Risk-free interest rate	1.0%	2.6%
Expected volatility	14%	14%
Expected dividend yield	3.5%	3.1%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	6/13/2020	6/15/2019
	U.S.		International
Service cost	$100	$88	$20	$18	$5	$6
Other pension and retiree medical benefits expense/(income):
Interest cost	100	126	21	23	5	8
Expected return on plan assets	(215)	(206)	(49)	(45)	(4)	(4)
Amortization of prior service cost/(credits)	2	3	—	—	(2)	(5)
Amortization of net losses/(gains)	46	37	16	8	(5)	(6)
Special termination benefits	1	—	—	—	—	—
Total other pension and retiree medical benefits income	(66)	(40)	(12)	(14)	(6)	(7)
Total	$34	$48	$8	$4	$(1)	$(1)

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Service cost	$200	$176	$37	$31	$11	$11
Other pension and retiree medical benefits expense/(income):
Interest cost	200	251	37	40	11	16
Expected return on plan assets	(429)	(412)	(86)	(78)	(8)	(8)
Amortization of prior service cost/(credits)	5	5	—	—	(5)	(9)
Amortization of net losses/(gains)	91	74	26	13	(10)	(12)
Special termination benefits (a)	7	(5)	—	—	—	—
Total other pension and retiree medical benefits income	(126)	(87)	(23)	(25)	(12)	(13)
Total	$74	$89	$14	$6	$(1)	$(2)

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the 24 weeks ended June 13, 2020, we made a discretionary contribution of $150 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $14 million to our international plans. During the 24 weeks ended June 15, 2019, we made discretionary contributions of $150 million to Plan A in the United States and $17 million to our international plans.
Note 8 - Debt Obligations
In the 24 weeks ended June 13, 2020, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
2.250%	March 2025	$1,500
2.625%	March 2027	$500
2.750%	March 2030	$1,500
3.500%	March 2040	$750
3.625%	March 2050	$1,500
3.875%	March 2060	$750
0.750%	May 2023	$1,000
1.625%	May 2030	$1,000
0.250%	May 2024	€1,000
0.500%	May 2028	€1,000

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes will be used for general corporate purposes, including the repayment of commercial paper.
In the 24 weeks ended June 13, 2020, $750 million of senior notes matured and were paid.

As of June 13, 2020, we had $2.8 billion of commercial paper outstanding.
In the second quarter of 2020, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on May 31, 2021. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion in U.S. dollars and/or euros. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of June 3, 2019. Funds borrowed under the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under this agreement. The 364-Day Credit Agreement is in addition to our existing $3.75 billion unsecured revolving credit agreement which expires on June 3, 2024 (Five-Year Credit Agreement). As of June 13, 2020, there were no outstanding borrowings under either the 364-Day Credit Agreement or the Five-Year Credit Agreement.
On March 12, 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Foods. These borrowings were fully repaid in April 2020 and no further borrowings under these Bridge Loan Facilities are permitted.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
There have been no material changes during the 24 weeks ended June 13, 2020 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2019 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings), and we have been placed on credit watch for possible downgrade or if our credit rating falls below these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 13, 2020 was $530 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 13, 2020.
The notional amounts of our financial instruments used to hedge the above risks as of June 13, 2020 and December 28, 2019 are as follows:

	Notional Amounts(a)
	6/13/2020	12/28/2019
Commodity	$1.1	$1.1
Foreign exchange	$2.1	$1.9
Interest rate	$4.3	$5.0
Net investment (b)	$2.5	$2.5

(a)	In billions.

(b)	The total notional of our net investment hedge consists of non-derivative debt instruments.
As of June 13, 2020, approximately 12% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 9% as of December 28, 2019.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 13, 2020 and December 28, 2019 are categorized as follows:

		6/13/2020		12/28/2019
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Short-term investments (b)	1	$196	$—	$229	$—
Prepaid forward contracts (c)	2	$16	$—	$17	$—
Deferred compensation (d)	2	$—	$428	$—	$468
Contingent consideration (e)	3	$—	$864	$—	$—
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$7	$—	$—	$5
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$54	$20	$5	$32
Interest rate (g)	2	—	483	—	390
Commodity (h)	1	—	—	2	5
Commodity (i)	2	1	27	2	5
		$55	$530	$9	$432
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$10	$8	$3	$2
Interest rate (j)	2	—	1	—	—
Commodity (h)	1	—	—	23	7
Commodity (i)	2	15	42	6	24
		$25	$51	$32	$33
Total derivatives at fair value (k)		$87	$581	$41	$470
Total		$299	$1,873	$287	$938

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

(e)
In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. The expected annual future tax benefits range from approximately $40 million to $100 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 0 to 10 percent, with a weighted average payment period of approximately 7 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 2 percent. The contingent consideration measured at fair value using unobservable inputs for the 24 weeks ended June 13, 2020 is $864 million, comprised of an $848 million liability recognized at the acquisition date of Rockstar and a fair value increase of $16 million recorded in the 12 and 24 weeks ended June 13, 2020 in selling, general and administrative expenses.

(f)
Based on London Interbank Offered Rate forward rates. As of June 13, 2020 and December 28, 2019, the carrying amount of hedged fixed-rate debt was $1.5 billion and $2.2 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of June 13, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $7 million gain and a $5 million loss, respectively. As of June 13, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $35 million loss and a $49 million loss, respectively, which is being amortized over the remaining life of the related debt obligations.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on quoted contract prices on futures exchange markets.

(i)	Based on recently reported market transactions of swap arrangements.

(j)	Based on Johannesburg Interbank Average Rate forward rates.

(k)
Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 13, 2020 and December 28, 2019 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted of $64 million and $58 million as of June 13, 2020 and December 28, 2019, respectively, is classified as restricted cash.

The carrying amounts of our cash and cash equivalents approximate fair value due to their short-term maturity. The fair value of our debt obligations as of June 13, 2020 and December 28, 2019 was $51 billion and $34 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Foreign exchange	$10	$7	$(27)	$(13)	$(19)	$1
Interest rate	(1)	(22)	(130)	59	(121)	27
Commodity	(9)	31	13	(9)	13	1
Net investment	—	—	125	(5)	—	—
Total	$—	$16	$(19)	$32	$(127)	$29

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Foreign exchange	$(1)	$4	$(78)	$18	$(15)	$(4)
Interest rate	(12)	(50)	93	52	29	16
Commodity	157	(11)	77	(13)	16	2
Net investment	—	—	41	(15)	—	—
Total	$144	$(57)	$133	$42	$30	$14

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

Based on current market conditions, we expect to reclassify net losses of $43 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/13/2020		6/15/2019
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.19		$1.45
Net income available for PepsiCo common shareholders	$1,646	1,387	$2,035	1,401
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	8
Diluted	$1,646	1,393	$2,035	1,409
Diluted net income attributable to PepsiCo per common share	$1.18		$1.44

	24 Weeks Ended
	6/13/2020		6/15/2019
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.15		$2.46
Net income available for PepsiCo common shareholders	$2,984	1,389	$3,448	1,403
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	8
Diluted	$2,984	1,395	$3,448	1,411
Diluted net income attributable to PepsiCo per common share	$2.14		$2.44

(a)	Weighted-average common shares outstanding (in millions).

(b)	The dilutive effect of these securities is calculated using the treasury stock method.
Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Out-of-the-money options (a)	1.7	—	0.8	0.6
Average exercise price per option	$131.53	$—	$131.53	$115.98

(a)	In millions.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive (loss)/income before reclassifications (b)	(735)	(236)	21	1	(949)
Amounts reclassified from accumulated other comprehensive loss	—	157	50	—	207
Net other comprehensive (loss)/income	(735)	(79)	71	1	(742)
Tax amounts	(19)	18	(14)	—	(15)
Balance as of March 21, 2020 (a)	$(12,044)	$(64)	$(2,931)	$(18)	$(15,057)
Other comprehensive (loss)/income before reclassifications (c)	(827)	144	25	(1)	(659)
Amounts reclassified from accumulated other comprehensive loss	—	(127)	57	—	(70)
Net other comprehensive (loss)/income	(827)	17	82	(1)	(729)
Tax amounts	31	(4)	(19)	—	8
Balance as of June 13, 2020 (a)	$(12,840)	$(51)	$(2,868)	$(19)	$(15,778)

(a)	Pension and retiree medical amounts are net of taxes of $1,370 million as of December 28, 2019, $1,356 million as of March 21, 2020 and $1,337 million as of June 13, 2020.

(b)	Currency translation adjustment primarily reflects depreciation of the Russian ruble, Canadian dollar and Mexican peso.

(c)	Currency translation adjustment primarily reflects depreciation of the Mexican peso, Russian ruble and euro.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$(17)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	458
Tax amounts	(2)	8	(1)	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$(17)	$(14,656)
Other comprehensive (loss)/income before reclassifications (c)	(365)	(37)	16	1	(385)
Amounts reclassified from accumulated other comprehensive loss	—	29	37	—	66
Net other comprehensive (loss)/income	(365)	(8)	53	1	(319)
Tax amounts	—	2	(11)	—	(9)
Balance as of June 15, 2019 (a)	$(11,810)	$54	$(3,212)	$(16)	$(14,984)

(a)	Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018, $1,465 million as of March 23, 2019 and $1,454 million as of June 15, 2019.

(b)	Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.

(c)	Currency translation adjustment primarily reflects depreciation of the euro, Mexican peso and Swiss franc.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$1	$—	$1	Net revenue
Foreign exchange contracts	(19)	—	(15)	(5)	Cost of sales
Interest rate derivatives	(121)	27	29	16	Net interest expense and other
Commodity contracts	11	1	14	2	Cost of sales
Commodity contracts	2	—	2	—	Selling, general and administrative expenses
Net (gains)/losses before tax	(127)	29	30	14
Tax amounts	31	(6)	(8)	(2)
Net (gains)/losses after tax	$(96)	$23	$22	$12

Pension and retiree medical items:
Amortization of prior service credits	$—	$(2)	$—	$(4)	Other pension and retiree medical benefits income
Amortization of net losses	57	39	107	75	Other pension and retiree medical benefits income
Net losses before tax	57	37	107	71
Tax amounts	(11)	(8)	(22)	(15)
Net losses after tax	$46	$29	$85	$56

Total net (gains)/losses reclassified, net of tax	$(50)	$52	$107	$68

Note 12 - Acquisitions and Divestitures
Acquisition of Pioneer Food Group Ltd.
On March 23, 2020, we acquired all of the outstanding shares of Pioneer Foods, a food and beverage company in South Africa with exports to countries across the globe, for 110.00 South African rand per share in cash. The total consideration transferred was approximately $1.2 billion and was funded by the Bridge Loan Facilities entered into by one of our international consolidated subsidiaries. See Note 8 for further information.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our AMESA segment. The assets acquired and liabilities assumed in Pioneer Foods as of the acquisition date, which primarily include goodwill and other intangible assets of $0.8 billion and property, plant and equipment of $0.4 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2021.
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.7 billion South African rand, or approximately $0.4 billion as of the end of the second quarter of 2020, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.2 billion South African rand, or approximately $0.1 billion relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which was recorded in selling, general and administrative expenses in the 12 and 24 weeks ended June 13, 2020 since it is an irrevocable condition of the acquisition and will primarily be settled within the twelve-month period from the acquisition date. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
Acquisition of Rockstar Energy Beverages
On April 24, 2020, we acquired Rockstar, an energy drink maker with whom we had a distribution agreement, for an upfront cash payment of approximately $3.85 billion and contingent consideration related to estimated future tax benefits associated with the acquisition of approximately $0.85 billion. See Note 9 for further information about the contingent consideration. The purchase price will also be adjusted for net working capital amounts as of the acquisition date compared to targeted amounts set forth in the acquisition agreement.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, primarily in our PBNA segment. The assets acquired and liabilities assumed in Rockstar as of the acquisition date, which primarily include goodwill and other intangible assets of $4.7 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2021.
In addition to our acquisition of Rockstar, as part of our overall energy strategy, we entered into an agreement with Vital Pharmaceuticals, Inc. for us and our bottlers to exclusively distribute Bang Energy drinks in the United States.
Acquisition of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery)
On June 1, 2020, we acquired all of the outstanding shares of Be & Cheery, one of the largest online snacks companies in China, from Haoxiangni Health Food Co., Ltd. for cash. The total consideration transferred was approximately $0.7 billion. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date compared to targeted amounts set forth in the acquisition agreement.
We will account for the transaction as a business combination in the third quarter of 2020. We will recognize and measure the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our APAC segment. The assets acquired and liabilities assumed in Be & Cheery as of the acquisition date, which primarily include goodwill and other intangible assets, will be based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the third quarter of 2021.
Acquisition of SodaStream International Ltd. (SodaStream)
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

Inventory Fair Value Adjustments and Merger and Integration Charges
A summary of our inventory fair value adjustments and merger and integration charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019
Cost of sales	19	20	19	34
Selling, general and administrative expenses	199	4	224	5
Total	$218	$24	$243	$39
After-tax amount	$205	$19	$227	$32
Net income attributable to PepsiCo per common share	$0.15	$0.01	$0.16	$0.02
Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales) and liabilities to support socioeconomic programs in South Africa, as well as closing costs, employee-related costs, changes in the fair value of contingent consideration and contract termination costs (recorded in selling, general and administrative expenses). Inventory fair value adjustments and merger and integration charges by division are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2020	6/15/2019	6/13/2020	6/15/2019	Acquisition
FLNA	$2	$—	$25	$—	BFY Brands
PBNA	43	—	43	—	Rockstar
Europe	—	23	—	38	SodaStream
AMESA	157	—	159	—	Pioneer Foods
Corporate	16	1	16	1	Rockstar, SodaStream
Total	$218	$24	$243	$39

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
COVID-19
Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments and has affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous and varying measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step policies with the goal of re-opening these markets. These measures have impacted and will continue to impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are made, manufactured, distributed or sold are in varying stages of restrictions and re-opening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, allowances for credit losses, upfront payment write-offs and inventory write-offs, which have negatively impacted our profitability. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities (some of which are currently closed), or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. We continue to implement safety protocols at our facilities and have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain, although we can reasonably envision that possibility.
Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Changes in consumer demand as a result of COVID-19 continues to vary in scope and timing by jurisdiction as we sell a wide variety of beverages, foods and snacks and the amount of revenue attributable to such products varies across these markets. Even as government restrictions are lifted and economies gradually reopen in certain of these markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. In addition, changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times, including changes in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see a rapid increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which can result in an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes or other venues in which our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Coronavirus Aid, Relief, and Economic Security Act
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Refer to the COVID-19 discussion above and Note 5 to our condensed consolidated financial statements for further information.
Risks Associated with International Operations
In the 12 weeks ended June 13, 2020, substantially all of our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 13, 2020 substantially all of our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 13, 2020, our operations outside of the United States generated 39% of our consolidated net revenue, with Brazil, Canada, China, Mexico, Russia and the United Kingdom, comprising approximately 20% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 13, 2020, unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points and 2 percentage points, respectively, primarily due to declines in the Mexican peso, Brazilian real and Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 13, 2020 and December 28, 2019 and Note 9 to our consolidated financial statements in our 2019 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” in this Form 10-Q, and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2019 Form 10-K should be considered when evaluating our trends and future results.
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
We sell a wide variety of beverages, foods and snacks in more than 200 countries and territories and the profile of the products we sell, the amount of revenue attributable to such products and the type of packaging used vary by jurisdiction. Because of this, we cannot predict the scope or form potential taxes, regulations or other limitations on our products or their packaging may take, and therefore cannot predict the impact of such taxes, regulations or limitations on our financial results. In addition, taxes, regulations and limitations may impact us and our competitors differently. We continue to monitor existing and proposed taxes and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes, regulations or limitations, including advocating alternative measures with respect to the imposition, form and scope of any such taxes, regulations or limitations.
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
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. There were no income tax adjustments recorded in the 24 weeks ended June 13, 2020 related to the TRAF. Enactment of additional TRAF provisions subsequent to June 13, 2020 is expected to result in adjustments to our financial statements and related disclosures in future periods. The future impact of the TRAF cannot currently be reasonably estimated; we will continue to monitor and assess the impact the TRAF may have on our business and financial results.
See Note 5 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 5 to our consolidated financial statements in our 2019 Form 10-K for further information.
Retail Landscape
Additionally, our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We have seen and expect to continue to see a further shift to e-commerce, online-to-offline, and other online purchasing by consumers as a result of the COVID-19 pandemic. We continue to monitor changes in the retail landscape and seek to identify actions we may take to build our global e-commerce and digital capabilities, such as expanding our direct-to-consumer business, and distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
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
We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended June 13, 2020 include beverage volume outside of North America for the months of March, April and May. The 24 weeks ended June 13, 2020 include beverage volume outside of North America for the months of January through May.
Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration (FDA) recommended guidelines for single-serving sizes of food and beverage products. The FDA revised the guidelines on recommended serving size for beverage products, effective January 1, 2020. Previously, FDA guidelines recommended a serving size of 8 fluid ounces for all beverages. The revised guidelines recommend a serving size of 8 fluid ounces for beverages that consist of milk, fruit juices, nectars and fruit drinks and 12 fluid ounces for other beverages. No changes were recommended to the serving size of food products. For the 12 and 24 weeks ended June 13, 2020, total servings increased 1% and 3.5%, respectively, which reflects the impact of the revised guidelines on our prior-year servings.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/13/2020	6/15/2019	Change	6/13/2020	6/15/2019	Change
Net revenue	$15,945	$16,449	(3)%	$29,826	$29,333	2%
Operating profit	$2,319	$2,729	(15)%	$4,243	$4,737	(10)%
Operating profit margin	14.5%	16.6%	(2.1)	14.2%	16.1%	(1.9)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 15% and operating profit margin decreased 2.1 percentage points. Operating profit performance was primarily driven by certain operating cost increases, a net volume decline and a 3-percentage-point impact of unfavorable foreign exchange, partially offset by productivity savings, lower advertising and marketing expenses and effective net pricing.
Higher inventory fair value adjustments and merger and integration charges included in “Items Affecting Comparability” negatively impacted operating profit performance by 25 percentage points and were largely offset by lower restructuring and impairment charges and a favorable mark to market net impact on commodity derivatives which positively contributed 17 percentage points and 6 percentage points, respectively, to operating profit performance. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 13 percentage points. See Note 1 to our condensed consolidated financial statements for further information.
24 Weeks
Operating profit decreased 10% and operating profit margin decreased 1.9 percentage points. Operating profit performance was primarily driven by certain operating cost increases, partially offset by productivity savings and net revenue growth.
Higher inventory fair value adjustments and merger and integration charges included in “Items Affecting Comparability” negatively impacted operating profit performance by 4.5 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 11 percentage points. See Note 1 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
As previously disclosed in our 2019 Form 10-K, our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. These changes did not impact our consolidated financial results.
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 13, 2020, and the months of January through May are reflected in our results for the 24 weeks ended June 13, 2020.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 6/13/2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	7%	—	(0.5)	6%	4	2
QFNA	23%	—	—	23%	26	(3)
PBNA	(7)%	—	(1)	(7)%	(11)	3
LatAm	(17)%	17	—	—%	(1)	1
Europe	(9)%	7	—	(2.5)%	(1)	(2)
AMESA	(1)%	2	(7)	(7)%	(8)	1.5
APAC	10%	5	—	15%	11	3
Total	(3)%	4	(1)	—%	(2)	1.5

	24 Weeks Ended 6/13/2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	7%	—	—	7%	4.5	2
QFNA	14%	—	—	15%	17	(2)
PBNA	—%	—	(1)	(1)%	(3)	2
LatAm	(8)%	11	—	3%	1	2
Europe	(1)%	4	—	3%	3	—
AMESA	2%	1	(2)	1%	(1)	2
APAC	8%	3	—	11%	7	5
Total	2%	2	(0.5)	3%	2	2

(a)	Amounts may not sum due to rounding.

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

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/13/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$1,278	$—	$2	$2	$1,282
QFNA	196	—	—	—	196
PBNA	397	—	—	43	440
LatAm	219	—	4	—	223
Europe	351	—	8	—	359
AMESA	59	—	5	157	221
APAC	189	—	3	—	192
Corporate unallocated expenses	(370)	(45)	2	16	(397)
Total	$2,319	$(45)	$24	$218	$2,516

	12 Weeks Ended 6/15/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,249	$—	$6	$—	$1,255
QFNA	127	—	—	—	127
PBNA	690	—	10	—	700
LatAm	278	—	21	—	299
Europe	339	—	53	23	415
AMESA	236	—	8	—	244
APAC	116	—	34	—	150
Corporate unallocated expenses	(306)	6	26	1	(273)
Total	$2,729	$6	$158	$24	$2,917

	24 Weeks Ended 6/13/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$2,480	$—	$7	$25	$2,512
QFNA	346	—	1	—	347
PBNA	694	—	3	43	740
LatAm	450	—	9	—	459
Europe	497	—	16	—	513
AMESA	193	—	7	159	359
APAC	331	—	3	—	334
Corporate unallocated expenses	(748)	97	10	16	(625)
Total	$4,243	$97	$56	$243	$4,639

	24 Weeks Ended 6/15/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$2,408	$—	$6	$—	$2,414
QFNA	265	—	—	—	265
PBNA	1,079	—	16	—	1,095
LatAm	508	—	21	—	529
Europe	454	—	59	38	551
AMESA	341	—	16	—	357
APAC	222	—	37	—	259
Corporate unallocated expenses	(540)	(54)	34	1	(559)
Total	$4,737	$(54)	$189	$39	$4,911

(a)	See “Items Affecting Comparability.”

(b)
Operating profit for the 12 and 24 weeks ended June 13, 2020 includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/13/2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	2%	—	—	—	2%	—	2%
QFNA	55%	—	—	—	55%	—	55%
PBNA	(42)%	—	(1.5)	7	(37)%	—	(37)%
LatAm	(22)%	—	(4)	—	(25)%	18	(8)%
Europe	3%	—	(11)	(6)	(14)%	6	(7)%
AMESA	(75)%	—	(1)	67	(9)%	—	(9)%
APAC	63%	—	(35)	—	28%	4	31%
Corporate unallocated expenses	21%	20	10	(6)	45%	—	45%
Total	(15)%	(6)	(17)	25	(14)%	3	(11)%

	24 Weeks Ended 6/13/2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	3%	—	—	1	4%	—	4%
QFNA	31%	—	—	—	31%	—	31%
PBNA	(36)%	—	(1)	5	(32)%	—	(32)%
LatAm	(12)%	—	(2)	—	(13)%	10	(3)%
Europe	9%	—	(9)	(8)	(7)%	5	(2)%
AMESA	(43)%	—	(2)	46	1%	(0.5)	—%
APAC	49%	—	(20)	—	29%	3	31%
Corporate unallocated expenses	38%	(28)	5	(3)	12%	—	12%
Total	(10)%	3	(3)	4.5	(5.5)%	2	(4)%

(a)	See “Items Affecting Comparability” for further information.

(b)	Amounts may not sum due to rounding.
FLNA
12 Weeks
Net revenue increased 7% and volume increased 4%. The net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth primarily reflects double-digit growth in dips and trademark Tostitos, high-single-digit growth in trademark Ruffles and mid-single-digit growth in trademark Doritos and Cheetos, partially offset by a double-digit decline in nuts and seeds and trademark Smartfood.
Operating profit increased 2%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 10 percentage points.
24 Weeks
Net revenue increased 7% and volume increased 4.5%. The net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth primarily reflects double-digit growth in dips and trademark Tostitos, high-single-digit growth in trademark Cheetos and in variety packs and mid-single-digit growth in trademark Doritos, partially offset by a double-digit decline in nuts and seeds and trademark Smartfood.
Operating profit increased 3%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 6 percentage points.
QFNA
12 Weeks
Net revenue increased 23% and volume increased 26%. The net revenue growth reflects the volume growth and favorable net pricing, partially offset by unfavorable mix. The volume growth was broad-based across our product portfolio, and was primarily driven by double-digit growth in oatmeal, Aunt Jemima syrup and mix, and ready-to-eat cereals. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit grew 55%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, higher advertising and marketing expenses, a 6-percentage-point impact of an asset write-off and a 4-percentage-point impact of higher commodity costs. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 6 percentage points.
24 Weeks
Net revenue increased 14% and volume increased 17%. The net revenue growth reflects the volume growth and favorable net pricing, partially offset by unfavorable mix. The volume growth was broad-based across our product portfolio, and was primarily driven by double-digit growth in oatmeal, Aunt Jemima syrup and mix, and ready-to-eat cereals. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit grew 31%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, higher advertising and marketing expenses and a 3-percentage-point impact of an asset write-off. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 3 percentage points.
PBNA
12 Weeks
Net revenue decreased 7%, driven by a decrease in volume, partially offset by effective net pricing. Volume decreased 10%, driven by an 11% decrease in carbonated soft drink (CSD) volume and an 8% decrease in non-carbonated beverage (NCB) volume. The NCB volume decrease primarily reflected double-digit decreases in our overall water portfolio, Lipton ready-to-drink teas, and juice and juice drinks portfolio, as well as a mid-single-digit decrease in Gatorade sports drinks. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on both net revenue and volume performance. In addition, acquisitions positively contributed 1 percentage point to the net revenue performance.
Operating profit decreased 42%, primarily reflecting the volume decrease and a 20-percentage-point impact of the charges taken as a result of the COVID-19 pandemic. In addition, certain operating cost increases, including incremental information technology costs, were partially offset by productivity savings, the effective net pricing, lower advertising and marketing expenses and a 7-percentage-point impact of lower commodity costs. A prior-year gain associated with a sale of an asset negatively impacted operating profit performance by 5 percentage points and was partially offset by favorable insurance adjustments compared to the prior year, which positively contributed 3 percentage points to operating profit performance.
24 Weeks
Net revenue decreased slightly, driven by a decrease in volume, partially offset by effective net pricing. Volume decreased 2.5%, driven by a 6% decrease in CSDs, partially offset by a 1% increase in NCB volume. The NCB volume increase primarily reflected a mid-single-digit increase in our overall water portfolio and a low-single-digit increase in Gatorade sports drinks, partially offset by mid-single-digit decreases in our juice and juice drinks portfolio and Lipton ready-to-drink teas. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on both net revenue and volume performance. In addition, acquisitions positively contributed 1 percentage point to the net revenue performance.

Operating profit decreased 36%, primarily reflecting a 22-percentage-point impact of the charges taken as a result of the COVID-19 pandemic and the related volume decrease. In addition, certain operating cost increases, including incremental information technology costs, were partially offset by productivity savings, lower advertising and marketing expenses, the effective net pricing and a 4-percentage-point impact of lower commodity costs. A prior-year gain associated with a sale of an asset negatively impacted operating profit performance by 3 percentage points and was partially offset by favorable insurance adjustments compared to the prior year, which positively contributed 2 percentage points to operating profit performance.
LatAm
12 Weeks
Net revenue decreased 17%, reflecting a 17-percentage-point impact of unfavorable foreign exchange and a net volume decline, partially offset by effective net pricing.
Snacks volume was flat, reflecting low-single-digit growth in Mexico and Brazil, offset by broad-based declines across several smaller markets.
Beverage volume declined 9%, reflecting double-digit declines in Colombia and Argentina, high-single-digit declines in Brazil and Chile, a mid-single-digit decline in Honduras, and a low-single-digit decline in Guatemala, partially offset by low-single-digit growth in Mexico. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 22%, reflecting certain operating cost increases, a 10-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and the net volume decline. These impacts were partially offset by productivity savings, the effective net pricing, lower advertising and marketing expenses and a 4-percentage-point impact of lower restructuring and impairment charges. Additionally, unfavorable foreign exchange and the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 18 percentage points and 11 percentage points, respectively.
24 Weeks
Net revenue decreased 8%, reflecting an 11-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing and net volume growth.
Snacks volume grew 1%, reflecting low-single-digit growth in Mexico and Brazil.
Beverage volume declined 3.5%, reflecting a double-digit decline in Colombia, a high-single-digit decline in Argentina, mid-single-digit declines in Brazil and Honduras, and a low-single-digit decline in Guatemala, partially offset by low-single-digit growth in Mexico and Chile. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 12%, primarily reflecting certain operating cost increases, a 7-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and a 6-percentage-point impact of a prior-year insurance settlement recovery related to the 2017 earthquake in Mexico. These impacts were partially offset by productivity savings and the effective net pricing. Additionally, unfavorable foreign exchange and the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 10 percentage points and 6 percentage points, respectively.

Europe
12 Weeks
Net revenue decreased 9%, primarily reflecting a 7-percentage-point impact of unfavorable foreign exchange and unfavorable net pricing.
Snacks volume grew 2%, reflecting double-digit growth in the United Kingdom, high-single-digit growth in France and low-single-digit growth in the Netherlands, partially offset by a double-digit decline in Turkey, a mid-single-digit decline in Poland and a low-single-digit decline in Spain. Additionally, Russia experienced low-single-digit growth.
Beverage volume grew 2%, reflecting double-digit growth in Germany and France, partially offset by double-digit declines in Poland and Turkey, a mid-single-digit decline in Russia and a low-single-digit decline in the United Kingdom.
Operating profit increased 3%, primarily reflecting productivity savings, an 11-percentage-point impact of lower restructuring and impairment charges, a 9-percentage-point impact of a gain on an asset sale, a 6-percentage-point impact of the prior-year inventory fair value adjustments and merger and integration charges associated with the SodaStream acquisition and lower advertising and marketing expenses. These impacts were offset by certain operating cost increases and unfavorable net pricing. Additionally, the charges taken as a result of the COVID-19 pandemic and unfavorable foreign exchange reduced operating profit growth by 11 percentage points and 6 percentage points, respectively.
24 Weeks
Net revenue decreased 1%, reflecting a 4-percentage-point impact of unfavorable foreign exchange, partially offset by volume growth.
Snacks volume grew 3%, reflecting high-single-digit growth in the United Kingdom and France, partially offset by low-single-digit declines in Turkey and Poland. Additionally, Russia, Spain and the Netherlands each experienced low-single-digit growth.
Beverage volume grew 5%, reflecting double-digit growth in Germany and France, partially offset by mid-single-digit declines in Russia and Turkey and a double-digit decline in Poland. Additionally, the United Kingdom experienced low-single-digit growth.
Operating profit increased 9%, primarily reflecting productivity savings, a 9-percentage-point impact of lower restructuring and impairment charges, an 8-percentage-point impact of the prior-year inventory fair value adjustments and merger and integration charges associated with the SodaStream acquisition, a 6-percentage-point impact of a gain on an asset sale and a 3.5-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases, unfavorable net pricing, and a 3-percentage-point impact of a prior-year insurance settlement recovery in Russia. Additionally, the charges taken as a result of the COVID-19 pandemic and unfavorable foreign exchange reduced operating profit growth by 9 percentage points and 5 percentage points, respectively.
AMESA
12 Weeks
Net revenue decreased 1%, primarily reflecting a net volume decline and a 6-percentage-point impact of a prior-year refranchising of a portion of our beverage business in India, partially offset by a 13-percentage-point impact of the Pioneer Foods acquisition. Net revenue was also negatively impacted by the COVID-19 pandemic.

Snacks volume grew 117%, primarily reflecting a 124-percentage-point impact of the Pioneer Foods acquisition, mid-single-digit growth in the Middle East and Pakistan and low-single-digit growth in South Africa, partially offset by a double-digit decline in India.
Beverage volume declined 25%, reflecting double-digit declines in India and Pakistan, a low-single-digit decline in Nigeria and a high-single-digit decline in the Middle East. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 75%, primarily reflecting a 67-percentage-point impact of merger and integration charges associated with the Pioneer Foods acquisition, the net revenue performance, certain operating cost increases and a 4.5-percentage-point impact of a prior-year gain on the refranchising of a portion of our beverage business in India. These impacts were partially offset by lower advertising and marketing expenses, productivity savings and a 3-percentage-point impact of lower commodity costs. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 7 percentage points.
24 Weeks
Net revenue increased 2%, reflecting an 8-percentage-point impact of the Pioneer Foods acquisition and effective net pricing, partially offset by a 6-percentage-point impact of the prior-year refranchising of a portion of our beverage business in India and a net volume decline. Net revenue was also negatively impacted by the COVID-19 pandemic.
Snacks volume grew 76%, primarily reflecting a 74-percentage-point impact of the Pioneer Foods acquisition, high-single-digit growth in the Middle East and Pakistan and low-single-digit growth in South Africa, partially offset by a high-single-digit decline in India.
Beverage volume declined 14%, reflecting double-digit declines in India and Pakistan and a low-single-digit decline in the Middle East, partially offset by low-single-digit growth in Nigeria. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 43%, primarily reflecting a 46-percentage-point impact of merger and integration charges associated with the Pioneer Foods acquisition, certain operating cost increases and a 3-percentage-point impact of a prior-year gain on the refranchising of a portion of our beverage business in India. These impacts were partially offset by productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower commodity costs. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 5 percentage points.
APAC
12 Weeks
Net revenue increased 10%, reflecting net volume growth and effective net pricing, partially offset by a 5-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 14%, reflecting double-digit growth in China and Indonesia, partially offset by a high-single-digit decline in Thailand. Additionally, Australia experienced high-single-digit growth and Taiwan experienced double-digit growth.
Beverage volume declined 8%, reflecting double-digit declines in the Philippines, Vietnam and Thailand, partially offset by low-single-digit growth in China. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.

Operating profit increased 63%, reflecting the net revenue growth, a 35-percentage-point impact of lower restructuring and impairment charges, productivity savings and a 3-percentage-point impact of lower commodity costs, partially offset by certain operating cost increases and a 4-percentage-point impact of unfavorable foreign exchange.
24 Weeks
Net revenue increased 8%, reflecting net volume growth and effective net pricing, partially offset by a 3-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 10%, reflecting double-digit growth in Indonesia and China, partially offset by a mid-single-digit decline in Thailand. Additionally, Australia and Taiwan each experienced high-single digit growth.
Beverage volume declined 5%, reflecting a double-digit decline in the Philippines, a high-single-digit decline in Thailand, a mid-single-digit decline in Vietnam and a low-single-digit decline in China. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit increased 49%, reflecting the net revenue growth, a 20-percentage-point impact of lower restructuring and impairment charges, productivity savings and a 3-percentage-point impact of lower commodity costs, partially offset by certain operating cost increases and a 3-percentage-point impact of unfavorable foreign exchange.
Other Consolidated Results

	12 Weeks Ended						24 Weeks Ended
	6/13/2020		6/15/2019		Change		6/13/2020	6/15/2019		Change
Other pension and retiree medical benefits income	$84		$61		$23		$161	$125		$36
Net interest expense and other	$(235)		$(223)		$(12)		$(525)	$(427)		$(98)
Tax rate	23.5%		20.4%				22.4%	21.9%
Net income attributable to PepsiCo	$1,646		$2,035		(19)%		$2,984	$3,448		(13)%
Net income attributable to PepsiCo per common share – diluted	$1.18		$1.44		(18)%		$2.14	$2.44		(12)%
Mark-to-market net impact	(0.02)		—				0.05	(0.03)
Restructuring and impairment charges	0.02		0.08				0.04	0.10
Inventory fair value adjustments and merger and integration charges	0.15		0.01				0.16	0.02
Net tax related to the TCJ Act	—		—				—	(0.02)
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$1.32	(b)	$1.54	(b)	(15)%		$2.39	$2.52	(b)	(5)%
Impact of foreign exchange translation					3					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)					(11)%	(b)				(3)%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks
Other pension and retiree medical benefits income increased $23 million, reflecting the recognition of fixed income gains on plan assets and the impact of approved discretionary plan contributions, partially offset by the decrease in discount rates.
Net interest expense and other increased $12 million, primarily reflecting higher interest expense due to higher average debt balances. This impact was partially offset by gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, as well as higher interest income due to higher average cash balances partially offset by lower interest rates.
The reported tax rate increased 3.1 percentage points, primarily reflecting a prior-year tax benefit related to an international restructuring and current-year non-deductible expenses related to an acquisition.
Net income attributable to PepsiCo decreased 19% and net income attributable to PepsiCo per common share decreased 18%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 4 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by approximately 15 percentage points.
24 Weeks
Other pension and retiree medical benefits income increased $36 million, reflecting the recognition of fixed income gains on plan assets and the impact of approved discretionary plan contributions, partially offset by the decrease in discount rates.
Net interest expense and other increased $98 million, reflecting losses on the market value of investments used to economically hedge a portion of our deferred compensation liability, higher interest expense due to higher average debt balances partially offset by lower interest rates, as well as lower interest income due to lower interest rates partially offset by higher average cash balances.
The reported tax rate increased 0.5 percentage points, reflecting a prior-year tax benefit related to an international restructuring, current-year non-deductible expenses related to an acquisition, as well as the prior-year net tax related to the TCJ Act. These impacts were partially offset by a prior-year increase in reserves for uncertain tax positions in foreign jurisdictions.
Net income attributable to PepsiCo decreased 13% and net income attributable to PepsiCo per common share decreased 12%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo performance by 7 percentage points and net income attributable to PepsiCo per common share performance by 8 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by approximately 12 percentage points.
Non-GAAP Measures
Certain financial measures contained in this Form 10-Q adjust for the impact of specified items and are not in accordance with U.S. GAAP. We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-Q provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results, and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-

Q allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, inventory fair value adjustments and merger and integration charges associated with our acquisitions and net tax related to the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/13/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,088	$8,857	$6,538	$2,319	$84	$510	$1,646
Items Affecting Comparability
Mark-to-market net impact	14	(14)	31	(45)	—	(11)	(34)
Restructuring and impairment charges	(1)	1	(23)	24	1	4	21
Inventory fair value adjustments and merger and integration charges	(19)	19	(199)	218	—	13	205
Core, Non-GAAP Measure	$7,082	$8,863	$6,347	$2,516	$85	$516	$1,838

	12 Weeks Ended 6/15/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,404	$9,045	$6,316	$2,729	$524	$8	$2,035
Items Affecting Comparability
Mark-to-market net impact	13	(13)	(19)	6	1	—	5
Restructuring and impairment charges	(82)	82	(76)	158	38	4	116
Inventory fair value adjustments and merger and integration charges	(20)	20	(4)	24	5	—	19
Core, Non-GAAP Measure	$7,315	$9,134	$6,217	$2,917	$568	$12	$2,175

	24 Weeks Ended 6/13/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$13,215	$16,611	$12,368	$4,243	$161	$870	$2,984
Items Affecting Comparability
Mark-to-market net impact	(24)	24	(73)	97	—	24	73
Restructuring and impairment charges	(3)	3	(53)	56	7	10	53
Inventory fair value adjustments and merger and integration charges	(19)	19	(224)	243	—	16	227
Core, Non-GAAP Measure	$13,169	$16,657	$12,018	$4,639	$168	$920	$3,337

	24 Weeks Ended 6/15/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$13,092	$16,241	$11,504	$4,737	$125	$970	$17	$3,448
Items Affecting Comparability
Mark-to-market net impact	32	(32)	22	(54)	—	(13)	—	(41)
Restructuring and impairment charges	(90)	90	(99)	189	(5)	41	4	139
Inventory fair value adjustments and merger and integration charges	(34)	34	(5)	39	—	7	—	32
Net tax related to the TCJ Act	—	—	—	—	—	29	—	(29)
Core, Non-GAAP Measure	$13,000	$16,333	$11,422	$4,911	$120	$1,034	$21	$3,549

(a)	Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $571 million plan to date through June 13, 2020 and cash expenditures of approximately $1.6 billion, of which we have incurred approximately $370 million plan to date through June 13, 2020. We expect to incur pre-tax charges of approximately $200 million and cash expenditures of approximately $150 million for the remainder of 2020, with the balance to be reflected in our 2021 through 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2021 and 2022 results.
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
Inventory Fair Value Adjustments and Merger and Integration Charges
In the 12 and 24 weeks ended June 13, 2020, we recorded inventory fair value adjustments and merger and integration charges of $218 million ($205 million after-tax or $0.15 per share) and $243 million ($227 million after-tax or $0.16 per share), respectively. Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets and liabilities to support socioeconomic programs in South Africa, as well as closing costs, employee-related costs, changes in the fair value of contingent consideration and contract termination costs related to our acquisitions of BFY Brands, Rockstar and Pioneer Foods.
In the 12 and 24 weeks ended June 15, 2019, we recorded inventory fair value adjustments and merger and integration charges of $24 million ($19 million after-tax or $0.01 per share) and $39 million ($32 million after-tax or $0.02 per share), respectively. These charges primarily relate to SodaStream’s acquired inventory included in the acquisition-date balance sheet, as well as merger and integration charges, including employee-related costs.
See Note 12 to our condensed consolidated financial statements for further information.
Net Tax Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. We recognized tax benefits of $29 million ($0.02 per share) in the 24 weeks ended June 15, 2019 related to the TCJ Act.
See Note 5 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments, payments for acquisitions, including the contingent consideration related to Rockstar, and the transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. Our sources and uses of cash were not materially impacted by COVID-19 in the 24 weeks ended June 13, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a material impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” as well as Note 8 to our consolidated financial statements included in our 2019 Form 10-K for further information.
As of June 13, 2020, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of June 13, 2020, our mandatory transition tax liability was $3.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

Operating Activities
During the 24 weeks ended June 13, 2020, net cash provided by operating activities was $1.5 billion, compared to net cash provided by operating activities of $1.4 billion in the prior-year period. The operating cash flow performance primarily reflects lower net cash tax payments in the current year, partially offset by unfavorable net working capital comparisons to 2019.
Investing Activities
During the 24 weeks ended June 13, 2020, net cash used for investing activities was $6.8 billion, primarily reflecting net cash paid in connection with our acquisitions of RockStar of $3.85 billion and Pioneer Foods of $1.2 billion, as well as net capital spending of $1.2 billion.
In light of the potential impact of the COVID-19 pandemic on our business, we are currently reviewing our plans with respect to net capital spending.
Financing Activities
During the 24 weeks ended June 13, 2020, net cash provided by financing activities was $9.0 billion, primarily reflecting proceeds from issuances of long-term debt of $10.6 billion and net proceeds of short-term borrowings of $2.9 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $3.8 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. On February 13, 2020, we announced a 7% increase in our annualized dividend to $4.09 per share from $3.82 per share, effective with the dividend paid in June 2020. We expect to return a total of approximately $7.5 billion to shareholders in 2020 through share repurchases of approximately $2 billion and dividends of approximately $5.5 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	24 Weeks Ended
	6/13/2020	6/15/2019
Net cash provided by operating activities, GAAP measure	$1,462	$1,388
Capital spending	(1,188)	(1,167)
Sales of property, plant and equipment	18	42
Free cash flow, non-GAAP measure	$292	$263
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2019 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.

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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 13, 2020, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and twenty-four weeks ended June 13, 2020 and June 15, 2019, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 13, 2020 and June 15, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 13, 2020

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
There were no changes in our internal control over financial reporting during our second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our second quarter of 2020, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K and our Form 10-Q for the fiscal quarter ended March 21, 2020 (Q1 2020 Form 10-Q). The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Form 10-Q and our Q1 2020 Form 10-Q, including in the additional risk factor below. Except as described herein and in our Q1 2020 Form 10-Q, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
You should carefully consider the risks described below and in our 2019 Form 10-K and Q1 2020 Form 10-Q in addition to the other information set forth in this Form 10-Q, our Q1 2020 Form 10-Q and in our 2019 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks described below and in our 2019 Form 10-K and Q1 2020 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
The impact of the spread of COVID-19 continues to create significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities.
The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to spread across the globe to almost all of the countries and territories in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-

opening these markets. These measures have impacted and continue to impact us, our employees, customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are made, manufactured, distributed or sold are in varying stages of restrictions and re-opening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, allowances for credit losses, upfront payment write-offs and inventory write-offs, which have negatively impacted our profitability. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities (some of which are currently closed), or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Changes in consumer demand as a result of COVID-19 continue to vary in scope and timing as we sell a wide variety of beverages, foods and snacks, and the amount of revenue attributable to such products varies across these markets. Even as governmental restrictions are lifted and economies gradually reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. In addition, changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences, including an increase in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see a rapid increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which can result in an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes or other venues in which our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2020 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/21/2020				$10,482

3/22/2020 - 4/18/2020	1.8	$125.56	1.8	(227)
				10,255
4/19/2020 - 5/16/2020	1.3	$133.09	1.3	(168)
				10,087
5/17/2020 - 6/13/2020	1.2	$131.49	1.2	(162)
Total	4.3	$129.47	4.3	$9,925

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

See “Index to Exhibits” on page 55.

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
Exhibit 99.1
364-Day Credit Agreement, dated as of June 1, 2020, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020.

Exhibit 99.2
Five-Year Credit Agreement, dated as of June 3, 2019, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020.

Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 13, 2020	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 13, 2020	/s/ David Yawman
David Yawman
Executive Vice President, Government Affairs, General Counsel and Corporate Secretary
(Duly Authorized Officer)