Form 10-Q
period 2020-09-05
PEPSICO INC
filed 2020-10-01
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2020 (36 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of September 24, 2020 was 1,381,956,485.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Net Revenue	$18,091	$17,188	$47,917	$46,521
Cost of sales	8,156	7,694	21,371	20,786
Gross profit	9,935	9,494	26,546	25,735
Selling, general and administrative expenses	6,924	6,639	19,292	18,143
Operating Profit	3,011	2,855	7,254	7,592
Other pension and retiree medical benefits income	86	38	247	163
Net interest expense and other	(264)	(224)	(789)	(651)
Income before income taxes	2,833	2,669	6,712	7,104
Provision for income taxes	526	559	1,396	1,529
Net income	2,307	2,110	5,316	5,575
Less: Net income attributable to noncontrolling interests	16	10	41	27
Net Income Attributable to PepsiCo	$2,291	$2,100	$5,275	$5,548
Net Income Attributable to PepsiCo per Common Share
Basic	$1.66	$1.50	$3.80	$3.96
Diluted	$1.65	$1.49	$3.79	$3.94
Weighted-average common shares outstanding
Basic	1,384	1,397	1,387	1,401
Diluted	1,390	1,405	1,393	1,409

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Net income	$2,307	$2,110	$5,316	$5,575
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	414	(159)	(1,136)	(51)
Net change on cash flow hedges	11	(38)	(37)	(71)
Net pension and retiree medical adjustments	(1)	56	119	115
Other	(3)	(1)	(3)	—
	421	(142)	(1,057)	(7)
Comprehensive income	2,728	1,968	4,259	5,568
Comprehensive income attributable to noncontrolling interests	(16)	(10)	(41)	(27)
Comprehensive Income Attributable to PepsiCo	$2,712	$1,958	$4,218	$5,541

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/5/2020	9/7/2019
Operating Activities
Net income	$5,316	$5,575
Depreciation and amortization	1,731	1,634
Share-based compensation expense	186	169
Restructuring and impairment charges	124	282
Cash payments for restructuring charges	(166)	(248)
Inventory fair value adjustments and merger and integration charges	286	46
Cash payments for merger and integration charges	(97)	(4)
Pension and retiree medical plan expenses	121	165
Pension and retiree medical plan contributions	(501)	(391)
Deferred income taxes and other tax charges and credits	96	195
Net tax related to the Tax Cuts and Jobs Act (TCJ Act)	—	(29)
Tax payments related to the TCJ Act	(78)	(393)
Change in assets and liabilities:
Accounts and notes receivable	(1,430)	(1,716)
Inventories	(549)	(573)
Prepaid expenses and other current assets	(202)	(264)
Accounts payable and other current liabilities	289	80
Income taxes payable	583	347
Other, net	414	188
Net Cash Provided by Operating Activities	6,123	5,063

Investing Activities
Capital spending	(2,074)	(1,959)
Sales of property, plant and equipment	26	63
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(6,373)	(2,628)
Divestitures	4	253
Short-term investments, by original maturity:
More than three months - purchases	(400)	—
More than three months - maturities	—	8
More than three months - sales	—	3
Three months or less, net	23	13
Other investing, net	33	(38)
Net Cash Used for Investing Activities	(8,761)	(4,285)

Financing Activities
Proceeds from issuances of long-term debt	10,564	3,098
Payments of long-term debt	(814)	(2,954)
Short-term borrowings, by original maturity:
More than three months - proceeds	4,069	6
More than three months - payments	(1,801)	—
Three months or less, net	(11)	94
Cash dividends paid	(4,094)	(3,971)
Share repurchases - common	(1,543)	(2,268)

Proceeds from exercises of stock options	145	282
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(86)	(100)
Other financing	(18)	(16)
Net Cash Provided by/(Used for) Financing Activities	6,411	(5,829)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(184)	(11)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	3,589	(5,062)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,570	10,769
Cash and Cash Equivalents and Restricted Cash, End of Period	$9,159	$5,707

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$431	$304

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/5/2020	12/28/2019
ASSETS
Current Assets
Cash and cash equivalents	$9,094	$5,509
Short-term investments	611	229
Accounts and notes receivable, less allowance: 9/20 - $220 and 12/19 - $105	9,295	7,822
Inventories:
Raw materials and packaging	1,798	1,395
Work-in-process	275	200
Finished goods	2,062	1,743
	4,135	3,338
Prepaid expenses and other current assets	925	747
Total Current Assets	24,060	17,645
Property, plant and equipment	44,116	43,003
Accumulated depreciation	(24,390)	(23,698)
Property, Plant and Equipment, net	19,726	19,305
Amortizable Intangible Assets, net	1,515	1,433
Goodwill	18,603	15,501
Other indefinite-lived intangible assets	17,671	14,610
Indefinite-Lived Intangible Assets	36,274	30,111
Investments in Noncontrolled Affiliates	2,752	2,683
Deferred Income Taxes	4,357	4,359
Other Assets	3,357	3,011
Total Assets	$92,041	$78,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,692	$2,920
Accounts payable and other current liabilities	19,317	17,541
Total Current Liabilities	26,009	20,461
Long-Term Debt Obligations	37,879	29,148
Deferred Income Taxes	4,217	4,091
Other Liabilities	10,341	9,979
Total Liabilities	78,446	63,679
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,383 and 1,391 shares, respectively)	23	23
Capital in excess of par value	3,848	3,886
Retained earnings	63,013	61,946
Accumulated other comprehensive loss	(15,357)	(14,300)
Repurchased common stock, in excess of par value (484 and 476 shares, respectively)	(38,044)	(36,769)
Total PepsiCo Common Shareholders’ Equity	13,483	14,786
Noncontrolling interests	112	82
Total Equity	13,595	14,868
Total Liabilities and Equity	$92,041	$78,547

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/5/2020		9/7/2019		9/5/2020		9/7/2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,385	$23	1,399	$23	1,391	$23	1,409	$23
Change in repurchased common stock	(2)	—	(3)	—	(8)	—	(13)	—
Balance, end of period	1,383	23	1,396	23	1,383	23	1,396	23
Capital in Excess of Par Value
Balance, beginning of period		3,772		3,796		3,886		3,953
Share-based compensation expense		85		51		186		170
Stock option exercises, RSUs and PSUs converted		(2)		(5)		(138)		(181)
Withholding tax on RSUs and PSUs converted		(7)		—		(86)		(100)
Balance, end of period		3,848		3,842		3,848		3,842
Retained Earnings
Balance, beginning of period		62,145		60,752		61,946		59,947
Cumulative effect of accounting changes		—		—		(34)		8
Net income attributable to PepsiCo		2,291		2,100		5,275		5,548
Cash dividends declared – common (a)		(1,423)		(1,338)		(4,174)		(3,989)
Balance, end of period		63,013		61,514		63,013		61,514
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,778)		(14,984)		(14,300)		(15,119)
Other comprehensive income/(loss) attributable to PepsiCo		421		(142)		(1,057)		(7)
Balance, end of period		(15,357)		(15,126)		(15,357)		(15,126)
Repurchased Common Stock
Balance, beginning of period	(482)	(37,671)	(468)	(35,635)	(476)	(36,769)	(458)	(34,286)
Share repurchases	(3)	(400)	(4)	(551)	(12)	(1,559)	(19)	(2,301)
Stock option exercises, RSUs and PSUs converted	1	27	1	62	4	284	6	463
Balance, end of period	(484)	(38,044)	(471)	(36,124)	(484)	(38,044)	(471)	(36,124)
Total PepsiCo Common Shareholders’ Equity		13,483		14,129		13,483		14,129
Noncontrolling Interests
Balance, beginning of period		96		85		82		84
Net income attributable to noncontrolling interest		16		10		41		27
Distributions to noncontrolling interests		—		—		(15)		(15)
Acquisitions		—		—		5		—
Other, net		—		—		(1)		(1)
Balance, end of period		112		95		112		95
Total Equity		$13,595		$14,224		$13,595		$14,224

(a)Cash dividends declared per common share were $1.0225 and $0.955 for the 12 weeks ended September 5, 2020 and September 7, 2019, respectively, and $3.00 and $2.8375 for the 36 weeks ended September 5, 2020 and September 7, 2019, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 28, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (2019 Form 10-K), as modified to reflect the adoption of the recently issued accounting pronouncement disclosed in Note 2 in this Form 10-Q. This report should be read in conjunction with our 2019 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 5, 2020 are not necessarily indicative of the results expected for any future period or the full year.
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
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 5, 2020, and the months of January through August are reflected in our results for the 36 weeks ended September 5, 2020.
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
We are organized into seven reportable segments (also referred to as divisions), as follows:
1)Frito-Lay North America (FLNA), which includes our branded food and snack businesses in the United States and Canada;
2)Quaker Foods North America (QFNA), which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;
3)PepsiCo Beverages North America (PBNA), which includes our beverage businesses in the United States and Canada;
4)Latin America (LatAm), which includes all of our beverage, food and snack businesses in Latin America;
5)Europe, which includes all of our beverage, food and snack businesses in Europe;
6)Africa, Middle East and South Asia (AMESA), which includes all of our beverage, food and snack businesses in Africa, the Middle East and South Asia; and
7)Asia Pacific, Australia and New Zealand and China region (APAC), which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand, and China region.
Net revenue of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
FLNA	$4,399	$4,105	$12,746	$11,930
QFNA	608	576	1,906	1,710
PBNA	5,958	5,643	15,766	15,475
LatAm	1,654	1,904	4,531	5,031
Europe	3,323	3,222	7,887	7,842
AMESA (a)	1,252	957	2,866	2,533
APAC	897	781	2,215	2,000
Total	$18,091	$17,188	$47,917	$46,521
(a)The increase in net revenue primarily reflects our acquisition of Pioneer Food Group Ltd. (Pioneer Foods). See Note 12 for further information.

Our primary performance obligation is the distribution and sales of beverage, food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	9/5/2020		9/7/2019
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA (b)	30%	70%	45%	55%
APAC	25%	75%	30%	70%
PepsiCo	45%	55%	50%	50%

	36 Weeks Ended
	9/5/2020		9/7/2019
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA (b)	35%	65%	45%	55%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)The increase in the approximate percentage of net revenue generated by the food/snack business primarily reflects our acquisition of Pioneer Foods. See Note 12 for further information.
Operating profit of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
FLNA	$1,353	$1,286	$3,833	$3,694
QFNA	145	126	491	391
PBNA	697	640	1,391	1,719
LatAm	250	277	700	785
Europe	480	455	977	909
AMESA	193	210	386	551
APAC	163	166	494	388
Total division	$3,281	$3,160	$8,272	$8,437
Corporate unallocated expenses	(270)	(305)	(1,018)	(845)
Total	$3,011	$2,855	$7,254	$7,592

Operating profit in the 12 and 36 weeks ended September 5, 2020 includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	12 Weeks Ended 9/5/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$—	$—	$1	$24	$16	$—	$41
QFNA	—	—	—	1	1	1	3
PBNA	3	—	1	14	12	20	50
LatAm	—	—	6	19	6	1	32
Europe	1	1	—	8	6	—	16
AMESA	—	—	—	1	2	3	6
APAC (g)	—	—	2	(5)	1	1	(1)
Total	$4	$1	$10	$62	$44	$26	$147

	36 Weeks Ended 9/5/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$19	$—	$8	$124	$49	$3	$203
QFNA	2	—	—	7	2	1	12
PBNA	48	46	30	98	43	30	295
LatAm	1	—	12	35	14	4	66
Europe	5	2	10	17	14	17	65
AMESA	1	—	1	8	6	7	23
APAC (g)	—	—	3	(3)	2	2	4
Total	$76	$48	$64	$286	$130	$64	$668
(a)Allowances reflect the expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers, including foodservice and vending businesses.
(b)Upfront payments relate to promotional spending for which benefit is not expected to be received.
(c)Includes a reserve for product returns of $3 million and $19 million in the 12 and 36 weeks ended September 5, 2020, respectively.
(d)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs.
(e)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(f)Includes write-downs of property, plant and equipment, donations of cash and product, and other costs.
(g)Income amounts include a social welfare relief credit of $7 million in the 12 and 36 weeks ended September 5, 2020.
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

Not Yet Adopted
In 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. The guidance is effective in the first quarter of 2021 with early adoption permitted. We will adopt the guidance when it becomes effective in the first quarter of 2021. The guidance is not expected to have a material impact on our consolidated financial statements or related disclosures.
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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	11%	2%	30%	10%	25%	8%	5%	9%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Cost of sales	$1	$10	$4	$100
Selling, general and administrative expenses	59	83	112	182
Other pension and retiree medical benefits expense	1	5	8	—
Total restructuring and impairment charges	$61	$98	$124	$282
After-tax amount	$48	$82	$101	$225
Net income attributable to PepsiCo per common share	$0.03	$0.06	$0.07	$0.16

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	through 9/5/2020
FLNA	$2	$16	$9	$22	$62
QFNA	—	2	1	2	8
PBNA	29	26	32	42	123
LatAm	5	22	14	43	85
Europe	13	15	29	74	134
AMESA	2	5	9	21	50
APAC	1	4	4	41	53
Corporate	8	3	18	37	72
	60	93	116	282	587
Other pension and retiree medical benefits expense	1	5	8	—	45
Total	$61	$98	$124	$282	$632

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	through 9/5/2020
Severance and other employee costs	$23	$65	$47	$105	$333
Asset impairments	15	3	20	87	112
Other costs (a)	23	30	57	90	187
Total	$61	$98	$124	$282	$632
(a)Includes other costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 5, 2020 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2019	$128	$—	$21	$149
2020 restructuring charges	47	20	57	124
Cash payments (a)	(92)	—	(74)	(166)
Non-cash charges and translation	(10)	(20)	4	(26)
Liability as of September 5, 2020	$73	$—	$8	$81
(a)Excludes cash expenditures of $1 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at September 5, 2020 is expected to be paid by the end of 2020.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/5/2020			12/28/2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$845	$(167)	$678	$846	$(158)	$688
Reacquired franchise rights	106	(106)	—	106	(105)	1
Brands	1,317	(1,082)	235	1,326	(1,066)	260
Other identifiable intangibles (a)	941	(339)	602	810	(326)	484
Total	$3,209	$(1,694)	$1,515	$3,088	$(1,655)	$1,433
(a)The change in other identifiable intangibles primarily reflects our acquisitions of Pioneer Foods and Hangzhou Haomusi Food Co., Ltd. (Be & Cheery).

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/28/2019	Acquisitions	Translation and Other	Balance 9/5/2020

FLNA (a)
Goodwill	$299	$163	$—	$462
Brands	162	179	(1)	340
Total	461	342	(1)	802
QFNA
Goodwill	189	—	—	189
Brands	11	—	—	11
Total	200	—	—	200
PBNA (b)
Goodwill	9,898	2,241	—	12,139
Reacquired franchise rights	7,089	—	—	7,089
Acquired franchise rights	1,517	142	—	1,659
Brands (c)	763	2,400	(41)	3,122
Total	19,267	4,783	(41)	24,009
LatAm
Goodwill	501	—	(57)	444
Brands	125	—	(21)	104
Total	626	—	(78)	548
Europe (d)
Goodwill	3,961	16	(175)	3,802
Reacquired franchise rights	505	—	(10)	495
Acquired franchise rights	157	—	10	167
Brands	4,181	—	(135)	4,046
Total	8,804	16	(310)	8,510
AMESA (e)
Goodwill	446	521	24	991
Brands	—	208	11	219
Total	446	729	35	1,210
APAC (f)
Goodwill	207	357	12	576
Brands	100	307	12	419
Total	307	664	24	995

Total goodwill	15,501	3,298	(196)	18,603
Total reacquired franchise rights	7,594	—	(10)	7,584
Total acquired franchise rights	1,674	142	10	1,826
Total brands	5,342	3,094	(175)	8,261
Total	$30,111	$6,534	$(371)	$36,274
(a)The change in acquisitions primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).
(b)The change in acquisitions primarily reflects our acquisition of Rockstar Energy Beverages (Rockstar).
(c)In the 12 and 36 weeks ended September 5, 2020, we recorded an impairment charge of $41 million related to a coconut water brand.
(d)The change in translation and other primarily reflects the depreciation of the Russian ruble.
(e)The change in acquisitions primarily reflects our acquisition of Pioneer Foods.
(f)The change in acquisitions primarily reflects our acquisition of Be & Cheery.

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
There were no tax amounts recognized in the 36 weeks ended September 5, 2020 related to the TCJ Act. In the 36 weeks ended September 7, 2019, we recognized tax benefits of $29 million ($0.02 per share) related to the TCJ Act.
For further information and discussion of the impact of the TCJ Act, refer to Note 5 to our consolidated financial statements in our 2019 Form 10-K.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. In the 12 and 36 weeks ended September 5, 2020, we recorded net tax benefits of $77 million primarily related to the adoption of the TRAF in the Swiss Canton of Bern in the third quarter of 2020. In the 12 and 36 weeks ended September 7, 2019, we recorded net tax benefits of $45 million and $33 million, respectively, related to the TRAF. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
For further information and discussion of the TRAF, refer to Note 5 to our consolidated financial statements in our 2019 Form 10-K.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act and estimated income tax payments that we are deferring to future periods. Estimated federal income tax payments and mandatory transition tax payments under the TCJ Act were made in the third quarter of 2020 and are no longer deferred. Additionally, we expect to pay the previously deferred payroll taxes in the fourth quarter of 2020. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Share-based compensation expense - equity awards	$85	$51	$186	$169
Share-based compensation expense - liability awards	3	3	10	7
Restructuring charges	—	—	—	1
Total (a)	$88	$54	$196	$177
(a)Primarily recorded in selling, general and administrative expenses.

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/5/2020		9/7/2019
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.8	$131.45	1.2	$117.21
RSUs and PSUs	2.5	$131.18	2.8	$116.05
(a)In millions. All grant activity is disclosed at target.

For the 12 weeks ended September 5, 2020 and September 7, 2019, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $16 million during the 36 weeks ended September 5, 2020 and September 7, 2019, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/5/2020	9/7/2019
Expected life	6 years	5 years
Risk-free interest rate	0.9%	2.5%
Expected volatility	14%	14%
Expected dividend yield	3.4%	3.1%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	9/5/2020	9/7/2019
	U.S.		International
Service cost	$100	$87	$22	$18	$6	$5
Other pension and retiree medical benefits expense/(income):
Interest cost	100	125	21	24	6	9
Expected return on plan assets	(214)	(205)	(52)	(46)	(3)	(4)
Amortization of prior service cost/(credits)	3	2	—	—	(3)	(4)
Amortization of net losses/(gains)	45	37	16	8	(6)	(7)
Settlement losses	—	15	—	3	—	—
Special termination benefits	1	5	—	—	—	—
Total other pension and retiree medical benefits income	(65)	(21)	(15)	(11)	(6)	(6)
Total	$35	$66	$7	$7	$—	$(1)

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Service cost	$300	$263	$59	$49	$17	$16
Other pension and retiree medical benefits expense/(income):
Interest cost	300	376	58	64	17	25
Expected return on plan assets	(643)	(617)	(138)	(124)	(11)	(12)
Amortization of prior service cost/(credits)	8	7	—	—	(8)	(13)
Amortization of net losses/(gains)	136	111	42	21	(16)	(19)
Settlement losses	—	15	—	3	—	—
Special termination benefits	8	—	—	—	—	—
Total other pension and retiree medical benefits income	(191)	(108)	(38)	(36)	(18)	(19)
Total	$109	$155	$21	$13	$(1)	$(3)
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. In addition, lump sum payments may result in settlement charges that would be reflected as an item affecting comparability in future periods. During the 36 weeks ended September 5, 2020, we made discretionary contributions of $325 million to the PepsiCo Employees Retirement Plan A (Plan A) in the United States and $14 million to our international plans. During the 36 weeks ended September 7, 2019, we made discretionary contributions of $150 million to Plan A in the United States and $17 million to our international plans.
Note 8 - Debt Obligations
In the 36 weeks ended September 5, 2020, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
2.250%	March 2025	$1,500
2.625%	March 2027	$500
2.750%	March 2030	$1,500
3.500%	March 2040	$750
3.625%	March 2050	$1,500
3.875%	March 2060	$750
0.750%	May 2023	$1,000
1.625%	May 2030	$1,000
0.250%	May 2024	€1,000
0.500%	May 2028	€1,000
(a)Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 5, 2020, $750 million of senior notes matured and were paid.
As of September 5, 2020, we had $2.1 billion of commercial paper outstanding.

In the second quarter of 2020, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on May 31, 2021. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion in U.S. dollars and/or euros. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of June 3, 2019. Funds borrowed under the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under this agreement. The 364-Day Credit Agreement is in addition to our existing $3.75 billion unsecured revolving credit agreement which expires on June 3, 2024 (Five-Year Credit Agreement). As of September 5, 2020, there were no outstanding borrowings under either the 364-Day Credit Agreement or the Five-Year Credit Agreement.
On March 12, 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Foods. These borrowings were fully repaid in April 2020 and no further borrowings under these Bridge Loan Facilities are permitted.
In the fourth quarter of 2020, we paid $1.1 billion to redeem all $1.1 billion outstanding principal amount of our 2.15% senior notes due October 2020 and terminated associated interest rate swaps with a notional amount of $0.8 billion.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 5, 2020 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2019 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 5, 2020 was $376 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 5, 2020.

The notional amounts of our financial instruments used to hedge the above risks as of September 5, 2020 and December 28, 2019 are as follows:

	Notional Amounts(a)
	9/5/2020	12/28/2019
Commodity	$1.0	$1.1
Foreign exchange	$2.0	$1.9
Interest rate	$4.2	$5.0
Net investment (b)	$2.6	$2.5
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of September 5, 2020, approximately 10% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 9% as of December 28, 2019.
Fair Value Measurements
The fair values of our financial assets and liabilities as of September 5, 2020 and December 28, 2019 are categorized as follows:

		9/5/2020		12/28/2019
	Fair Value Hierarchy Levels	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Short-term investments:
Index funds (b)	1	$211	$—	$229	$—
Time deposits (c)	2	400	—	—	—
		$611	$—	$229	$—
Prepaid forward contracts (d)	2	$17	$—	$17	$—
Deferred compensation (e)	2	$—	$449	$—	$468
Contingent consideration (f)	3	$—	$874	$—	$—
Derivatives designated as fair value hedging instruments:
Interest rate (g)	2	$4	$—	$—	$5
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	2	$21	$41	$5	$32
Interest rate (h)	2	—	366	—	390
Commodity (i)	1	—	—	2	5
Commodity (j)	2	8	6	2	5
		$29	$413	$9	$432
Derivatives not designated as hedging instruments:
Foreign exchange (h)	2	$26	$3	$3	$2
Commodity (i)	1	—	—	23	7
Commodity (j)	2	11	24	6	24
		$37	$27	$32	$33
Total derivatives at fair value (k)		$70	$440	$41	$470
Total		$698	$1,763	$287	$938
(a)Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(c)Time deposits classified as short-term investments approximate fair value due to their short-term maturity.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. The expected annual future tax benefits range from approximately $40 million to $100 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 0 to 10 percent, with a weighted-average payment period of approximately 7 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 2 percent. The contingent consideration measured at fair value using unobservable inputs as of September 5, 2020 is $874 million, comprised of an $848 million liability recognized at the acquisition date of Rockstar and a fair value increase of $10 million and $26 million in the 12 and 36 weeks ended September 5, 2020, respectively, recorded in selling, general and administrative expenses.
(g)Based on London Interbank Offered Rate forward rates. As of September 5, 2020 and December 28, 2019, the carrying amount of hedged fixed-rate debt was $1.5 billion and $2.2 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of September 5, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $4 million gain and a $5 million loss, respectively. As of September 5, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $28 million loss and a $49 million loss, respectively, which is being amortized over the remaining life of the related debt obligations.
(h)Based on recently reported market transactions of spot and forward rates.
(i)Based on quoted contract prices on futures exchange markets.
(j)Based on recently reported market transactions of swap arrangements.
(k)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 5, 2020 and December 28, 2019 were not material. Collateral received or posted against our asset or liability positions was not material. Collateral posted of $61 million and $58 million as of September 5, 2020 and December 28, 2019, respectively, is classified as restricted cash.
The carrying amounts of our cash and cash equivalents approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 5, 2020 and December 28, 2019 was $50 billion and $34 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Foreign exchange	$(10)	$11	$31	$(2)	$(22)	$4
Interest rate	4	(12)	(117)	65	(102)	38
Commodity	(37)	27	(29)	32	24	1
Net investment	—	—	118	(40)	—	—
Total	$(43)	$26	$3	$55	$(100)	$43

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Foreign exchange	$(11)	$15	$(47)	$16	$(37)	$—
Interest rate	(8)	(62)	(24)	117	(73)	54
Commodity	120	16	48	19	40	3
Net investment	—	—	159	(55)	—	—
Total	$101	$(31)	$136	$97	$(70)	$57
(a)Foreign exchange derivative losses/gains are primarily included in selling, general and administrative expenses. Interest rate derivative losses/gains are primarily from fair value hedges and are included in net interest expense and other. These losses/gains are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
(b)Foreign exchange derivative losses/gains are included in cost of sales. Interest rate derivative losses/gains are included in net interest expense and other. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
Based on current market conditions, we expect to reclassify net losses of $46 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/5/2020		9/7/2019
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.66		$1.50
Net income available for PepsiCo common shareholders	$2,291	1,384	$2,100	1,397
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	8
Diluted	$2,291	1,390	$2,100	1,405
Diluted net income attributable to PepsiCo per common share	$1.65		$1.49

	36 Weeks Ended
	9/5/2020		9/7/2019
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$3.80		$3.96
Net income available for PepsiCo common shareholders	$5,275	1,387	$5,548	1,401
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	8
Diluted	$5,275	1,393	$5,548	1,409
Diluted net income attributable to PepsiCo per common share	$3.79		$3.94
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

Out-of-the-money options excluded from the calculation of diluted earnings per common share are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Out-of-the-money options (a)	0.1	—	0.6	0.4
Average exercise price per option	$137.25	$—	$131.76	$115.98
(a)In millions.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive (loss)/income before reclassifications (b)	(735)	(236)	21	1	(949)
Amounts reclassified from accumulated other comprehensive loss	—	157	50	—	207
Net other comprehensive (loss)/income	(735)	(79)	71	1	(742)
Tax amounts	(19)	18	(14)	—	(15)
Balance as of March 21, 2020 (a)	$(12,044)	$(64)	$(2,931)	$(18)	$(15,057)
Other comprehensive (loss)/income before reclassifications (c)	(827)	144	25	(1)	(659)
Amounts reclassified from accumulated other comprehensive loss	—	(127)	57	—	(70)
Net other comprehensive (loss)/income	(827)	17	82	(1)	(729)
Tax amounts	31	(4)	(19)	—	8
Balance as of June 13, 2020 (a)	$(12,840)	$(51)	$(2,868)	$(19)	$(15,778)
Other comprehensive (loss)/income before reclassifications (d)	385	115	(59)	(3)	438
Amounts reclassified from accumulated other comprehensive loss	—	(100)	55	—	(45)
Net other comprehensive (loss)/income	385	15	(4)	(3)	393
Tax amounts	29	(4)	3	—	28
Balance as of September 5, 2020 (a)	$(12,426)	$(40)	$(2,869)	$(22)	$(15,357)
(a)Pension and retiree medical amounts are net of taxes of $1,370 million as of December 28, 2019, $1,356 million as of March 21, 2020, $1,337 million as of June 13, 2020 and $1,340 million as of September 5, 2020.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, Canadian dollar and Mexican peso.
(c)Currency translation adjustment primarily reflects depreciation of the Mexican peso, Russian ruble and euro.
(d)Currency translation adjustment primarily reflects appreciation of the Pound sterling, Canadian dollar and Australian dollar, partially offset by the depreciation of the Russian ruble.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (a)	$(11,918)	$87	$(3,271)	$(17)	$(15,119)
Other comprehensive (loss)/income before reclassifications (b)	475	(20)	(16)	—	439
Amounts reclassified from accumulated other comprehensive loss	—	(15)	34	—	19
Net other comprehensive (loss)/income	475	(35)	18	—	458
Tax amounts	(2)	8	(1)	—	5
Balance as of March 23, 2019 (a)	$(11,445)	$60	$(3,254)	$(17)	$(14,656)
Other comprehensive (loss)/income before reclassifications (c)	(365)	(37)	16	1	(385)
Amounts reclassified from accumulated other comprehensive loss	—	29	37	—	66
Net other comprehensive (loss)/income	(365)	(8)	53	1	(319)
Tax amounts	—	2	(11)	—	(9)
Balance as of June 15, 2019 (a)	$(11,810)	$54	$(3,212)	$(16)	$(14,984)
Other comprehensive (loss)/income before reclassifications (d)	(149)	(95)	19	(1)	(226)
Amounts reclassified from accumulated other comprehensive loss	—	43	54	—	97
Net other comprehensive (loss)/income	(149)	(52)	73	(1)	(129)
Tax amounts	(10)	14	(17)	—	(13)
Balance as of September 7, 2019 (a)	$(11,969)	$16	$(3,156)	$(17)	$(15,126)
(a)Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018, $1,465 million as of March 23, 2019 and $1,454 million as of June 15, 2019 and $1,437 million as of September 7, 2019.
(b)Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Pound sterling.
(c)Currency translation adjustment primarily reflects depreciation of the euro, Mexican peso and Swiss franc.
(d)Currency translation adjustment primarily reflects depreciation of the Pound sterling, Russian ruble and Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$1	Net revenue
Foreign exchange contracts	(22)	4	(37)	(1)	Cost of sales
Interest rate derivatives	(102)	38	(73)	54	Net interest expense and other
Commodity contracts	22	—	36	2	Cost of sales
Commodity contracts	2	1	4	1	Selling, general and administrative expenses
Net (gains)/losses before tax	(100)	43	(70)	57
Tax amounts	25	(11)	17	(13)
Net (gains)/losses after tax	$(75)	$32	$(53)	$44

Pension and retiree medical items:
Amortization of prior service credits	$—	$(2)	$—	$(6)	Other pension and retiree medical benefits income
Amortization of net losses	55	38	162	113	Other pension and retiree medical benefits income
Settlement losses	—	18	—	18	Other pension and retiree medical benefits income
Net losses before tax	55	54	162	125
Tax amounts	(12)	(12)	(34)	(27)
Net losses after tax	$43	$42	$128	$98

Total net (gains)/losses reclassified, net of tax	$(32)	$74	$75	$142
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
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.7 billion South African rand, or approximately $0.5 billion as of the end of the third quarter of 2020, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.2 billion South

African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition and will primarily be settled within the twelve-month period from the acquisition date. This was recorded in selling, general and administrative expenses in the 36 weeks ended September 5, 2020. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
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
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, primarily in our PBNA segment. The assets acquired and liabilities assumed in Rockstar as of the acquisition date, which primarily include goodwill and other intangible assets of $4.6 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2021.
In addition to our acquisition of Rockstar, as part of our overall energy strategy, we entered into an agreement with Vital Pharmaceuticals, Inc. in the second quarter of 2020 for us and our bottlers to exclusively distribute Bang Energy drinks in the United States.
Acquisition of Hangzhou Haomusi Food Co., Ltd.
On June 1, 2020, we acquired all of the outstanding shares of Be & Cheery, one of the largest online snacks companies in China, from Haoxiangni Health Food Co., Ltd. for cash. The total consideration transferred was approximately $0.7 billion. The purchase price will be adjusted for net working capital amounts as of the acquisition date compared to targeted amounts set forth in the acquisition agreement.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our APAC segment. The assets acquired and liabilities assumed in Be & Cheery as of the acquisition date, which primarily include goodwill and other intangible assets of $0.7 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the third quarter of 2021.
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

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019
Cost of sales	$11	$—	$30	$34
Selling, general and administrative expenses	32	7	256	12
Total	$43	$7	$286	$46
After-tax amount	$27	$6	$254	$38
Net income attributable to PepsiCo per common share	$0.02	$—	$0.18	$0.03
Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales) and closing costs, employee-related costs, changes in the fair value of contingent consideration and contract termination costs (recorded in selling, general and administrative expenses). Merger and integration charges also include liabilities to support socioeconomic programs in South Africa (recorded in selling, general and administrative expenses). Inventory fair value adjustments and merger and integration charges by division are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2020	9/7/2019	9/5/2020	9/7/2019	Acquisition
FLNA	$1	$—	$26	$—	BFY Brands
PBNA	17	—	60	—	Rockstar
Europe	—	5	—	43	SodaStream
AMESA	10	2	169	2	Pioneer Foods
APAC	5	—	5	—	Be & Cheery
Corporate	10	—	26	1	Rockstar, SodaStream
Total	$43	$7	$286	$46
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
COVID-19
Our global operations continue to expose us to risks associated with the COVID-19 pandemic, which continues to result in challenging operating environments and has affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous and varying measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step policies with the goal of re-opening these markets. These measures have impacted and will continue to impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are made, manufactured, distributed or sold continue to operate in varying stages of restrictions and re-opening to address the COVID-19 pandemic. While some of these restrictions have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed in these jurisdictions. There continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have experienced employee absenteeism which has resulted in reduced manufacturing capacity at certain of our facilities and we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment and increased sanitation, allowances for credit losses, upfront payment write-offs and inventory write-offs, which have negatively impacted and may continue to negatively impact our profitability. In addition, measures that impact our ability to access our offices (some of which remain closed), plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. We continue to implement safety protocols at our facilities, including temperature checks, health screening, providing personal protective equipment, increased sanitation, requiring the use of masks and facilitating social distancing in work and dining spaces, and have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain, although we can reasonably envision that possibility.
Public concern regarding the risk of contracting COVID-19 has impacted and may continue to impact demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Changes in consumer demand as a result of COVID-19 continue to vary in scope and timing by jurisdiction as we sell a wide variety of beverages, foods and snacks and the amount of revenue attributable to such products varies across these markets. Even as governmental restrictions continue to be relaxed and economies gradually, partially, or fully reopen in certain of these markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. In addition, as a result of COVID-19, certain jurisdictions, such as certain states in Mexico, have enacted or are considering enacting new or expanded product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. Changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times, including changes in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see a rapid increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which can result in an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes, schools or other venues in which our products are sold, or reduced capacity at any of the foregoing, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition have also resulted and may continue to result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

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
Coronavirus Aid, Relief, and Economic Security Act
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act and estimated income tax payments that we are deferring to future periods. Estimated federal income tax payments and mandatory transition tax payments under the TCJ Act were made in the third quarter of 2020 and are no longer deferred. Additionally, we expect to pay the previously deferred payroll taxes in the fourth quarter of 2020. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
Refer to the COVID-19 discussion above and Note 5 to our condensed consolidated financial statements for further information.
Risks Associated with International Operations
In the 12 weeks ended September 5, 2020, substantially all of our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 5, 2020, substantially all of our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 5, 2020, our operations outside of the United States generated 40% of our consolidated net revenue, with Brazil, Canada, China, Mexico, Russia and the United Kingdom comprising approximately 20% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In each of the 12 and 36 weeks ended September 5, 2020, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, primarily due to declines in the Mexican peso, Brazilian real and Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 5, 2020 and December 28, 2019 and Note 9 to our consolidated financial statements in our 2019 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” in this Form 10-Q, and in “Item 1A. Risk Factors” and in

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2019 Form 10-K should be considered when evaluating our trends and future results.
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
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. In the 12 and 36 weeks ended September 5, 2020, we recorded net tax benefits of $77 million primarily related to the adoption of the TRAF in the Swiss Canton of Bern in the third quarter of 2020. In the 12 and 36 weeks ended September 7, 2019, we recorded net tax benefits of $45 million and $33 million, respectively, related to the TRAF. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
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
We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended September 5, 2020 include beverage volume outside of North America for the months of June, July and August. The 36 weeks ended September 5, 2020 include beverage volume outside of North America for the months of January through August.
Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration (FDA) recommended guidelines for single-serving sizes of food and beverage products. The FDA revised the guidelines on recommended serving size for beverage products, effective January 1, 2020. Previously, FDA guidelines recommended a serving size of 8 fluid ounces for all beverages. The revised guidelines recommend a serving size of 8 fluid ounces for beverages that consist of milk, fruit juices, nectars and fruit drinks and 12 fluid ounces for other beverages. No changes were recommended to the serving size of food products. The revised guidelines have been retrospectively applied to our prior-year servings. For the 12 and 36 weeks ended September 5, 2020, total servings increased 13% and 7%, respectively, primarily reflecting the contributions from our recent acquisitions. See Note 12 to our condensed consolidated financial statements for further information.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/5/2020	9/7/2019	Change	9/5/2020	9/7/2019	Change
Net revenue	$18,091	$17,188	5%	$47,917	$46,521	3%
Operating profit	$3,011	$2,855	5.5%	$7,254	$7,592	(4.5)%
Operating profit margin	16.6%	16.6%	—	15.1%	16.3%	(1.2)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks
Operating profit grew 5.5% and operating profit margin was flat. Operating profit growth was primarily driven by productivity savings and net revenue growth, partially offset by certain operating cost increases.
A favorable mark-to-market net impact on commodity derivatives included in “Items Affecting Comparability” contributed 3 percentage points to operating profit growth. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 5 percentage points. See Note 1 to our condensed consolidated financial statements for further information.
36 Weeks
Operating profit decreased 4.5% and operating profit margin decreased 1.2 percentage points. Operating profit performance was primarily driven by certain operating cost increases, partially offset by productivity savings and net revenue growth.
Higher inventory fair value adjustments and merger and integration charges included in “Items Affecting Comparability” negatively impacted operating profit performance by 3 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 8 percentage points. See Note 1 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
As previously disclosed in our 2019 Form 10-K, our historical segment reporting presented in this report has been retrospectively revised to reflect the new organizational structure. These changes did not impact our consolidated financial results.
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 5, 2020, and the months of January through August are reflected in our results for the 36 weeks ended September 5, 2020.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 9/5/2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	7%	—	(1)	6%	3	4
QFNA	6%	—	—	6%	4	2
PBNA	6%	—	(2.5)	3%	(1.5)	5
LatAm	(13)%	14	—	1%	1	—
Europe	3%	3.5	—	7%	5	1
AMESA	31%	2	(35)	(2)%	1	(2.5)
APAC	15%	—	(10)	5%	5	—
Total	5%	2	(3)	4%	2	3

	36 Weeks Ended 9/5/2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Volume(b)	Effective net pricing
FLNA	7%	—	(0.5)	7%	4	2
QFNA	11%	—	—	12%	13	(1)
PBNA	2%	—	(1.5)	0.5%	(2)	3
LatAm	(10)%	12	—	2%	1	2
Europe	1%	4	—	5%	4	1
AMESA	13%	1	(14)	—%	(1)	0.5
APAC	11%	2	(4)	9%	6	3
Total	3%	2	(2)	4%	2	2
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE), as well as the mix of beverage volume sold by our company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.
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

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/5/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$1,353	$—	$2	$1	$1,356
QFNA	145	—	—	—	145
PBNA	697	—	29	17	743
LatAm	250	—	5	—	255
Europe	480	—	13	—	493
AMESA	193	—	2	10	205
APAC	163	—	1	5	169
Corporate unallocated expenses	(270)	(71)	8	10	(323)
Total	$3,011	$(71)	$60	$43	$3,043

	12 Weeks Ended 9/7/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$1,286	$—	$16	$—	$1,302
QFNA	126	—	2	—	128
PBNA	640	—	26	—	666
LatAm	277	—	22	—	299
Europe	455	—	15	5	475
AMESA	210	—	5	2	217
APAC	166	—	4	—	170
Corporate unallocated expenses	(305)	4	3	—	(298)
Total	$2,855	$4	$93	$7	$2,959

	36 Weeks Ended 9/5/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$3,833	$—	$9	$26	$3,868
QFNA	491	—	1	—	492
PBNA	1,391	—	32	60	1,483
LatAm	700	—	14	—	714
Europe	977	—	29	—	1,006
AMESA	386	—	9	169	564
APAC	494	—	4	5	503
Corporate unallocated expenses	(1,018)	26	18	26	(948)
Total	$7,254	$26	$116	$286	$7,682

	36 Weeks Ended 9/7/2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$3,694	$—	$22	$—	$3,716
QFNA	391	—	2	—	393
PBNA	1,719	—	42	—	1,761
LatAm	785	—	43	—	828
Europe	909	—	74	43	1,026
AMESA	551	—	21	2	574
APAC	388	—	41	—	429
Corporate unallocated expenses	(845)	(50)	37	1	(857)
Total	$7,592	$(50)	$282	$46	$7,870
(a)See “Items Affecting Comparability.”
(b)Operating profit for the 12 and 36 weeks ended September 5, 2020 includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/5/2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5%	—	(1)	—	4%	—	4%
QFNA	15%	—	(2)	—	14%	—	14%
PBNA	9%	—	—	2	11%	—	12%
LatAm	(10)%	—	(5)	—	(15)%	15	0.5%
Europe	5%	—	—	(1)	4%	4.5	8%
AMESA	(9)%	—	(2)	5	(6)%	1	(5)%
APAC	(1.5)%	—	(2)	3	—%	(0.5)	(1)%
Corporate unallocated expenses	(12)%	25	(2)	(3)	8%	—	8%
Total	5.5%	(3)	(1)	1	3%	2	5%

	36 Weeks Ended 9/5/2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4%	—	—	1	4%	—	4%
QFNA	26%	—	—	—	25%	—	25%
PBNA	(19)%	—	(1)	4	(16)%	—	(16)%
LatAm	(11)%	—	(3)	—	(14)%	12	(2)%
Europe	7%	—	(5)	(5)	(2)%	5	3%
AMESA	(30)%	—	(2)	30	(2)%	—	(2)%
APAC	27%	—	(12)	2	17%	1	19%
Corporate unallocated expenses	20%	(9)	2	(3)	11%	—	11%
Total	(4.5)%	1	(2)	3	(2)%	2	—%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 7% and volume grew 3%. The net revenue growth was primarily driven by effective net pricing and volume growth. The volume growth primarily reflects double-digit growth in variety packs and dips, high-single-digit growth in trademark Tostitos and mid-single-digit growth in trademark Ruffles, partially offset by a low-single-digit decline in trademark Lay’s and a mid-single-digit decline in trademark Fritos.
Operating profit increased 5%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 3 percentage points.
36 Weeks
Net revenue grew 7% and volume grew 4%. The net revenue growth was primarily driven by volume growth and effective net pricing. The volume growth primarily reflects double-digit growth in variety packs, dips and trademark Tostitos, partially offset by a double-digit decline in nuts and seeds and a low-single-digit decline in trademark Lay’s.
Operating profit grew 4%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 5.5 percentage points.
QFNA
12 Weeks
Net revenue increased 6% and volume increased 4%. The net revenue growth reflects volume growth, favorable net pricing and favorable mix. The volume growth was driven by double-digit growth in rice/pasta and lite snacks and mid-single-digit growth in oatmeal, partially offset by a mid-single-digit decline in bars. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit grew 15%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 2.5 percentage points.
36 Weeks
Net revenue increased 11% and volume increased 13%. The net revenue growth reflects volume growth and favorable net pricing, partially offset by unfavorable mix. The volume growth was driven by double-digit growth in oatmeal, Aunt Jemima syrup and mix, and ready-to-eat cereals. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and volume growth.
Operating profit grew 26%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 3 percentage points.

PBNA
12 Weeks
Net revenue increased 6%, driven by effective net pricing, partially offset by a decrease in volume. Volume decreased slightly, driven by a 3% decrease in carbonated soft drink (CSD) volume largely offset by a 3% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected a mid-single-digit increase in Gatorade sports drinks and a double-digit increase in our energy portfolio, partially offset by a low-single-digit decrease in our overall water portfolio. In addition, acquisitions contributed 2.5 percentage points to net revenue growth.
Operating profit increased 9%, primarily reflecting the effective net pricing, productivity savings, lower advertising and marketing expenses and a 4-percentage-point impact of lower commodity costs, partially offset by certain operating cost increases, including incremental information technology costs, the volume decrease and an 8-percentage-point impact of the charges taken as a result of the COVID-19 pandemic. Impairment charges associated with a coconut water brand and a prior-year gain associated with an insurance recovery reduced operating profit growth by 5 percentage points and 4.5 percentage points, respectively. In addition, acquisitions contributed 6 percentage points to operating profit growth.
36 Weeks
Net revenue increased 2%, driven by effective net pricing, largely offset by a decrease in volume. Volume decreased 2%, driven by a 5% decrease in CSDs, partially offset by a 2% increase in NCB volume. The NCB volume increase primarily reflected a mid-single-digit increase in Gatorade sports drinks, a double-digit increase in our energy portfolio, and a low-single-digit increase in our overall water portfolio, partially offset by a mid-single-digit decrease in our juice and juice drinks portfolio and a low-single-digit decrease in Lipton ready-to-drink teas. In addition, acquisitions contributed 1.5 percentage points to net revenue growth.
Operating profit decreased 19%, reflecting certain operating cost increases, including incremental information technology costs, a 17-percentage-point impact of the charges taken as a result of the COVID-19 pandemic and the volume decrease. These impacts were partially offset by productivity savings, the effective net pricing, lower advertising and marketing expenses and a 4-percentage-point impact of lower commodity costs. Impairment charges associated with a coconut water brand, a prior-year gain associated with a sale of an asset, and a prior-year gain associated with an insurance recovery each negatively impacted operating profit performance by 2 percentage points. In addition, acquisitions positively contributed 3 percentage points to operating profit performance.
LatAm
12 Weeks
Net revenue decreased 13%, primarily reflecting a 14-percentage-point impact of unfavorable foreign exchange, partially offset by net volume growth.
Snacks volume grew 2%, reflecting double-digit growth in Brazil, partially offset by a low-single-digit decline in Mexico.
Beverage volume declined 7%, reflecting double-digit declines in Colombia and Argentina, a high-single-digit decline in Honduras and mid-single-digit declines in Guatemala and Mexico, partially offset by low-single-digit growth in Brazil. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.

Operating profit decreased 10%, reflecting certain operating cost increases and a 7-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, partially offset by productivity savings and a 5-percentage-point impact of lower restructuring and impairment charges. A current-year insurance settlement recovery related to a production facility fire in Mexico in 2018 positively contributed 6 percentage points to operating profit performance. Additionally, unfavorable foreign exchange and the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 15 percentage points and 11 percentage points, respectively.
36 Weeks
Net revenue decreased 10%, reflecting a 12-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing and net volume growth.
Snacks volume grew 1%, reflecting mid-single-digit growth in Brazil and low-single-digit growth in Mexico.
Beverage volume declined 5%, reflecting double-digit declines in Colombia and Argentina, a mid-single-digit decline in Honduras, and low-single-digit declines in Chile, Guatemala, and Brazil. Additionally, Mexico was even with the prior year. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 11%, primarily reflecting certain operating cost increases, a 7-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and a 4-percentage-point impact of a prior-year insurance settlement recovery related to the 2017 earthquake in Mexico. These impacts were partially offset by productivity savings, the effective net pricing and a 2.5-percentage-point impact of a current-year insurance settlement recovery related to a production facility fire in Mexico in 2018. Additionally, unfavorable foreign exchange and the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 12 percentage points and 8 percentage points, respectively.
Europe
12 Weeks
Net revenue increased 3%, reflecting volume growth and effective net pricing, partially offset by a 3.5-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 4%, reflecting double-digit growth in France and Turkey, mid-single-digit growth in the United Kingdom and Poland and high-single-digit growth in the Netherlands, partially offset by a low-single-digit decline in Russia and a mid-single-digit decline in Spain.
Beverage volume grew 11%, reflecting double-digit growth in Germany and France, partially offset by a mid-single-digit decline in Turkey and a high-single-digit decline in Poland. Additionally, Russia and the United Kingdom each experienced mid-single-digit growth.
Operating profit increased 5%, primarily reflecting the volume growth and productivity savings, partially offset by certain operating cost increases, higher advertising and marketing expenses and a 2-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange. Additionally, unfavorable foreign exchange and the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 4.5 percentage points and 3.5 percentage points, respectively.

36 Weeks
Net revenue increased 1%, primarily reflecting volume growth, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Snacks volume grew 4%, reflecting high-single-digit growth in the United Kingdom, double-digit growth in France and mid-single-digit growth in the Netherlands, partially offset by a slight decline in Russia and a low-single-digit decline in Spain. Additionally, Poland and Turkey each experienced low-single-digit growth.
Beverage volume grew 8%, reflecting double-digit growth in Germany and France, partially offset by a double-digit decline in Poland and a mid-single-digit decline in Turkey. Additionally, Russia experienced slight growth and the United Kingdom experienced mid-single-digit growth.
Operating profit increased 7%, primarily reflecting the volume growth, productivity savings, a 5-percentage-point impact of lower restructuring and impairment charges, a 5-percentage-point impact of the prior-year inventory fair value adjustments and merger and integration charges primarily associated with our SodaStream acquisition and a 3.5-percentage-point impact of a gain on an asset sale. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and unfavorable net pricing. Additionally, the charges taken as a result of the COVID-19 pandemic and unfavorable foreign exchange reduced operating profit growth by 6 percentage points and 5 percentage points, respectively.
AMESA
12 Weeks
Net revenue increased 31%, primarily reflecting a 36-percentage-point impact of the Pioneer Foods acquisition, partially offset by unfavorable net pricing. Net revenue was also negatively impacted by the COVID-19 pandemic.
Snacks volume grew 289%, primarily reflecting a 282-percentage-point impact of the Pioneer Foods acquisition, double-digit growth in Pakistan and high-single-digit growth in India. Additionally, South Africa experienced slight growth and the Middle East experienced mid-single-digit growth.
Beverage volume declined 4%, primarily reflecting a double-digit decline in India, a mid-single-digit decline in Pakistan and a low-single-digit decline in the Middle East, partially offset by mid-single-digit growth in Nigeria. The Pioneer Foods acquisition positively contributed 2 percentage points to beverage volume performance. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 9%, primarily reflecting the net volume performance, certain operating cost increases and the unfavorable net pricing, partially offset by productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower commodity costs. The Pioneer Foods acquisition positively contributed 8 percentage points to operating profit performance and was partially offset by the related merger and integration charges, which negatively impacted operating profit performance by 5 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 3 percentage points.

36 Weeks
Net revenue increased 13%, primarily reflecting a 19-percentage-point impact of the Pioneer Foods acquisition, partially offset by a 4-percentage-point impact of the prior-year refranchising of a portion of our beverage business in India. Net revenue was also negatively impacted by the COVID-19 pandemic.
Snacks volume grew 158%, primarily reflecting a 154-percentage-point impact of the Pioneer Foods acquisition, high-single-digit growth in the Middle East and double digit growth in Pakistan, partially offset by a low-single-digit decline in India. Additionally, South Africa experienced low-single-digit growth.
Beverage volume declined 10%, primarily reflecting double-digit declines in India and Pakistan and a low-single-digit decline in the Middle East, partially offset by low-single-digit growth in Nigeria. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit decreased 30%, reflecting certain operating cost increases and a 2-percentage-point impact of a prior-year gain on the refranchising of a portion of our beverage business in India, partially offset by productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower commodity costs. The merger and integration charges associated with the Pioneer Foods acquisition negatively impacted operating profit performance by 30 percentage points and were partially offset by Pioneer Foods’ 4-percentage-point positive contribution to operating profit performance. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 4 percentage points.
APAC
12 Weeks
Net revenue increased 15%, primarily reflecting a 10-percentage-point impact of the Be & Cheery acquisition and volume growth.
Snacks volume grew 18%, primarily reflecting an 11-percentage-point impact of the Be & Cheery acquisition and double-digit growth in Australia. Additionally, China, Indonesia and Taiwan each experienced low-single-digit growth and Thailand experienced mid-single-digit growth.
Beverage volume grew 6%, primarily reflecting double-digit growth in China, partially offset by a double-digit decline in the Philippines and a mid-single-digit decline in Vietnam. Additionally, Thailand experienced low-single-digit growth.
Operating profit decreased 1.5%, primarily reflecting higher advertising and marketing expenses, certain operating cost increases and a 3-percentage-point impact of merger and integration charges associated with the Be & Cheery acquisition. These impacts were partially offset by productivity savings and the net revenue growth.
36 Weeks
Net revenue increased 11%, primarily reflecting net volume growth, a 4-percentage-point impact of the Be & Cheery acquisition and effective net pricing.
Snacks volume grew 13%, primarily reflecting a 4-percentage-point impact of the Be & Cheery acquisition and double-digit growth in Indonesia, partially offset by a slight decline in Thailand. Additionally, Taiwan experienced mid-single-digit growth and China and Australia each experienced high-single-digit growth.

Beverage volume declined 1%, primarily reflecting a double-digit decline in the Philippines, and mid-single-digit declines in Thailand and Vietnam, partially offset by mid-single-digit growth in China. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on volume performance.
Operating profit increased 27%, primarily reflecting the net revenue growth, productivity savings and a 12-percentage-point impact of lower restructuring and impairment charges, partially offset by certain operating cost increases and higher advertising and marketing expenses.
Other Consolidated Results

	12 Weeks Ended					36 Weeks Ended
	9/5/2020	9/7/2019		Change		9/5/2020	9/7/2019		Change
Other pension and retiree medical benefits income	$86	$38		$48		$247	$163		$84
Net interest expense and other	$(264)	$(224)		$(40)		$(789)	$(651)		$(138)
Tax rate	18.6%	21.0%				20.8%	21.5%
Net income attributable to PepsiCo	$2,291	$2,100		9%		$5,275	$5,548		(5)%
Net income attributable to PepsiCo per common share – diluted	$1.65	$1.49		10%		$3.79	$3.94		(4)%
Mark-to-market net impact	(0.04)	—				0.01	(0.03)
Restructuring and impairment charges	0.03	0.06				0.07	0.16
Inventory fair value adjustments and merger and integration charges	0.02	—				0.18	0.03
Net tax related to the TCJ Act	—	—				—	(0.02)
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$1.66	$1.56	(b)	7%		$4.05	$4.07	(b)	(0.5)%
Impact of foreign exchange translation				3					2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)				9%	(b)				2%	(b)
(a)See “Non-GAAP Measures.”
(b)Does not sum due to rounding.
12 Weeks
Other pension and retiree medical benefits income increased $48 million, reflecting the recognition of fixed income gains on plan assets, the impact of approved discretionary plan contributions and higher prior-year settlement losses, partially offset by the decrease in discount rates.
Net interest expense and other increased $40 million, primarily due to higher average debt balances and lower interest rates on cash, partially offset by lower interest rates on debt, higher average cash balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate decreased 2.4 percentage points, primarily reflecting the net tax benefits related to the TRAF.
Net income attributable to PepsiCo increased 9% and net income attributable to PepsiCo per common share increased 10%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 4 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth. Additionally, the charges taken as a result of the

COVID-19 pandemic negatively impacted both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth by 5 percentage points.
36 Weeks
Other pension and retiree medical benefits income increased $84 million, reflecting the recognition of fixed income gains on plan assets, the impact of approved discretionary plan contributions and higher prior-year settlement losses, partially offset by the decrease in discount rates.
Net interest expense and other increased $138 million, primarily due to higher average debt balances, lower interest rates on cash, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by lower interest rates on debt and higher average cash balances.
The reported tax rate decreased 0.7 percentage points, reflecting a prior-year increase in reserves for uncertain tax positions in foreign jurisdictions and the net tax benefits related to the TRAF. These impacts were partially offset by a prior-year tax benefit related to an international restructuring and current-year non-deductible expenses related to an acquisition.
Net income attributable to PepsiCo decreased 5% and net income attributable to PepsiCo per common share decreased 4%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 3 percentage points. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 9 percentage points.
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
See “Net Revenue and Organic Revenue Growth” in “Results of Operations – Division Review” for further information.
Free cash flow
We define free cash flow as net cash provided by operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/5/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$8,156	$9,935	$6,924	$3,011	$86	$526	$2,291
Items Affecting Comparability
Mark-to-market net impact	38	(38)	33	(71)	—	(16)	(55)
Restructuring and impairment charges	(1)	1	(59)	60	1	13	48
Inventory fair value adjustments and merger and integration charges	(11)	11	(32)	43	—	16	27
Core, Non-GAAP Measure	$8,182	$9,909	$6,866	$3,043	$87	$539	$2,311

	12 Weeks Ended 9/7/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,694	$9,494	$6,639	$2,855	$38	$559	$2,100
Items Affecting Comparability
Mark-to-market net impact	(13)	13	9	4	—	1	3
Restructuring and impairment charges	(10)	10	(83)	93	5	16	82
Inventory fair value adjustments and merger and integration charges	—	—	(7)	7	—	1	6
Core, Non-GAAP Measure	$7,671	$9,517	$6,558	$2,959	$43	$577	$2,191

	36 Weeks Ended 9/5/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$21,371	$26,546	$19,292	$7,254	$247	$1,396	$5,275
Items Affecting Comparability
Mark-to-market net impact	14	(14)	(40)	26	—	8	18
Restructuring and impairment charges	(4)	4	(112)	116	8	23	101
Inventory fair value adjustments and merger and integration charges	(30)	30	(256)	286	—	32	254
Core, Non-GAAP Measure	$21,351	$26,566	$18,884	$7,682	$255	$1,459	$5,648

	36 Weeks Ended 9/7/2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$20,786	$25,735	$18,143	$7,592	$1,529	$27	$5,548
Items Affecting Comparability
Mark-to-market net impact	19	(19)	31	(50)	(12)	—	(38)
Restructuring and impairment charges	(100)	100	(182)	282	57	4	221
Inventory fair value adjustments and merger and integration charges	(34)	34	(12)	46	8	—	38
Net tax related to the TCJ Act	—	—	—	—	29	—	(29)
Core, Non-GAAP Measure	$20,671	$25,850	$17,980	$7,870	$1,611	$31	$5,740
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, of which we have incurred $632 million plan to date through September 5, 2020, and cash expenditures of approximately $1.6 billion, of which we have incurred approximately $428 million plan to date through September 5, 2020. We expect to incur pre-tax charges of approximately $150 million and cash expenditures of approximately $100 million for the remainder of 2020, with the balance to be reflected in our 2021 through 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2021 and 2022 results.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2019 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Inventory Fair Value Adjustments and Merger and Integration Charges
In the 12 and 36 weeks ended September 5, 2020, we recorded inventory fair value adjustments and merger and integration charges of $43 million ($27 million after-tax or $0.02 per share) and $286 million ($254 million after-tax or $0.18 per share), respectively. Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets, and closing costs, employee-related costs, changes in the fair value of contingent consideration and contract termination costs related to our acquisitions of BFY Brands, Rockstar, Pioneer

Foods and Be & Cheery. Merger and integration charges also include liabilities to support socioeconomic programs in South Africa related to our acquisition of Pioneer Foods.
In the 12 and 36 weeks ended September 7, 2019, we recorded inventory fair value adjustments and merger and integration charges of $7 million ($6 million after-tax with a nominal amount per share) and $46 million ($38 million after-tax or $0.03 per share), respectively. These charges primarily relate to SodaStream’s acquired inventory included in the acquisition-date balance sheet, as well as merger and integration charges, including employee-related costs.
See Note 12 to our condensed consolidated financial statements for further information.
Net Tax Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. We recognized tax benefits of $29 million ($0.02 per share) in the 36 weeks ended September 7, 2019 related to the TCJ Act.
See Note 5 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments, debt repayments, payments for acquisitions, including the contingent consideration related to Rockstar, and the transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. Our sources and uses of cash were not materially impacted by COVID-19 in the 36 weeks ended September 5, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a material impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” as well as Note 8 to our consolidated financial statements included in our 2019 Form 10-K for further information.
As of September 5, 2020, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of September 5, 2020, our mandatory transition tax liability was $3.2 billion, which must be paid through 2026 under the provisions of the TCJ Act. See Note 5 to our condensed consolidated financial statements for further discussion of the TCJ Act.
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act and estimated income tax payments that we are deferring to future periods. Estimated federal income tax payments and mandatory transition tax payments under the TCJ Act were made in the third quarter of 2020 and are no longer deferred. Additionally, we expect to pay the previously deferred payroll taxes in the fourth quarter of 2020. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

Operating Activities
During the 36 weeks ended September 5, 2020, net cash provided by operating activities was $6.1 billion, compared to net cash provided by operating activities of $5.1 billion in the prior-year period. The operating cash flow performance primarily reflects favorable net working capital comparisons to 2019 and lower net cash tax payments in the current year.
Investing Activities
During the 36 weeks ended September 5, 2020, net cash used for investing activities was $8.8 billion, primarily reflecting net cash paid in connection with our acquisitions of RockStar of $3.85 billion, Pioneer Foods of $1.2 billion and Be & Cheery of $0.7 billion, as well as net capital spending of $2.0 billion.
For 2020, we now expect net capital spending to be approximately $4 billion, a reduction from our previously announced net capital spending expectation of approximately $5 billion, in light of the COVID-19 pandemic.
Financing Activities
During the 36 weeks ended September 5, 2020, net cash provided by financing activities was $6.4 billion, primarily reflecting proceeds from issuances of long-term debt of $10.6 billion and net proceeds of short-term borrowings of $2.3 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $5.6 billion and payments of long-term debt of $0.8 billion.
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

	36 Weeks Ended
	9/5/2020	9/7/2019
Net cash provided by operating activities, GAAP measure	$6,123	$5,063
Capital spending	(2,074)	(1,959)
Sales of property, plant and equipment	26	63
Free cash flow, non-GAAP measure	$4,075	$3,167

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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 5, 2020, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and thirty-six weeks ended September 5, 2020 and September 7, 2019, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 5, 2020 and September 7, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
September 30, 2020

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
There were no changes in our internal control over financial reporting during our third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our third quarter of 2020, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business service models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K and our Form 10-Qs for the fiscal quarter ended March 21, 2020 (Q1 2020 Form 10-Q) and the fiscal quarter ended June 13, 2020 (Q2 2020 Form 10-Q) . The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Form 10-Q and our Q1 2020 Form 10-Q and Q2 2020 Form 10-Q, including in the additional risk factor below. Except as described herein and in our Q1 2020 Form 10-Q and Q2 2020 Form 10-Q, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
You should carefully consider the risks described below and in our 2019 Form 10-K, Q1 2020 Form 10-Q and Q2 2020 Form 10-Q in addition to the other information set forth in this Form 10-Q, our Q2 2020 Form 10-Q, our Q1 2020 Form 10-Q and in our 2019 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks described below and in our 2019 Form 10-K, our Q1 2020 Form 10-Q and our Q2 2020 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
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
Our global operations continue to expose us to risks associated with the COVID-19 pandemic, which continues to result in challenging operating environments. COVID-19 continues to spread across the globe to almost all of the countries and territories in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous and varying measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step policies with the goal of re-opening these markets. These measures have impacted and will continue to impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are made, manufactured, distributed or sold continue to operate in varying stages of restrictions and re-opening to address the COVID-19 pandemic. While some of these restrictions have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed in these jurisdictions. There continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have experienced employee absenteeism which has resulted in reduced manufacturing capacity at certain of our facilities and we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment and increased sanitation, allowances for credit losses, upfront payment write-offs and inventory write-offs, which have negatively impacted and may continue to negatively impact our profitability. In addition, measures that impact our ability to access our offices (some of which remain closed), plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.
Public concern regarding the risk of contracting COVID-19 has impacted and may continue to impact demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Changes in consumer demand as a result of COVID-19 continue to vary in scope and timing by jurisdiction as we sell a wide variety of beverages, foods and snacks, and the amount of revenue attributable to such products varies across these markets. Even as governmental restrictions continue to be relaxed and economies gradually partially or fully reopen in certain of these markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. In addition, as a result of COVID-19, certain jurisdictions, such as certain states in Mexico, have enacted or are considering enacting new or expanded product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. Changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters, or in one sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times, including changes in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see a rapid increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which can result in an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes, schools or other venues in which our products are sold, or reduced capacity at any of the foregoing, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition have also resulted and may continue to result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2020 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/13/2020				$9,925

6/14/2020 - 7/11/2020	1.1	$131.76	1.1	(141)
				9,784
7/12/2020 - 8/8/2020	0.7	$136.75	0.7	(100)
				9,684
8/9/2020 - 9/5/2020	1.1	$137.92	1.1	(159)
Total	2.9	$135.40	2.9	$9,525
(a)All shares were repurchased in open market transactions pursuant to the $15 billion share repurchase program authorized by our Board of Directors and publicly announced on February 13, 2018, which commenced on July 1, 2018 and will expire on June 30, 2021. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 59.

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

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	September 30, 2020	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	September 30, 2020	/s/ David Yawman
David Yawman
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)