Form 10-K
period 2020-12-26
PEPSICO INC
filed 2021-02-11
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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

(914) 253-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
1.750% Senior Notes Due 2021	PEP21a	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
0.250% Senior Notes Due 2024	PEP24	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28a	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.400% Senior Notes Due 2032	PEP32	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
1.050% Senior Notes Due 2050	PEP50	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 12, 2020, the last day of business of our most recently completed second fiscal quarter, was $178.5 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 4, 2021 was 1,379,608,641.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 26, 2020

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
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells cereals, rice, pasta and other branded products. QFNA’s products include Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Life cereal, Quaker Chewy granola bars, Quaker grits, Quaker oatmeal, Quaker rice cakes, Quaker simply granola and Rice-A-Roni side dishes. QFNA’s branded products are sold to independent distributors and retailers.
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Mountain Dew, Pepsi, Propel and Tropicana. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). In 2020, we acquired Rockstar Energy Beverages (Rockstar), an energy drink maker with whom we had a distribution agreement prior to the acquisition. See Note 14 to our consolidated financial statements for further information about our acquisition of Rockstar.
Latin America
Either independently or in conjunction with third parties, LatAm makes, markets, distributes and sells a number of snack food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Rosquinhas Mabel, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded cereals and snacks. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black, San Carlos and Toddy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of snack food brands including Cheetos, Chipita, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Lubimy Sad, Mirinda, Pepsi, Pepsi Max and Tropicana. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, as part of its beverage business, manufactures and distributes SodaStream sparkling water makers and related products. Further, Europe makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Africa, Middle East and South Asia
Either independently or in conjunction with third parties, AMESA makes, markets, distributes and sells a number of snack food brands including Chipsy, Doritos, Kurkure, Lay’s, Sasko, Spekko and White Star, as well as many Quaker-branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. AMESA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, AMESA operates its own bottling plants and distribution facilities. AMESA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In 2020, we acquired Pioneer Food Group Ltd. (Pioneer Foods), a food and beverage company in South Africa with exports to countries across the globe. See Note 14 to our consolidated financial statements for further information about our acquisition of Pioneer Foods.
Asia Pacific, Australia and New Zealand and China Region
Either independently or in conjunction with third parties, APAC makes, markets, distributes and sells a number of snack food brands including BaiCaoWei, Cheetos, Doritos, Lay’s and Smith’s, as well as many Quaker-branded cereals and snacks, through consolidated businesses, as well as through noncontrolled affiliates. APAC also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. APAC also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi). In 2020, we acquired all of the outstanding shares of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery), one of the largest online snacks companies in China. See Note 14 to our consolidated financial statements for further information about our acquisition of Be & Cheery.
COVID-19
The novel coronavirus (COVID-19) pandemic in 2020 resulted in challenging operating environments and affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold, including as a result of travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures. We expect that the COVID-19 pandemic will continue to impact our business operations, including our employees, customers, consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with which we do business. The extent to which the COVID-19 pandemic will impact our future business operations and financial results remains uncertain and will continue to depend on numerous evolving factors outside our control.
See “Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic. Also, see “Our Business Risks” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our consolidated financial statements for further information related to the impact of COVID-19 on our 2020 financial results.
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
Customer Warehouse
Some of our products are delivered from our manufacturing plants and distribution centers, both company and third-party operated, to customer warehouses. These less costly systems generally work best for products that are less fragile and perishable, and have lower turnover.
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
We also maintain voluntary supply chain finance agreements with several participating global financial institutions, pursuant to which our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to such global financial institutions. These agreements have not had a material impact on our business or financial results. See “Our Financial Results – Our Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewtr, Aunt Jemima, BaiCaoWei, Bare, Bokomo, Bolt24, bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipita, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Driftwell, Duyvis, Elma Chips, Emperador, Evolve, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Grandma’s, H2oh!, Health Warrior, Imunele, Izze, J-7 Tonus, Kas, KeVita, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Ice, Mountain Dew Kickstart, Mountain Dew Zero Sugar, Mug, Munchies, Muscle Milk, Naked, Near East, Off the Eaten Path, O.N.E., Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, PopCorners, Pronutro, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rockstar Energy, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Safari, Sakata, Saladitas, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Sierra Mist, Sierra Mist Zero Sugar, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, V Water, Vesely Molochnik, Walkers, Weetbix, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Bang Energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
We either own or have licenses to use a number of patents which relate to certain of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality
Our businesses are affected by seasonal variations. Our beverage, food and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns and generally lowest in the first quarter. However, taken as a whole, seasonality has not had a material impact on our consolidated financial results.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the rapid growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment, including in light of the COVID-19 pandemic, continue to increase the importance of major customers. In 2020, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 14% of our consolidated net revenue, with sales reported across all of our divisions, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our FLNA, QFNA and PBNA divisions.
See “Off-Balance-Sheet Arrangements” in “Our Financial Results – Our Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our independent bottlers.
Our Competition
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to,

Campbell Soup Company, Conagra Brands, Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Utz Brands, Inc.
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2020, we and The Coca-Cola Company represented approximately 22% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
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
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting the needs of our customers and consumers and accelerating growth. These activities principally involve: innovations focused on creating consumer preferred products to grow and transform our portfolio through development of new technologies, ingredients, flavors and substrates; development and improvement of our manufacturing processes including reductions in cost and environmental footprint; implementing product improvements to our global portfolio that reduce added sugars, sodium or saturated fat; offering more products with functional ingredients and positive nutrition including whole grains, fruit, vegetables, dairy, protein, fiber, micronutrients and hydration; development of packaging technology and new package designs, including reducing the amount of plastic in our packaging and developing recyclable and sustainable packaging; development of marketing, merchandising and dispensing equipment; further expanding our beyond the bottle portfolio including innovation for our SodaStream business; investments in technology and digitalization including data analytics to enhance our consumer insights and research; continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and efforts focused on reducing our impact on the environment including reducing water use in our operations and our agricultural practices.
Our research centers are located around the world, including in Brazil, China, India, Ireland, Mexico, Russia, South Africa, the United Kingdom and the United States, and leverage consumer insights, food science and engineering to meet our strategy to continually innovate our portfolio of convenient foods and beverages.
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
The U.S. laws and regulations that we are subject to include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018; customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; laws regulating our supply chain, including the 2010 California Transparency in Supply Chains Act and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
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
In addition, certain jurisdictions have either imposed, or are considering imposing, product labeling or warning requirements or other limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products or the audience to whom products are marketed. These types of provisions have required that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold or limit the location in which our products may be available. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.

In addition, certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates or encourage waste reduction. These regulations vary in scope and form from deposit return systems designed to incentivize the return of beverage containers, to extended producer responsibility policies and even bans on the use of some types of single-use plastics. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.
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
Human Capital
PepsiCo believes that human capital management, including attracting, developing and retaining a high quality workforce, is critical to our long-term success. Our Board and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, diversity and inclusion, pay equity, health and safety, training and development and compensation and benefits.
We employed approximately 291,000 people worldwide as of December 26, 2020, including approximately 120,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
Protecting the safety, health, and well-being of our associates around the world is PepsiCo’s top priority. We strive to achieve an injury-free work environment. We also continue to invest in emerging technologies to protect our employees from injuries, including leveraging fleet telematics and distracted driving technology, resulting in reductions in road traffic accidents, and deploying wearable ergonomic risk reduction devices. In addition, throughout the COVID-19 pandemic, we have remained focused on the health and safety of our associates, especially our frontline associates who continue to make, move and sell our products during this critical time, including by implementing new safety protocols in our facilities, providing personal protective equipment and enabling testing.
We believe that our culture of diversity and inclusion is a competitive advantage that fuels innovation, enhances our ability to attract and retain talent and strengthens our reputation. We continually strive to improve the attraction, retention, and advancement of diverse associates to ensure we sustain a high-caliber pipeline of talent that also represents the communities we serve. As of December 26, 2020, our global workforce was approximately 25% female, while management roles were approximately 41% female. As of December 26, 2020, approximately 43% of our U.S. workforce was comprised of racially/ethnically diverse individuals, of which approximately 30% of our U.S. associates in managerial roles were racially/ethnically diverse individuals. Direct reports of our Chief Executive Officer include 7 executives globally who are racially/ethnically diverse and/or female.
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees' leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as PEP U Degreed, our internal global online learning resource. In 2020, PepsiCo employees completed over 875,000 hours of training.
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
Item 1A. Risk Factors.
The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.
COVID-19 Risks
The impact of COVID-19 continues to create considerable uncertainty for our business.
Our global operations continue to expose us to risks associated with the COVID-19 pandemic. Authorities around the world have implemented numerous measures to try to reduce the spread of the virus and such measures have impacted and continue to impact us, our business partners and consumers. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen a resurgence of COVID-19 cases resulting in reinstitution or expansion of such measures.

We have seen and could continue to see changes in consumer demand as a result of COVID-19, including the inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship. We also continue to see shifts in product and channel preferences, particularly an increase in demand in the e-commerce channel, which has impacted and could continue to impact our sales and profitability. Reduced demand for our products or changes in consumer purchasing patterns, as well as continued economic uncertainty, can adversely affect our customers’ financial condition, which can result in bankruptcy filings and/or an inability to pay for our products. In addition, we may also continue to experience business disruptions as a result of COVID-19, resulting from temporary closures of our facilities or facilities of our business partners or the inability of a significant portion of our or our business partners’ workforce to work because of illness, quarantine, or travel or other governmental restrictions. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies, including personal protective equipment or sanitization products, can negatively impact our business. We have also incurred, and expect to continue to incur, increased employee and operating costs as a result of COVID-19, such as costs related to expanded benefits and frontline incentives, the provision of personal protective equipment and increased sanitation, allowances for credit losses, upfront payment reserves and inventory write-offs, which have negatively impacted and may continue to negatively impact our profitability. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents. Also, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
The impact of COVID-19 has heightened, or in some cases manifested, certain of the other risks discussed herein. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the development and availability of effective treatments and vaccines, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Business Risks
Reduction in future demand for our products would adversely affect our business.
Demand for our products depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns and channel preferences (including continued rapid increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products. Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media, and the perception of our use, and the use of social media. These and other factors have reduced in the past and could continue to reduce consumers’ willingness to purchase certain of our products. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations are subject to disruption by natural disasters or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively resolve these issues.
Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is critical to selling our products. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to maintain high ethical, social, business and environmental practices, including with respect to human rights, child labor laws and workplace conditions and employee health and safety; any failure to achieve our sustainability goals, including with respect to the nutrition profile of our products, packaging, water use and our impact on the environment; any failure to address health concerns about our products or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs and use of social media; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Issues or concerns with respect to product quality and safety can adversely affect our business.
Product quality or safety issues, including alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination, whether as a result of failure to comply with food safety laws or otherwise, have in the past and could in the future reduce consumer confidence and demand for our products, cause production and delivery disruptions, require product recalls and result in increased costs (including payment of fines and/or judgments) and damage our reputation, all of which can adversely affect our business. Failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio.
Any inability to compete effectively can adversely affect our business.
Our products compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Our products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce new products, if our competitors spend more aggressively than we do or if we are otherwise unable to effectively respond to pricing pressure or compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures.

Failure to attract, develop and maintain a highly skilled and diverse workforce can have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to attract, develop and maintain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, failure to attract, retain and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing can adversely affect our business.
Water scarcity can adversely affect our business.
We and our business partners use water in the manufacturing and sourcing of our products. Lack of available water of acceptable quality, increasing focus by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress may lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; capital expenditures (including investments in the development of technologies to enhance water efficiency and reduce consumption); higher production costs, including less favorable pricing for water; the interruption or cessation of operations at, or relocation of, our facilities or the facilities of our business partners; failure to achieve our sustainability goals relating to water use; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.
Changes in the retail landscape or in sales to any key customer can adversely affect our business.
The retail landscape continues to evolve, including rapid growth in e-commerce channels and hard discounters. Our business will be adversely affected if we are unable to maintain and develop successful relationships with e-commerce retailers and hard discounters, while also maintaining relationships with our key customers operating in traditional retail channels (many of whom are also focused on increasing their e-commerce sales). Our business can be adversely affected if e-commerce channels and hard discounters take significant additional market share away from traditional retailers or we fail to find ways to create more powerful digital tools and capabilities for our retail customers to enable them to grow their businesses. In addition, our business can be adversely affected if we are unable to profitably expand our own direct-to-consumer e-commerce capabilities. The retail industry is also impacted by increased consolidation of ownership and purchasing power, particularly in North America, Europe and Latin America, resulting in large retailers or buying groups with increased purchasing power, impacting our ability to compete in these areas. Consolidation also adversely impacts our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. Further, we must maintain mutually beneficial relationships with our key customers, including Walmart, to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers can adversely affect our business.

Disruption of our supply chain may adversely affect our business.
Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions. Some raw materials and supplies, including packaging materials such as recycled PET, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to prevent disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products. The raw materials and other supplies, including agricultural commodities and fuel, that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), political uncertainties, acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market. The prices we pay for such items are subject to fluctuation. If price changes result in unexpected or significant increases in the costs of any raw materials or other supplies, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political and social conditions can adversely affect our business.
Political and social conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns) in these markets, including the United Kingdom’s withdrawal from the European Union, have in the past and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to tariffs, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters, and has resulted in and could continue to result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products, any of which can adversely affect our business. In addition, political and social conditions in certain cities throughout the U.S. as well as globally have resulted in demonstrations and protests, including in connection with political elections and civil rights and liberties. Our operations, including the distribution of our products and the ingredients or other raw materials used in the production of our products, may be disrupted if such events persist for a prolonged period of time, including due to actions taken by governmental authorities in affected cities and regions, which can adversely affect our business.
Our business can be adversely affected if we are unable to grow in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, the Middle East, Brazil, China, South Africa and India. There can be no assurance that our products will be accepted or be successful in any particular developing or emerging market, due to competition, price, cultural differences, consumer preferences, method of distribution or otherwise. Our business in these markets has been and could continue in the future to be impacted by economic, political and social conditions; acts of war, terrorist acts, and civil unrest, including demonstrations and protests; competition; tariffs, sanctions or other regulations restricting contact with certain countries in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our business partners; government-mandated closure, or threatened closure, of our operations or the operations of our business partners; restrictions on the import or export of our products or ingredients or substances used in our products; highly inflationary economies; devaluation or fluctuation or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with laws and regulations. Our business can be adversely affected if we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets.
Changes in economic conditions can adversely impact our business.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as recessions or economic slowdowns, which have and could continue to result in adverse changes in interest rates, tax laws or tax rates; volatile commodity markets; highly inflationary economies, devaluation, fluctuation or demonetization; contraction in the availability of credit; demonetization, austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.
Future cyber incidents and other disruptions to our information systems can adversely affect our business.
We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by system shutdowns, degraded systems performance, systems disruptions or security incidents. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals with a wide range of expertise and motives. Cyberattacks and cyber incidents take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including many of the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue to build and maintain our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business can be adversely affected, resulting in transaction errors, processing inefficiencies, data loss, legal claims or proceedings, regulatory penalties, and the loss of sales and customers.
Similar risks exist with respect to third-party providers, including cloud-based service providers, that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and the systems managed, hosted, provided and/or used by such third parties and their vendors. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
Although the cyber incidents and other systems disruptions that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. While we devote significant resources to network security, disaster recovery, employee training and other security measures to protect our systems and data, there are no assurances that such measures will protect us against all cyber incidents or systems disruptions. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Failure to successfully complete or manage strategic transactions can adversely affect our business.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals; and diversion of management’s attention from day-to-day operations. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting and disclosure controls and procedures) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business.
Our reliance on third-party service providers can have an adverse effect on our business.
We rely on third-party service providers, including cloud data service providers, for certain areas of our business, including payroll processing, health and benefit plan administration and certain finance and accounting functions. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, has in the past and could continue to result in our inability to achieve the expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can adversely affect our business.
In addition, we continue on our multi-year business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.
Climate change or measures to address climate change can negatively affect our business or damage our reputation.
Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, sugar cane, corn, wheat, rice, oats, oranges and other fruits (and fruit-derived oils). In addition, climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions, which could impair our production capabilities, disrupt our supply chain or impact demand for our products. Also, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, which could result in significant increased costs and require additional investments in facilities and equipment. As a result, the effects of climate change can negatively affect our business and operations. In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.
Strikes or work stoppages can cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions can occur if we are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms and can impair manufacturing and distribution of our products, lead to a loss of sales, increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, all of which can adversely affect our business.
Financial Risks
Failure to realize benefits from our productivity initiatives can adversely affect our financial performance.
Our future growth depends, in part, on our ability to continue to reduce costs and improve efficiencies, including implementing shared business service organizational models. We continue to identify and implement productivity initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently. Some of these measures result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, unexpected employee attrition, an inability to attract or retain key personnel and negative publicity. If we are unable to successfully implement our productivity initiatives as planned or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
A deterioration in our estimates and underlying assumptions regarding the future performance of our business can result in an impairment charge that can adversely affect our results of operations.
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. A deterioration in our underlying assumptions regarding the impact of competitive operating conditions, macroeconomic conditions or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, can result in an impairment, which can adversely affect our results of operations.
Fluctuations in exchange rates impact our financial performance.
Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Fluctuations in exchange rates, including as a result of currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance.
Our borrowing costs and access to capital and credit markets can be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us and their ratings are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and our financial strength generally, as well as factors beyond our control, such as the state of the economy and our industry. We expect to maintain Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global credit markets at favorable interest rates. Any downgrade or announcement that we are under review for a potential downgrade of our credit ratings, especially any downgrade to below investment grade, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all, result in a reduction in our liquidity, or impair our ability to access the commercial paper market with the same flexibility that we have experienced historically (and therefore require us to rely more heavily on more expensive types of debt financing), all of which can adversely affect our financial performance.
Legal, Tax and Regulatory Risks
Taxes aimed at our products can adversely affect our business or financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of the ingredients or substances contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, Poland enacted a graduated tax on all sweetened beverages, effective January 1, 2021, at a rate of PLN 0.5 (USD 0.12) per liter for drinks with a sugar (or other sweetener) content of up to 5g per 100ml and an additional PLN 0.05 (USD 0.01) for each gram of sugar (or other sweetener) over 5g. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.
Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products. These limitations require that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold or limit the location in which our products may be available. For example, Mexico has imposed a stop-sign labeling scheme to signal the presence of non-caloric sweeteners and caffeine in pre-packaged foods and non-alcoholic beverages. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Laws and regulations related to the use or disposal of plastics or other packaging can adversely affect our business and financial performance.
Certain of our products are sold in plastic or other packaging designed to be recyclable. However, not all packaging is recycled, whether due to lack of infrastructure or otherwise, and certain of our packaging is not currently recyclable. Packaging waste that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing regulations or policies intended to encourage the use of sustainable packaging, waste reduction or increased recycling rates or to restrict the sale of products utilizing certain packaging. These regulations vary in form and scope and include taxes to incentivize behavior, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, bans on the use of single-use plastics, extended producer responsibility policies and requirements to charge deposit fees. For example, the European Union has imposed a minimum recycled content requirement for beverage bottles packaging and similar legislation is under consideration in several states in the United States. These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent bottlers, to increase our capital expenditures to invest in minimizing the amount of plastic or other materials used in our packaging or to develop alternative packaging, all of which can adversely affect our business and financial performance.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including with respect to data from residents of the European Union who are covered by the General Data Protection Regulation or residents of the state of California who are covered by the California Consumer Privacy Act, impose significant costs and challenges that are likely to continue to increase over time. Failure to comply with these laws and regulations can result in litigation, claims, legal or regulatory proceedings, inquiries or investigations or damage to our reputation, all of which can adversely affect our business.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation, including as a result of any changes enacted during the new U.S. presidential administration. The increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.
We possess intellectual property rights that are important to our business, including ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. The laws of various jurisdictions in which we operate have differing levels of protection of intellectual property. Our competitive position and the value of our products and brands can be reduced and our business adversely affected if we fail to obtain or adequately protect our intellectual property, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections afforded our intellectual property. Also, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed on the intellectual property rights of others, directly or indirectly, such finding can damage our reputation and limit our ability to introduce new products or improve the quality of existing products, resulting in an adverse effect on our business.
Failure to comply with laws and regulations applicable to our business can adversely affect our business.
The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, traceability, packaging, disposal, recycling and use of our products, employment and occupational health and safety, environmental matters (including pesticide use) and data privacy and protection. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business. In addition, if one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions can often follow. Failure to comply with such laws or regulations can subject us to criminal or civil enforcement actions, including fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business.

Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients, intellectual property rights, environmental, privacy, employment, tax and insurance matters and matters relating to our compliance with applicable laws and regulations. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 year and that remain unresolved.

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
Significant properties by division are as follows:

	Property Type	Location	Owned/ Leased
FLNA	Research and development facility	Plano, Texas	Owned
QFNA	Food plant	Cedar Rapids, Iowa	Owned
PBNA	Research and development facility	Valhalla, New York	Owned
PBNA	Concentrate plant	Arlington, Texas	Owned
PBNA	Tropicana plant	Bradenton, Florida	Owned
LatAm	Snack plant	Celaya, Mexico	Owned
LatAm	Two snack plants	Vallejo, Mexico	Owned
Europe	Snack plant	Kashira, Russia	Owned
Europe	Manufacturing plant	Lehavim, Israel	Owned
Europe	Dairy plant	Moscow, Russia	Owned (a)
AMESA	Snack plant	Riyadh, Saudi Arabia	Owned (a)
APAC	Snack plant	Wuhan, China	Owned (a)
FLNA, QFNA, PBNA	Shared service center	Winston Salem, North Carolina	Leased
PBNA, LatAm	Concentrate plant	Colonia, Uruguay	Owned (a)
PBNA, Europe, AMESA	Two concentrate plants	Cork, Ireland	Owned
PBNA, AMESA, APAC	Concentrate plant	Singapore	Owned (a)
All divisions	Shared service center	Hyderabad, India	Leased
(a)The land on which these plants are located is leased.
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
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Marie T. Gallagher	61	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	59	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Ramon L. Laguarta	57	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	53	Chief Executive Officer, Europe
Paula Santilli	56	Chief Executive Officer, Latin America
Ronald Schellekens	56	Executive Vice President and Chief Human Resources Officer, PepsiCo
Kirk Tanner	52	Chief Executive Officer, PepsiCo Beverages North America
Eugene Willemsen	53	Chief Executive Officer, Africa, Middle East, South Asia
Steven Williams	55	Chief Executive Officer, PepsiCo Foods North America
David Yawman	52	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
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
Ramon L. Laguarta has served as PepsiCo’s Chief Executive Officer and a director on the Board since 2018, and assumed the role of Chairman of the Board in 2019. Mr. Laguarta previously served as President of PepsiCo from 2017 to 2018. Prior to serving as President, Mr. Laguarta held a variety of positions of increasing responsibility in Europe, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, PepsiCo Eastern Europe Region from 2008 to 2012, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to 2015, Chief Executive Officer, PepsiCo Europe in 2015, and Chief Executive Officer, Europe Sub-Saharan Africa from 2015 until 2017. From 2002 to 2006, he was General Manager for Iberia Snacks and Juices, and from 1999 to 2001 a General Manager for Greece Snacks. Prior to joining PepsiCo in 1996 as a marketing vice president for Spain Snacks, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Asia, Europe, the Middle East and the United States. Mr. Laguarta has served as a director of Visa Inc. since 2019.

Silviu Popovici was appointed Chief Executive Officer, Europe, effective 2019. Prior to this role, he served as Chief Executive Officer, Europe Sub-Saharan Africa in 2019 and as President, Europe Sub-Saharan Africa from 2017 to early 2019. Mr. Popovici previously served as President, Russia, Ukraine and CIS (The Commonwealth of Independent States) from 2015 to 2017, and as President, PepsiCo Russia from 2013 to 2015. Mr. Popovici joined PepsiCo in 2011 following PepsiCo’s acquisition of Wimm-Bill-Dann Foods OJSC (WBD) and served as General Manager, WBD Foods Division from 2011 until 2012. Prior to the acquisition, Mr. Popovici held senior leadership roles at WBD, running its dairy business from 2008 to 2011 and its beverages business from 2006 to 2008.
Paula Santilli was appointed Chief Executive Officer, Latin America, effective 2019. Previously, she served in various leadership positions at PepsiCo Mexico Foods, as President from 2017 to 2019, as Chief Operating Officer from 2016 to 2017 and as Vice President and General Manager from 2011 to 2016. Prior to joining PepsiCo Mexico Foods, she held a variety of roles, including leadership positions in Beverages in Mexico, as well as in Foods and Snacks in the Latin America Southern Cone region comprising Argentina, Uruguay and Paraguay. Ms. Santilli joined PepsiCo in 2001 following PepsiCo’s acquisition of the Quaker Oats Company. At Quaker, she held various roles of increasing responsibility from 1992 to 2001, including running the regional Quaker Foods and Gatorade businesses in Argentina, Chile and Uruguay.
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
Kirk Tanner was appointed Chief Executive Officer, PepsiCo Beverages North America, effective 2019. Prior to that, Mr. Tanner served as President and Chief Operating Officer, North America Beverages from 2016 to 2018, Chief Operating Officer, North America Beverages and President, Global Foodservice from 2015 to 2016, and President, Global Foodservice from 2014 to 2015. Mr. Tanner joined PepsiCo in 1992, where he has worked in numerous domestic and international locations and in a variety of roles, including Senior Vice President of Frito-Lay North America’s West region from 2009 to 2013, Vice President, Sales of PepsiCo U.K. and Ireland from 2008 to 2009, Region Vice President of Frito-Lay North America’s Mountain region from 2005 to 2008, Region Vice President of Frito-Lay North America’s Mid-America region from 2002 to 2005 and Region Vice President of Frito-Lay North America’s California region from 2000 to 2002.
Eugene Willemsen was appointed Chief Executive Officer, Africa, Middle East, South Asia, effective 2019. Previously he served as Chief Executive Officer, Sub-Saharan Africa in 2019 and as Executive Vice President, Global Categories and Franchise Management from 2015 to 2019. Before that, he led the global Pepsi-Lipton Joint Venture as President from 2014 to 2015. Prior to such role, Mr. Willemsen served as PepsiCo’s Senior Vice President and General Manager, South East Europe from 2011 to 2013, as Senior Vice President and General Manager, Commercial, Europe from 2008 to 2011, as Senior Vice President and General Manager, Northern Europe from 2006 to 2008, as Vice President, General Manager, Benelux from 2000 to 2005 and as Commercial Director, Benelux for the snacks business from 1998 to 2000. Mr. Willemsen joined PepsiCo in 1995 as a business development manager.

Steven Williams was appointed Chief Executive Officer, PepsiCo Foods North America, effective 2019. Prior to this role, Mr. Williams served in leadership positions for Frito-Lay’s U.S. operations, as Senior Vice President, Commercial Sales and Chief Commercial Officer from 2017 to 2019 and as General Manager and Senior Vice President, East Division from 2016 to 2017. Prior to that, he served as General Manager and Senior Vice President, Customer Management for PepsiCo’s global Walmart business from 2013 to 2016, as Sales Senior Vice President, North American Nutrition from 2011 to 2013 and as Vice President, Sales, Central Division from 2009 to 2011. Mr. Williams joined PepsiCo in 2001 as a part of PepsiCo’s acquisition of the Quaker Oats Company, which he joined in 1997 and has held leadership positions of increasing responsibility in sales and customer management.
David Yawman has served as Executive Vice President, General Counsel and Corporate Secretary, PepsiCo since 2017 and will continue in that role until March 1, 2021. From 2017 through 2020, Mr. Yawman also oversaw PepsiCo’s Public Policy and Government Affairs department. He previously served as Senior Vice President and Deputy General Counsel for PepsiCo and General Counsel for North America and Corporate in 2017, as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, North America Beverages and Quaker Foods North America from 2015 to 2017, as Senior Vice President, PepsiCo Deputy General Counsel, General Counsel, PepsiCo America Beverages from 2014 to 2015, as Senior Vice President, PepsiCo Chief Compliance and Ethics Officer from 2012 to 2014, and as Senior Vice President, General Counsel, Pepsi Beverages Company from 2010 to 2012. Prior to that, he served five years in the law department of The Pepsi Bottling Group, Inc. (PBG) and, prior to that, was a member of PepsiCo’s corporate law department from the time he joined PepsiCo in 1998 until 2003.
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
Shareholders – As of February 4, 2021, there were approximately 105,807 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 4, 2021, the Board of Directors declared a quarterly dividend of $1.0225 payable March 31, 2021, to shareholders of record on March 5, 2021. For the remainder of 2021, the record dates for these dividend payments are expected to be June 4, September 3 and December 3, 2021, subject to approval of the Board of Directors. On February 11, 2021, we announced a 5% increase in our annualized dividend to $4.30 per share from $4.09 per share, effective with the dividend expected to be paid in June 2021. We expect to return a total of approximately $5.9 billion to shareholders in 2021, comprised of dividends of approximately $5.8 billion and share repurchases of approximately $100 million. We have recently completed our share repurchase activity and do not expect to repurchase any additional shares for the balance of 2021.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2020 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/5/2020				$9,525

9/6/2020 - 10/3/2020	1.0	$134.59	1.0	(137)
				9,388
10/4/2020 - 10/31/2020	0.9	$138.83	0.9	(125)
				9,263
11/1/2020 - 11/28/2020	0.9	$141.82	0.9	(120)
				9,143
11/29/2020 - 12/26/2020	0.4	$144.83	0.4	(59)
Total	3.2	$139.04	3.2	$9,084
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
Discussion in this Form 10-K includes results of operations and financial condition for 2020 and 2019 and year-over-year comparisons between 2020 and 2019. For discussion on results of operations and financial condition pertaining to 2018 and year-over-year comparisons between 2019 and 2018, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019.
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
This approach proved prescient and powerful in 2020 as we faced a worsening climate crisis, renewed calls for racial equality, and the first global pandemic in a century. Life in communities around the world was transformed, and our business was tested like never before. First and foremost, we had to protect the health of our associates, so that we could continue to serve our consumers, customers and communities. At the same time, we had to secure our supply chain; ensure continuity in manufacturing, distribution and sales; further strengthen our e-commerce and digital capabilities; reimagine our marketing; deliver positive outcomes for people, our shareholders and the planet; and much more.
These challenges were in addition to the structural issues facing our Company, including: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.
To meet this once in a generation moment and ensure our Company’s long-term success, we will continue to focus on becoming Faster, Stronger, and Better:
•We will become Faster by sustaining or improving growth and market share in our high return foods and snacks businesses in North America; improving the profitability of our PBNA business and capturing our fair share of category growth; accelerating our growth and presence in international snacks and food while investing wisely in beverages to balance between growth and returns; and making the necessary investments in our manufacturing capacity, go-to-market systems and digital initiatives, such as improving our presence and scale in our e-commerce business.

•We will become Stronger by renewing our focus on driving holistic cost management throughout our organization to support our investments in advantaged capabilities, such as a highly agile and flexible end-to-end value chain; more precision around revenue management; and investing in data analytics that can provide more granularity around consumer insights. We also plan to continue investing to further expand global business services into new capabilities, which will enable better insight and support for our businesses at a lower cost. And we will remain focused on diversifying our workforce and reinforcing The PepsiCo Way, where we emphasize that employees act like owners to get things done quickly.
•We will become Better by further integrating purpose into our business strategy and brands by becoming planet positive, strengthening our roots in our communities, and advancing social justice. This includes supporting practices and technologies that improve farmer livelihoods and agricultural resiliency; using precious resources such as water more efficiently; accelerating our efforts to reduce greenhouse gas emissions throughout our value chain; driving progress toward a world where plastics need never become waste; advancing respect for human rights; and investing to promote shared prosperity in local communities where we live and work.
We believe these priorities will position our Company for long-term sustainable growth.
See also “Item 1A. Risk Factors” for further information about risks and uncertainties that the Company faces.
Our Operations
See “Item 1. Business” for information on our divisions and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers, competition and human capital. In addition, see Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.
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
Our Business Risks
COVID-19
Our global operations continue to expose us to risks associated with the COVID-19 pandemic, which continues to result in challenging operating environments and has affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold. Travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures continue in many of these markets. These measures have impacted and will continue to impact us, our customers (including foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business, which may result in changes in demand for our products, increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, including expanded benefits and frontline incentives, costs associated with the provision of personal protective equipment and increased sanitation, or otherwise), or adverse impacts to our supply chain through reduced availability of air or other commercial transport, port closures or border restrictions, any of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices (several of which remain closed), plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability or productivity of our and their employees, many of whom are not able to perform their job functions remotely.
Public concern regarding the risk of contracting COVID-19 has impacted and may continue to impact demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping for and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Even as governmental restrictions are relaxed and economies gradually, partially, or fully reopen in certain of these jurisdictions and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. In addition, as a result of COVID-19, certain jurisdictions, such as certain states in Mexico, have enacted or are considering enacting new or expanded product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. Changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased demand for our products in subsequent quarters, or in a lower-margin sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times, including changes in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see a rapid increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which can result in bankruptcy filings and/or an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes, schools or other venues in which our products are sold, or reduced capacity at any of the foregoing, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition have also resulted and may continue to result in our recording additional charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the development and availability of effective treatments and vaccines, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (TCJ Act) and estimated income tax payments. The CARES Act did not have a material impact on our financial results in 2020, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact similar legislation in other countries may have on our business and financial results.
Refer to the COVID-19 discussion above and Note 5 to our consolidated financial statements for further information.
Risks Associated with International Operations
We are subject to risks in the normal course of business. During the periods presented in this report, certain jurisdictions in which our products are made, manufactured, distributed or sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues and currency controls or fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
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
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF. See “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements for further information.
Retail Landscape
Our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We have seen and expect to continue to see a further shift to e-commerce, online-to-offline, and other online purchasing by consumers, including as a result of the COVID-19 pandemic. We continue to monitor changes in the retail landscape and seek to identify actions we may take to build our global e-commerce and digital capabilities, such as expanding our direct-to-consumer business, and distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
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
Risk Management Framework
The achievement of our strategic and operating objectives involves taking risks and that those risks may evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board of Directors has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. The Board receives updates on key risks throughout the year, including risks related to cybersecurity. During 2020, in addition to COVID-19 discussions as part of risk updates to the Board and the relevant Committees, the Board was provided with updates on COVID-19’s impact to our business, financial condition and operations through memos, teleconferences or other appropriate means of communication. In addition, the Board has tasked designated Committees of the Board with oversight of certain categories of risk management, and the Committees report to the Board regularly on these matters.
◦The Audit Committee of the Board reviews and assesses the guidelines and policies governing PepsiCo’s risk management and oversight processes, and assists the Board’s oversight of financial, compliance and employee safety risks facing PepsiCo;
◦The Compensation Committee of the Board reviews PepsiCo’s employee compensation policies and practices to assess whether such policies and practices could lead to unnecessary risk-taking behavior;

◦The Nominating and Corporate Governance Committee assists the Board in its oversight of the Company’s governance structure and other corporate governance matters, including succession planning; and
◦The Sustainability, Diversity and Public Policy Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key sustainability, diversity and inclusion, and public policy matters.
•The PepsiCo Risk Committee (PRC), which is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board and Chief Executive Officer, meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board;
•Division and key country risk committees, comprised of cross-functional senior management teams, meet regularly to identify, assess, prioritize and address division and country-specific business risks;
•PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the division and key country risk committees, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board of Directors, the Audit Committee of the Board and other Committees of the Board;
•PepsiCo’s Corporate Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and
•PepsiCo’s Compliance & Ethics and Law Departments lead and coordinate our compliance policies and practices.
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

Commodity Prices
Our commodity derivatives had a total notional value of $1.1 billion as of December 26, 2020 and December 28, 2019. At the end of 2020, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2020 by $121 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 42% of our consolidated net revenue in 2020, with Mexico, Russia, Canada, the United Kingdom, China and South Africa, collectively, comprising approximately 21% of our consolidated net revenue in 2020. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2020, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, primarily due to declines in the Mexican peso, Russian ruble and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We also continue to monitor the economic and political developments related to the United Kingdom’s withdrawal from the European Union (Brexit), including the effects of the post-Brexit trade deal entered into between the United Kingdom and the European Union in December 2020, as well as the economic, operating and political environment in Russia and the potential impact for the Europe segment and our other businesses.
Our foreign currency derivatives had a total notional value of $1.9 billion as of December 26, 2020 and December 28, 2019. At the end of 2020, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2020 by $175 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $2.7 billion as of December 26, 2020 and $2.5 billion as of December 28, 2019.
Interest Rates
Our interest rate derivatives had a total notional value of $3.0 billion as of December 26, 2020 and $5.0 billion as of December 28, 2019. Assuming year-end 2020 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2020 by $80 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.
OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level.
Beverage volume includes volume of concentrate sold to independent bottlers and volume of finished products bearing company-owned or licensed trademarks and allied brand products and joint venture trademarks sold by company-owned bottling operations, including by our noncontrolled affiliates. Concentrate volume sold to independent bottlers is reported in concentrate shipments and equivalents (CSE), whereas finished beverage product volume is reported in bottler case sales (BCS). Both CSE and BCS convert all beverage volume to an 8-ounce-case metric. Typically, CSE and BCS are not equal in any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our net revenue is not entirely based on BCS volume due to the independent bottlers in our supply chain, we believe that BCS is a better measure of the consumption of our beverage products. PBNA, LatAm, Europe, AMESA and APAC, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and PBNA, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks. In addition, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi.
Food and snack volume includes volume sold by our subsidiaries and noncontrolled affiliates of snack products bearing company-owned or licensed trademarks. Internationally, we measure food and snack product volume in kilograms, while in North America we measure food and snack product volume in pounds. FLNA makes, markets, distributes and sells Sabra refrigerated dips and spreads through a joint venture with Strauss Group.
Consolidated Net Revenue and Operating Profit

	2020	2019	Change
Net revenue	$70,372	$67,161	5%
Operating profit	$10,080	$10,291	(2)%
Operating profit margin	14.3%	15.3%	(1.0)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit decreased 2% and operating profit margin declined 1.0 percentage point. Operating profit performance was primarily driven by certain operating cost increases, partially offset by net revenue growth and productivity savings.
The charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 7 percentage points. See Note 1 to our consolidated financial statements for further information. Additionally, higher inventory fair value adjustments and merger and integration charges included in “Items Affecting Comparability” and unfavorable foreign exchange each negatively impacted operating profit performance by 2 percentage points.

Results of Operations — Division Review
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	2020
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic Volume(b)	Effective net pricing
FLNA	7%	—	(1)	6%	3	3
QFNA	10%	—	—	11%	10	—
PBNA	4%	—	(2)	2%	(1)	3
LatAm	(8)%	11	—	3%	—	3
Europe	2%	4	—	6%	6	—
AMESA	25%	1	(25)	1%	1	—
APAC	18%	—	(10)	8%	5	3
Total	5%	2	(3)	4%	2	2
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to product mix, nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$5,340	$—	$83	$29	$5,452
QFNA	669	—	5	—	674
PBNA	1,937	—	47	66	2,050
LatAm	1,033	—	31	—	1,064
Europe	1,353	—	48	—	1,401
AMESA	600	—	14	173	787
APAC	590	—	5	7	602
Corporate unallocated expenses	(1,442)	(73)	36	(20)	(1,499)
Total	$10,080	$(73)	$269	$255	$10,531

	2019
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure
FLNA	$5,258	$—	$22	$—	$5,280
QFNA	544	—	2	—	546
PBNA	2,179	—	51	—	2,230
LatAm	1,141	—	62	—	1,203
Europe	1,327	—	99	46	1,472
AMESA	671	—	38	7	716
APAC	477	—	47	—	524
Corporate unallocated expenses	(1,306)	(112)	47	2	(1,369)
Total	$10,291	$(112)	$368	$55	$10,602
(a)See “Items Affecting Comparability.”
(b)Operating profit for 2020 includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2020
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	2%	—	1	1	3%	—	3%
QFNA	23%	—	—	—	24%	—	24%
PBNA	(11)%	—	—	3	(8)%	—	(8)%
LatAm	(10)%	—	(2)	—	(12)%	11	—%
Europe	2%	—	(4)	(3)	(5)%	4	(0.5)%
AMESA	(11)%	—	(3.5)	24	10%	—	10%
APAC	24%	—	(10)	2	15%	1	16%
Corporate unallocated expenses	10%	(6)	2	3.5	10%	—	10%
Total	(2)%	—	(1)	2	(1)%	2	1%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.
FLNA
Net revenue grew 7% and unit volume grew 3%. The net revenue growth was driven by effective net pricing and organic volume growth. The unit volume growth primarily reflects double-digit growth in variety packs and dips, and high-single-digit growth in trademark Tostitos and Ruffles, partially offset by a double-digit decline in nuts and seeds.
Operating profit increased 2%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 4 percentage points.
QFNA
Net revenue and unit volume each increased 10%. The net revenue growth reflects organic volume growth and favorable pricing, partially offset by unfavorable mix. The unit volume growth was driven by double-digit growth in oatmeal and pancake syrup and mix and high-single-digit growth in ready-to-eat cereals. The COVID-19 pandemic drove an increase in consumer demand, which had a positive impact on both net revenue and unit volume growth.
Operating profit grew 23%, reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases. Additionally, the charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 3 percentage points.
PBNA
Net revenue increased 4%, primarily driven by effective net pricing, partially offset by a decrease in organic volume. Unit volume decreased 1%, driven by a 5% decrease in CSD volume, largely offset by a 4% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks, a double-digit increase in our energy portfolio, primarily due to acquisitions, and a low-single-digit increase in our overall water portfolio, partially offset by a mid-single-digit decrease in our juice and juice drinks portfolio. In addition, acquisitions contributed 2 percentage points to net revenue growth.

Operating profit decreased 11%, reflecting certain operating cost increases, including incremental information technology costs, a 14-percentage-point impact of the charges taken as a result of the COVID-19 pandemic and the organic volume decrease. These impacts were partially offset by the effective net pricing, productivity savings, lower advertising and marketing expenses, and a 4-percentage-point impact of lower commodity costs. Prior-year gains associated with sales of assets negatively impacted operating profit performance by 2 percentage points. Additionally, impairment charges associated with a coconut water brand negatively impacted operating profit performance by 2 percentage points. Acquisitions positively contributed 4 percentage points to operating profit performance.
In the fourth quarter of 2020, we received notice of termination without cause from Vital Pharmaceuticals, Inc., which would end our distribution rights of Bang Energy drinks, effective October 24, 2023.
LatAm
Net revenue decreased 8%, primarily reflecting an 11-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing.
Snacks unit volume grew slightly, primarily reflecting low-single-digit growth in Brazil, partially offset by a slight decline in Mexico.
Beverage unit volume declined 1%, primarily reflecting a high-single-digit decline in Argentina, a mid-single-digit decline in Honduras and a low-single-digit decline in Guatemala, partially offset by double-digit growth in Brazil, low-single-digit growth in Mexico and mid-single-digit growth in Chile. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on beverage unit volume performance.
Operating profit decreased 10%, primarily reflecting certain operating cost increases and a 9-percentage-point impact of higher commodity costs due to transaction-related foreign exchange. These impacts were partially offset by productivity savings and the effective net pricing. Additionally, unfavorable foreign exchange and certain charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 11 percentage points and 8 percentage points, respectively.
Europe
Net revenue increased 2%, reflecting organic volume growth, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Snacks unit volume grew 4%, primarily reflecting double-digit growth in Turkey, high-single-digit growth in the United Kingdom and France and mid-single-digit growth in the Netherlands, partially offset by a low-single-digit decline in Spain. Additionally, Russia and Poland each experienced low-single-digit growth.
Beverage unit volume grew 11%, primarily reflecting double-digit growth in Germany and France, partially offset by a mid-single-digit decline in Poland and a low-single-digit decline in Turkey. Additionally, Russia experienced low-single-digit growth and the United Kingdom experienced mid-single-digit growth.
Operating profit increased 2%, primarily reflecting the organic volume growth, productivity savings, a 4-percentage-point impact of lower restructuring and impairment charges, a 3-percentage-point impact of the prior-year inventory fair value adjustments and merger and integration charges primarily associated with our acquisition of SodaStream International Ltd. (SodaStream) and a 2-percentage-point impact of a gain on an asset sale. These impacts were partially offset by certain operating cost increases and a 2-percentage-point impact of higher commodity costs due to transaction-related foreign exchange. Additionally, the charges taken as a result of the COVID-19 pandemic and unfavorable foreign exchange reduced operating profit growth by 6 percentage points and 4 percentage points, respectively.

AMESA
Net revenue increased 25%, primarily reflecting a 28-percentage-point impact of the Pioneer Foods acquisition, partially offset by a 3-percentage-point impact of the prior-year refranchising of a portion of our beverage business in India. Net revenue was also negatively impacted by the COVID-19 pandemic.
Snacks unit volume grew 199%, primarily reflecting a 195-percentage-point impact of the Pioneer Foods acquisition, double-digit growth in Pakistan and mid-single-digit growth in the Middle East. Additionally, India and South Africa (excluding our Pioneer Foods acquisition) each experienced low-single-digit growth.
Beverage unit volume declined 5%, primarily reflecting a double-digit decline in India and a high-single-digit decline in Pakistan, partially offset by slight growth in the Middle East and low-single-digit growth in Nigeria. Our Pioneer Foods acquisition positively contributed 2 percentage points to beverage unit volume performance. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on beverage unit volume performance.
Operating profit decreased 11%, primarily reflecting certain operating cost increases, partially offset by productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower commodity costs. The inventory fair value adjustments and merger and integration charges associated with our Pioneer Foods acquisition negatively impacted operating profit performance by 24 percentage points and were partially offset by Pioneer Foods’ 9-percentage-point positive contribution to operating profit performance. Additionally, the charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 5 percentage points.
APAC
Net revenue increased 18%, primarily reflecting a 10-percentage-point impact of our Be & Cheery acquisition, organic volume growth and effective net pricing.
Snacks unit volume grew 17%, primarily reflecting a 10-percentage-point impact of our Be & Cheery acquisition and double-digit growth in Indonesia, partially offset by a low-single-digit decline in Thailand. Additionally, China (excluding our Be & Cheery acquisition) and Australia each experienced mid-single-digit growth and Taiwan experienced low-single-digit growth.
Beverage unit volume grew 1%, primarily reflecting high-single-digit growth in China, partially offset by a double-digit decline in the Philippines, a mid-single-digit decline in Vietnam and a low-single-digit decline in Thailand. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on beverage unit volume growth.
Operating profit increased 24%, primarily reflecting the net revenue growth, productivity savings and a 10-percentage-point impact of lower restructuring and impairment charges, partially offset by certain operating cost increases and higher advertising and marketing expenses.

Other Consolidated Results

	2020	2019	Change
Other pension and retiree medical benefits income/(expense)	$117	$(44)	$161
Net interest expense and other	$(1,128)	$(935)	$(193)
Annual tax rate	20.9%	21.0%
Net income attributable to PepsiCo (a)	$7,120	$7,314	(3)%
Net income attributable to PepsiCo per common share – diluted (a)	$5.12	$5.20	(2)%
(a)The charges taken as a result of the COVID-19 pandemic negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance by 8 percentage points. See Note 1 to our consolidated financial statements for further information.
Other pension and retiree medical benefits income increased $161 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of discretionary plan contributions and higher prior-year settlement losses, partially offset by the decrease in discount rates.
Net interest expense and other increased $193 million, primarily due to higher average debt balances, lower interest rates on cash, as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by lower interest rates on debt and higher average cash balances.
The reported tax rate decreased 0.1 percentage points, primarily reflecting the net tax benefits related to the TRAF, partially offset by an increase in reserves for uncertain tax positions in foreign jurisdictions.
Non-GAAP Measures
Certain financial measures contained in this Form 10-K adjust for the impact of specified items and are not in accordance with U.S. GAAP. We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-K provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-K allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
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

The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income/expense, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan) and our 2014 Multi-Year Productivity Plan (2014 Productivity Plan), inventory fair value adjustments and merger and integration charges associated with our acquisitions, pension-related settlement charges and net tax related to the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share – diluted, adjusted for items affecting comparability, each on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$31,797	$38,575	$28,495	$10,080	$117	$1,894	$7,120
Items Affecting Comparability
Mark-to-market net impact	64	(64)	9	(73)	—	(15)	(58)
Restructuring and impairment charges	(30)	30	(239)	269	20	58	231
Inventory fair value adjustments and merger and integration charges	(32)	32	(223)	255	—	18	237
Pension-related settlement charge	—	—	—	—	205	47	158
Core, Non-GAAP Measure	$31,799	$38,573	$28,042	$10,531	$342	$2,002	$7,688

	2019
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$30,132	$37,029	$26,738	$10,291	$(44)	$1,959	$39	$7,314
Items Affecting Comparability
Mark-to-market net impact	57	(57)	55	(112)	—	(25)	—	(87)
Restructuring and impairment charges	(115)	115	(253)	368	2	67	5	298
Inventory fair value adjustments and merger and integration charges	(34)	34	(21)	55	—	8	—	47
Pension-related settlement charges	—	—	—	—	273	62	—	211
Net tax related to the TCJ Act	—	—	—	—	—	8	—	(8)
Core, Non-GAAP Measure	$30,040	$37,121	$26,519	$10,602	$231	$2,079	$44	$7,775

(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	2020		2019		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$5.12		$5.20		(2)%
Mark-to-market net impact	(0.04)		(0.06)
Restructuring and impairment charges	0.17		0.21
Inventory fair value adjustments and merger and integration charges	0.17		0.03
Pension-related settlement charges	0.11		0.15
Net tax related to the TCJ Act	—		(0.01)
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$5.52	(a)	$5.53	(a)	—%
Impact of foreign exchange translation					2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					2%
(a)Does not sum due to rounding.
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this plan, we expect to incur pre-tax charges of approximately $2.5 billion, including cash expenditures of approximately $1.6 billion. Plan to date through December 26, 2020, we have incurred pre-tax charges of $797 million, including cash expenditures of $518 million. In our 2021 financial results, we expect to incur pre-tax charges of approximately $500 million, including cash expenditures of approximately $400 million, with the balance to be reflected in our 2022 and 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2021 and 2022 results.
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
Inventory Fair Value Adjustments and Merger and Integration Charges
In 2020, we recorded inventory fair value adjustments and merger and integration charges related to our acquisitions of BFY Brands, Inc. (BFY Brands), Rockstar, Pioneer Foods and Be & Cheery. Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets and closing costs, employee-related costs, contract termination costs, changes in the fair value of contingent consideration and other integration costs. Merger and integration charges also include liabilities to support socioeconomic programs in South Africa, which are irrevocable conditions of our acquisition of Pioneer Foods.
In 2019, we recorded inventory fair value adjustments and merger and integration charges primarily related to SodaStream’s acquired inventory included in acquisition-date balance sheet, as well as merger and integration charges, including employee-related costs.
See Note 14 to our consolidated financial statements for further information.
Pension-Related Settlement Charges
In 2020, we recorded a pension settlement charge related to lump sum distributions exceeding the total of annual service and interest cost.
In 2019, we recorded pension settlement charges related to the purchase of a group annuity contract and one-time lump sum payments to certain former employees who had vested benefits.
See Note 7 to our consolidated financial statements for further information.
Net Tax Related to the TCJ Act
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. We recognized net tax benefits in 2019 related to the TCJ Act.
See Note 5 to our consolidated financial statements for further information.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of cash available to fund cash outflows, such as our anticipated dividend payments, debt repayments, payments for acquisitions, including the contingent consideration related to Rockstar, and the transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash and cash equivalents. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our consolidated financial statements for further information.
Our sources and uses of cash were not materially adversely impacted by COVID-19 in 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a material impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See Note 1 to our consolidated financial statements for further information. The CARES Act and related notices include several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act and estimated income tax payments. The CARES Act did not have a material impact on our financial results in 2020, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact similar legislation in other countries may have on our business and financial results. See “Item 1A. Risk Factors” and “Our Business Risks” for further information related to the COVID-19 pandemic.
As of December 26, 2020, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings, including $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017. As of December 26, 2020, our mandatory transition tax liability was $3.2 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $309 million of this liability in 2021. See “Credit Facilities and Long-Term Contractual Commitments.” Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We have been informed by the participating financial institutions that as of December 26, 2020 and December 28, 2019, $1.2 billion and $1.1 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns and generally lowest in the first quarter. On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, dividends, share repurchases, productivity and other efficiency initiatives and other structural changes. These transactions may result in future cash proceeds or payments.
The table below summarizes our cash activity:

	2020	2019
Net cash provided by operating activities	$10,613	$9,649
Net cash used for investing activities	$(11,619)	$(6,437)
Net cash provided by/(used for) financing activities	$3,819	$(8,489)
Operating Activities
In 2020, net cash provided by operating activities was $10.6 billion, compared to $9.6 billion in the prior year. The increase in operating cash flow primarily reflects lower net cash tax payments and lower pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
In 2020, net cash used for investing activities was $11.6 billion, primarily reflecting net cash paid in connection with our acquisitions of Rockstar of $3.85 billion, Pioneer Foods of $1.2 billion and Be & Cheery of $0.7 billion, net capital spending of $4.2 billion, as well as purchases of short-term investments with maturities greater than three months of $1.1 billion.
In 2019, net cash used for investing activities was $6.4 billion, primarily reflecting $4.1 billion of net capital spending, as well as $1.9 billion of the remaining cash paid in connection with our acquisition of SodaStream.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division; see Note 9 to our consolidated financial statements for further discussion of our investments in debt securities; and see Note 14 to our consolidated financial statements for further discussion of our acquisitions.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2020, net cash provided by financing activities was $3.8 billion, primarily reflecting proceeds from issuances of long-term debt of $13.8 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $7.5 billion, payments of long-term debt borrowings of $1.8 billion and debt redemptions of $1.1 billion.

In 2019, net cash used for financing activities was $8.5 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $8.3 billion, payments of long-term debt borrowings of $4.0 billion and debt redemptions of $1.0 billion, partially offset by proceeds from issuances of long-term debt of $4.6 billion.
See Note 8 to our consolidated financial statements for further discussion of debt obligations.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. In addition, on February 11, 2021, we announced a 5% increase in our annualized dividend to $4.30 per share from $4.09 per share, effective with the dividend expected to be paid in June 2021. We expect to return a total of approximately $5.9 billion to shareholders in 2021, comprised of dividends of approximately $5.8 billion and share repurchases of approximately $100 million. We have recently completed our share repurchase activity and do not expect to repurchase any additional shares for the balance of 2021.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	2020	2019	Change
Net cash provided by operating activities, GAAP measure	$10,613	$9,649	10%
Capital spending	(4,240)	(4,232)
Sales of property, plant and equipment	55	170
Free cash flow, non-GAAP measure	$6,428	$5,587	15%
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

Credit Facilities and Long-Term Contractual Commitments
See Note 8 to our consolidated financial statements for a description of our credit facilities.
The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period(a)
	Total	2021	2022 – 2023	2024 – 2025	2026 and beyond
Recorded Liabilities:
Long-term debt obligations (b)	$40,330	$—	$6,895	$6,298	$27,137
Operating leases (c)	1,895	486	663	333	413
One-time mandatory transition tax - TCJ Act (d)	3,239	309	617	1,351	962
Other long-term liabilities (e)	1,277	159	135	140	843
Other:
Interest on debt obligations (f)	15,988	1,160	2,043	1,771	11,014
Purchasing commitments (g)	2,295	894	1,034	246	121
Marketing commitments (h)	950	355	366	161	68
Other long-term contractual commitments (i)	347	85	167	95	—
Total contractual commitments	$66,321	$3,448	$11,920	$10,395	$40,558
(a)Based on year-end foreign exchange rates.
(b)Excludes $3,358 million related to current maturities of debt, $40 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and payments of $260 million related to unamortized net discounts.
(c)Primarily reflects building leases. See Note 13 to our consolidated financial statements for further information on operating leases.
(d)Reflects our transition tax liability as of December 26, 2020, which must be paid through 2026 under the provisions of the TCJ Act.
(e)Reflects contingent consideration related to estimated future tax benefits associated with our acquisition of Rockstar. Also reflects commitments to support socioeconomic programs in South Africa, which are irrevocable conditions of our acquisition of Pioneer Foods. See Note 9 and Note 14 to our consolidated financial statements for further information.
(f)Interest payments on floating-rate debt are estimated using interest rates effective as of December 26, 2020. Includes accrued interest of $352 million as of December 26, 2020.
(g)Reflects non-cancelable commitments, primarily for the purchase of commodities and outsourcing services in the normal course of business and does not include purchases that we are likely to make based on our plans but are not obligated to incur.
(h)Reflects non-cancelable commitments, primarily for sports marketing in the normal course of business.
(i)Reflects our commitment to incur capital expenditures and/or business-related costs associated with our acquisition of Pioneer Foods. See Note 14 to our consolidated financial statements for further information.
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

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2020	2019
Net income attributable to PepsiCo	$7,120	$7,314
Interest expense	1,252	1,135
Tax on interest expense	(278)	(252)
	$8,094	$8,197

Average debt obligations (a)	$41,402	$31,975
Average common shareholders’ equity (b)	13,536	14,317
Average invested capital	$54,938	$46,292

ROIC, non-GAAP measure	14.7%	17.7%
(a)Includes a quarterly average of short-term and long-term debt obligations.
(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2020	2019
ROIC	14.7%	17.7%
Impact of:
Average cash, cash equivalents and short-term investments	3.4	3.0
Interest income	(0.2)	(0.5)
Tax on interest income	0.1	0.1
Mark-to-market net impact	(0.1)	(0.2)
Restructuring and impairment charges	0.3	0.5
Inventory fair value adjustments and merger and integration charges	0.4	0.1
Pension-related settlement charges	0.2	0.5
Net tax related to the TCJ Act	0.1	(1.0)
Other net tax benefits	1.0	2.2
Charges related to cash tender and exchange offers	—	(0.1)
Net ROIC, excluding items affecting comparability	19.9%	22.3%
OUR CRITICAL ACCOUNTING POLICIES
An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including those related to the COVID-19 pandemic, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies with our Audit Committee.
Our critical accounting policies are:
•revenue recognition;
•goodwill and other intangible assets;
•income tax expense and accruals; and
•pension and retiree medical plans.

Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage products and food and snack products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return. However, our policy for DSD, including certain chilled products, is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products. We recorded $20 million of reserves for product returns in 2020 as a result of the COVID-19 pandemic. See Note 1 to our consolidated financial statements for further information.
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment. There were no material changes in credit terms as a result of the COVID-19 pandemic.
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of the global economic uncertainty related to the COVID-19 pandemic), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers (including foodservice and vending businesses). We recorded an allowance for expected credit losses of $56 million in 2020 as a result of the COVID-19 pandemic. See Note 1 to our consolidated financial statements for further information.
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

Goodwill and Other Intangible Assets
We sell products under a number of brand names, many of which were developed by us. Brand development costs are expensed as incurred. We also purchase brands and other intangible assets in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands and other intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions, including those related to the COVID-19 pandemic, based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.
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
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic (including those related to the COVID-19 pandemic), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the COVID-19 pandemic) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
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
Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax structure and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit, new tax laws, relevant court cases or tax authority settlements. See “Item 1A. Risk Factors” for further discussion.
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
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. We recorded a net tax benefit of $28 million ($0.02 per share) in 2018 related to the TCJ Act. The related provisional measurement period allowed by the SEC ended in the fourth quarter of 2018. While our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted our recorded amounts after December 29, 2018. In 2019, we recognized a net tax benefit totaling $8 million ($0.01 per share) related to the TCJ Act. See further information in “Items Affecting Comparability.”
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the

Swiss Canton of Bern. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF.
In 2020, our annual tax rate was 20.9% compared to 21.0% in 2019. See “Other Consolidated Results” for further information.
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
In 2020, lump sum distributions exceeded the total of annual service and interest cost and triggered a pre-tax settlement charge in the PepsiCo Employees Retirement Plan A (Plan A) of $205 million ($158 million after-tax or $0.11 per share).
In 2020, we adopted an amendment to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, effective December 31, 2025. Since 2011, salaried new hires are not eligible to participate in the defined benefit plan. After the effective date, all salaried participants will receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution and will have the opportunity to receive employer contributions to match employee contributions up to defined limits. As a result of this amendment, pension benefits pre-tax expense is expected to decrease by approximately $70 million in 2021, primarily impacting corporate unallocated expenses.
In 2020, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from Plan A to the PepsiCo Employees Retirement Plan I (Plan I) and to a newly created plan, the PepsiCo Employees Retirement Hourly Plan (Plan H), effective January 1, 2021. The benefits offered to the plans’ participants were unchanged. The reorganization will facilitate a more targeted investment strategy and provide additional flexibility in evaluating opportunities to reduce risk and volatility. No material impact to pension benefit pre-tax expense is expected from this reorganization.
In 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credit benefits of certain participants in Plan H. As a result of this amendment, pension benefits pre-tax expense is expected to increase approximately $45 million in 2021, primarily impacting service cost expense.
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
Significant assumptions used to measure our annual pension and retiree medical expenses include:
•certain employee-related demographic factors, such as turnover, retirement age and mortality;
•the expected return on assets in our funded plans;
•for pension expense, the rate of salary increases for plans where benefits are based on earnings;
•for retiree medical expense, health care cost trend rates; and
•for pension and retiree medical expense, the spot rates along the yield curve used to determine service and interest costs and the present value of liabilities.
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
The health care trend rate used to determine our retiree medical plans’ obligation and expense is reviewed annually. Our review is based on our claims experience, information provided by our health plans and actuaries, and our knowledge of the health care industry. Our review of the trend rate considers factors such as demographics, plan design, new medical technologies and changes in medical carriers.

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2021	2020	2019
Pension
Service cost discount rate	2.6%	3.4%	4.4%
Interest cost discount rate	1.9%	2.8%	3.9%
Expected rate of return on plan assets	6.2%	6.6%	6.8%
Expected rate of salary increases	3.1%	3.2%	3.2%
Retiree medical
Service cost discount rate	2.3%	3.2%	4.3%
Interest cost discount rate	1.6%	2.6%	3.8%
Expected rate of return on plan assets	5.4%	5.8%	6.6%
Current health care cost trend rate	5.5%	5.6%	5.7%
In 2020, lump sum distributions exceeded the total of annual service and interest cost and triggered a pre-tax settlement charge in Plan A. In addition, based on our assumptions, we expect our total pension and retiree medical expense to decrease in 2021 primarily reflecting the recognition of fixed income gains on plan assets, the impact of discretionary plan contributions and plan changes, partially offset by lower discount rates and lower rate of expected returns on U.S. plan assets.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2021 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$55
Expected rate of return	$50
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
In November 2020, we received approval from our Board of Directors to make discretionary contributions of $500 million to our U.S. qualified defined benefit plans. We contributed $300 million of the approved amount in January 2021; we expect to contribute the remaining $200 million in the third quarter of 2021. We made discretionary contributions to our U.S. qualified defined benefit plans of $325 million in 2020 and $400 million in 2019.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
(in millions except per share amounts)

	2020	2019	2018
Net Revenue	$70,372	$67,161	$64,661
Cost of sales	31,797	30,132	29,381
Gross profit	38,575	37,029	35,280
Selling, general and administrative expenses	28,495	26,738	25,170
Operating Profit	10,080	10,291	10,110
Other pension and retiree medical benefits income/(expense)	117	(44)	298
Net interest expense and other	(1,128)	(935)	(1,219)
Income before income taxes	9,069	9,312	9,189
Provision for/(benefit from) income taxes (See Note 5)	1,894	1,959	(3,370)
Net income	7,175	7,353	12,559
Less: Net income attributable to noncontrolling interests	55	39	44
Net Income Attributable to PepsiCo	$7,120	$7,314	$12,515
Net Income Attributable to PepsiCo per Common Share
Basic	$5.14	$5.23	$8.84
Diluted	$5.12	$5.20	$8.78
Weighted-average common shares outstanding
Basic	1,385	1,399	1,415
Diluted	1,392	1,407	1,425

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
(in millions)

	2020	2019	2018
Net income	$7,175	$7,353	$12,559
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(650)	628	(1,641)
Net change on cash flow hedges	7	(90)	40
Net pension and retiree medical adjustments	(532)	283	(467)
Other	(1)	(2)	6
	(1,176)	819	(2,062)
Comprehensive income	5,999	8,172	10,497
Less: Comprehensive income attributable to noncontrolling interests	55	39	44
Comprehensive Income Attributable to PepsiCo	$5,944	$8,133	$10,453

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
(in millions)

	2020	2019	2018
Operating Activities
Net income	$7,175	$7,353	$12,559
Depreciation and amortization	2,548	2,432	2,399
Share-based compensation expense	264	237	256
Restructuring and impairment charges	289	370	308
Cash payments for restructuring charges	(255)	(350)	(255)
Inventory fair value adjustments and merger and integration charges	255	55	75
Cash payments for merger and integration charges	(131)	(10)	(73)
Pension and retiree medical plan expenses	408	519	221
Pension and retiree medical plan contributions	(562)	(716)	(1,708)
Deferred income taxes and other tax charges and credits	361	453	(531)
Net tax related to the TCJ Act	—	(8)	(28)
Tax payments related to the TCJ Act	(78)	(423)	(115)
Other net tax benefits related to international reorganizations	—	(2)	(4,347)
Change in assets and liabilities:
Accounts and notes receivable	(420)	(650)	(253)
Inventories	(516)	(190)	(174)
Prepaid expenses and other current assets	26	(87)	9
Accounts payable and other current liabilities	766	735	882
Income taxes payable	(159)	(287)	448
Other, net	642	218	(258)
Net Cash Provided by Operating Activities	10,613	9,649	9,415

Investing Activities
Capital spending	(4,240)	(4,232)	(3,282)
Sales of property, plant and equipment	55	170	134
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(6,372)	(2,717)	(1,496)
Divestitures	4	253	505
Short-term investments, by original maturity:
More than three months - purchases	(1,135)	—	(5,637)
More than three months - maturities	—	16	12,824
More than three months - sales	—	62	1,498
Three months or less, net	27	19	16
Other investing, net	42	(8)	2
Net Cash (Used for)/Provided by Investing Activities	(11,619)	(6,437)	4,564

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
(in millions)

	2020	2019	2018
Financing Activities
Proceeds from issuances of long-term debt	$13,809	$4,621	$—
Payments of long-term debt	(1,830)	(3,970)	(4,007)
Debt redemption/cash tender and exchange offers	(1,100)	(1,007)	(1,589)
Short-term borrowings, by original maturity:
More than three months - proceeds	4,077	6	3
More than three months - payments	(3,554)	(2)	(17)
Three months or less, net	(109)	(3)	(1,352)
Cash dividends paid	(5,509)	(5,304)	(4,930)
Share repurchases - common	(2,000)	(3,000)	(2,000)
Proceeds from exercises of stock options	179	329	281
Withholding tax payments on restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) converted	(96)	(114)	(103)
Other financing	(48)	(45)	(55)
Net Cash Provided by/(Used for) Financing Activities	3,819	(8,489)	(13,769)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(129)	78	(98)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	2,684	(5,199)	112
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,570	10,769	10,657
Cash and Cash Equivalents and Restricted Cash, End of Year	$8,254	$5,570	$10,769

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 26, 2020 and December 28, 2019
(in millions except per share amounts)

	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$8,185	$5,509
Short-term investments	1,366	229
Accounts and notes receivable, net	8,404	7,822
Inventories	4,172	3,338
Prepaid expenses and other current assets	874	747
Total Current Assets	23,001	17,645
Property, Plant and Equipment, net	21,369	19,305
Amortizable Intangible Assets, net	1,703	1,433
Goodwill	18,757	15,501
Other Indefinite-Lived Intangible Assets	17,612	14,610
Investments in Noncontrolled Affiliates	2,792	2,683
Deferred Income Taxes	4,372	4,359
Other Assets	3,312	3,011
Total Assets	$92,918	$78,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$3,780	$2,920
Accounts payable and other current liabilities	19,592	17,541
Total Current Liabilities	23,372	20,461
Long-Term Debt Obligations	40,370	29,148
Deferred Income Taxes	4,284	4,091
Other Liabilities	11,340	9,979
Total Liabilities	79,366	63,679
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,380 and 1,391 shares, respectively)	23	23
Capital in excess of par value	3,910	3,886
Retained earnings	63,443	61,946
Accumulated other comprehensive loss	(15,476)	(14,300)
Repurchased common stock, in excess of par value (487 and 476 shares, respectively)	(38,446)	(36,769)
Total PepsiCo Common Shareholders’ Equity	13,454	14,786
Noncontrolling interests	98	82
Total Equity	13,552	14,868
Total Liabilities and Equity	$92,918	$78,547

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
(in millions except per share amounts)

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	—	$—	—	$—	0.8	$41
Conversion to common stock	—	—	—	—	(0.1)	(6)
Retirement of preferred stock	—	—	—	—	(0.7)	(35)
Balance, end of year	—	—	—	—	—	—
Repurchased Preferred Stock
Balance, beginning of year	—	—	—	—	(0.7)	(197)
Redemptions	—	—	—	—	—	(2)
Retirement of preferred stock	—	—	—	—	0.7	199
Balance, end of year	—	—	—	—	—	—
Common Stock
Balance, beginning of year	1,391	23	1,409	23	1,420	24
Shares issued in connection with preferred stock conversion to common stock	—	—	—	—	1	—
Change in repurchased common stock	(11)	—	(18)	—	(12)	(1)
Balance, end of year	1,380	23	1,391	23	1,409	23
Capital in Excess of Par Value
Balance, beginning of year		3,886		3,953		3,996
Share-based compensation expense		263		235		250
Equity issued in connection with preferred stock conversion to common stock		—		—		6
Stock option exercises, RSUs, PSUs and PEPunits converted		(143)		(188)		(193)
Withholding tax on RSUs, PSUs and PEPunits converted		(96)		(114)		(103)
Other		—		—		(3)
Balance, end of year		3,910		3,886		3,953
Retained Earnings
Balance, beginning of year		61,946		59,947		52,839
Cumulative effect of accounting changes		(34)		8		(145)
Net income attributable to PepsiCo		7,120		7,314		12,515
Cash dividends declared - common (a)		(5,589)		(5,323)		(5,098)
Retirement of preferred stock		—		—		(164)
Balance, end of year		63,443		61,946		59,947
Accumulated Other Comprehensive Loss
Balance, beginning of year		(14,300)		(15,119)		(13,057)
Other comprehensive (loss)/income attributable to PepsiCo		(1,176)		819		(2,062)
Balance, end of year		(15,476)		(14,300)		(15,119)
Repurchased Common Stock
Balance, beginning of year	(476)	(36,769)	(458)	(34,286)	(446)	(32,757)
Share repurchases	(15)	(2,000)	(24)	(3,000)	(18)	(2,000)
Stock option exercises, RSUs, PSUs and PEPunits converted	4	322	6	516	6	469
Other	—	1	—	1	—	2
Balance, end of year	(487)	(38,446)	(476)	(36,769)	(458)	(34,286)
Total PepsiCo Common Shareholders’ Equity		13,454		14,786		14,518
Noncontrolling Interests
Balance, beginning of year		82		84		92
Net income attributable to noncontrolling interests		55		39		44
Distributions to noncontrolling interests		(44)		(42)		(49)
Acquisitions		5		—		—
Other, net		—		1		(3)
Balance, end of year		98		82		84
Total Equity		$13,552		$14,868		$14,602

(a) Cash dividends declared per common share were $4.0225, $3.7925 and $3.5875 for 2020, 2019 and 2018, respectively.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for indefinite-lived brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. As future events and their effect cannot be determined with precision, actual results could differ significantly from those estimates.
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
Unless otherwise noted, tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation.

Our Divisions
We are organized into seven reportable segments (also referred to as divisions), as follows:
1)FLNA, which includes our branded food and snack businesses in the United States and Canada;
2)QFNA, which includes our cereal, rice, pasta and other branded food businesses in the United States and Canada;
3)PBNA, which includes our beverage businesses in the United States and Canada;
4)LatAm, which includes all of our beverage, food and snack businesses in Latin America;
5)Europe, which includes all of our beverage, food and snack businesses in Europe;
6)AMESA, which includes all of our beverage, food and snack businesses in Africa, the Middle East and South Asia; and
7)APAC, which includes all of our beverage, food and snack businesses in Asia Pacific, Australia and New Zealand and China region.
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Russia, Canada, the United Kingdom, China and South Africa.
The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:
•share-based compensation expense;
•pension and retiree medical expense; and
•derivatives.
Share-Based Compensation Expense
Our divisions are held accountable for share-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost.
The allocation of share-based compensation expense of each division is as follows:

	2020	2019	2018
FLNA	13%	13%	13%
QFNA	1%	1%	1%
PBNA	18%	17%	18%
LatAm	6%	7%	8%
Europe	16%	17%	9%
AMESA	6%	3%	4%
APAC	2%	5%	4%
Corporate unallocated expenses	38%	37%	43%
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
Net Revenue and Operating Profit
Net revenue and operating profit of each division are as follows:

	Net Revenue			Operating Profit
	2020	2019	2018	2020	2019	2018
FLNA	$18,189	$17,078	$16,346	$5,340	$5,258	$5,008
QFNA	2,742	2,482	2,465	669	544	637
PBNA	22,559	21,730	21,072	1,937	2,179	2,276
LatAm	6,942	7,573	7,354	1,033	1,141	1,049
Europe	11,922	11,728	10,973	1,353	1,327	1,256
AMESA (a)	4,573	3,651	3,657	600	671	661
APAC (b)	3,445	2,919	2,794	590	477	619
Total division	70,372	67,161	64,661	11,522	11,597	11,506
Corporate unallocated expenses	—	—	—	(1,442)	(1,306)	(1,396)
Total	$70,372	$67,161	$64,661	$10,080	$10,291	$10,110
(a)In 2020, the increase in net revenue primarily reflects our acquisition of Pioneer Foods. See Note 14 for further information.
(b)In 2020, the increase in net revenue primarily reflects our acquisition of Be & Cheery. See Note 14 for further information.
Our primary performance obligation is the distribution and sales of beverage and food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	2020		2019		2018
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%	10%	90%
Europe	55%	45%	55%	45%	50%	50%
AMESA (b)	30%	70%	40%	60%	45%	55%
APAC	25%	75%	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue in 2020, 2019 and 2018. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)The increase in the approximate percentage of net revenue generated by our food and snack business primarily reflects our acquisition of Pioneer Foods. See Note 14 for further information.

Operating profit in 2020 includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$17	$—	$8	$145	$59	$—	$229
QFNA	2	—	—	9	3	1	15
PBNA	29	56	28	115	50	26	304
LatAm	1	—	19	56	18	8	102
Europe	5	3	11	23	22	24	88
AMESA	2	—	3	9	7	12	33
APAC (g)	—	—	3	(7)	2	5	3
Total	$56	$59	$72	$350	$161	$76	$774
(a)Reflects the expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of creditworthiness, projections of default and recovery rates for certain of our customers, including foodservice and vending businesses.
(b)Relates to promotional spending for which benefit is not expected to be received.
(c)Includes a reserve for product returns of $20 million.
(d)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs.
(e)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(f)Includes reserves for property, plant and equipment, donations of cash and product and other costs.
(g)Income amount includes a social welfare relief credit of $11 million.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, tax-related contingent consideration and certain other items.
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2020	2019	2020	2019	2018
FLNA	$8,730	$7,519	$1,189	$1,227	$840
QFNA	1,021	941	85	104	53
PBNA (a)	37,079	31,449	1,245	1,053	945
LatAm	6,977	7,007	390	557	492
Europe	17,917	17,814	730	613	466
AMESA (b)	5,942	3,672	252	267	198
APAC (c)	5,770	4,113	230	195	138
Total division	83,436	72,515	4,121	4,016	3,132
Corporate (d)	9,482	6,032	119	216	150
Total	$92,918	$78,547	$4,240	$4,232	$3,282
(a)In 2020, the increase in assets was primarily related to our acquisition of Rockstar. See Note 14 for further information.
(b)In 2020, the increase in assets was primarily related to our acquisition of Pioneer Foods. See Note 14 for further information.
(c)In 2020, the increase in assets was primarily related to our acquisition of Be & Cheery. See Note 14 for further information.
(d)Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment and tax assets. In 2020, the change in assets was primarily due to an increase in cash and cash equivalents and short-term investments. Refer to the cash flow statement for further information.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2020	2019	2018	2020	2019	2018
FLNA	$10	$7	$7	$550	$492	$457
QFNA	—	—	—	41	44	45
PBNA	28	29	31	899	857	821
LatAm	4	5	5	251	270	253
Europe	40	37	23	350	341	319
AMESA	3	2	2	149	116	169
APAC	5	1	1	91	76	80
Total division	90	81	69	2,331	2,196	2,144
Corporate	—	—	—	127	155	186
Total	$90	$81	$69	$2,458	$2,351	$2,330
Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2020	2019	2018	2020	2019
United States (b)	$40,800	$38,644	$37,148	$36,657	$30,601
Mexico	3,924	4,190	3,878	1,708	1,666
Russia	3,009	3,263	3,191	3,644	4,314
Canada	2,989	2,831	2,736	2,794	2,695
United Kingdom	1,882	1,723	1,743	874	827
China (c)	1,732	1,300	1,164	1,649	705
South Africa (d)	1,282	405	432	1,484	137
All other countries	14,754	14,805	14,369	13,423	12,587
Total	$70,372	$67,161	$64,661	$62,233	$53,532
(a)Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. See Note 2 and Note 15 for further information on property, plant and equipment. See Note 2 and Note 4 for further information on goodwill and other intangible assets. Investments in noncontrolled affiliates are evaluated for impairment upon a significant change in the operating or macroeconomic environment. These assets are reported in the country where they are primarily used.
(b)In 2020, the increase in long-lived assets was primarily related to our acquisition of Rockstar. See Note 14 for further information.
(c)In 2020, the increase in net revenue and long-lived assets was primarily related to our acquisition of Be & Cheery. See Note 14 for further information.
(d)In 2020, the increase in net revenue and long-lived assets was primarily related to our acquisition of Pioneer Foods. See Note 14 for further information.
Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage products and food and snack products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. Merchandising activities are performed after a customer obtains control of the product, are accounted for as fulfillment of our performance obligation to ship or deliver product to our customers and are recorded in selling, general and administrative expenses. Merchandising activities are immaterial in the context of our contracts. In addition, we exclude from net revenue all sales, use, value-added and certain excise taxes assessed by government authorities on revenue producing transactions.
The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return. However, our policy for DSD, including certain chilled products, is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products. We recorded $20 million of reserves for product returns in 2020 as a result of the COVID-19 pandemic. See Note 1 for further information.
As a result of the implementation of the revenue recognition guidance adopted in the first quarter of 2018, which did not have a material impact on our accounting policies, we recorded an adjustment in the first quarter of 2018 of $137 million to beginning retained earnings to reflect marketplace spending that our customers and independent bottlers expected to be entitled to in line with revenue recognition.
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment. There were no material changes in credit terms as a result of the COVID-19 pandemic.
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of the global economic uncertainty related to the COVID-19 pandemic), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers (including foodservice and vending businesses). We recorded an allowance for expected credit losses of $56 million in 2020 as a result of the COVID-19 pandemic. See Note 1 for further information. Expected credit loss expense is classified within selling, general and administrative expenses on our income statement.
We are exposed to concentration of credit risk from our major customers, including Walmart. In 2020, sales to Walmart and its affiliates (including Sam’s) represented approximately 14% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. We have not experienced credit issues with these customers.
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
The terms of most of our incentive arrangements do not exceed a year, and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $299 million as of December 26, 2020 and $272 million as of December 28, 2019 are included in prepaid expenses and other current assets and other assets on our balance sheet. We recorded reserves of $59 million for upfront payments to customers in 2020 as a result of the COVID-19 pandemic. See Note 1 for further information.
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
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $4.6 billion in 2020, $4.7 billion in 2019 and $4.2 billion in 2018, including advertising expenses of $3.0 billion in both 2020 and 2019, and $2.6 billion in 2018. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $48 million and $55 million as of December 26, 2020 and December 28, 2019, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $11.9 billion in 2020, $10.9 billion in 2019 and $10.5 billion in 2018.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $152 million in 2020, $166 million in 2019 and $204 million in 2018. Net capitalized software and development costs were $664 million and $572 million as of December 26, 2020 and December 28, 2019, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.

Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $719 million, $711 million and $680 million in 2020, 2019 and 2018, respectively, and are reported within selling, general and administrative expenses.
Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic (including those related to the COVID-19 pandemic), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the COVID-19 pandemic) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
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
Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:
•Basis of Presentation – Note 1 includes a description of our policies regarding use of estimates, basis of presentation and consolidation.
•Income Taxes – Note 5.
•Share-Based Compensation – Note 6.
•Pension, Retiree Medical and Savings Plans – Note 7.
•Financial Instruments – Note 9.
•Cash Equivalents – Cash equivalents are highly liquid investments with original maturities of three months or less.

•Inventories – Note 15. Inventories are valued at the lower of cost or net realizable value. Cost is determined using the average; first-in, first-out (FIFO); or, in limited instances, last-in, first-out (LIFO) methods.
•Property, Plant and Equipment – Note 15. Property, plant and equipment is recorded at historical cost. Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
•Translation of Financial Statements of Foreign Subsidiaries – Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment.
Recently Issued Accounting Pronouncements - Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the impairment model used to measure credit losses for most financial assets. Under the new model we are required to estimate expected credit losses over the life of our trade receivables, certain other receivables and certain other financial instruments. The new model replaced the existing incurred credit loss model and generally results in earlier recognition of allowances for credit losses. We adopted this guidance in the first quarter of 2020 and the adoption did not have a material impact on our consolidated financial statements or disclosures. On initial recognition, we recorded an after-tax cumulative effect decrease to retained earnings of $34 million ($44 million pre-tax) as of the beginning of 2020.
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
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2020	2019	2018
2019 Productivity Plan	$289	$370	$138
2014 Productivity Plan	—	—	170
Total restructuring and impairment charges	289	370	308
Other productivity initiatives	—	3	8
Total restructuring and impairment charges and other productivity initiatives	$289	$373	$316

2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this plan, we expect to incur pre-tax charges of approximately $2.5 billion, including cash expenditures of approximately $1.6 billion. These pre-tax charges are expected to consist of approximately 65% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions and 20% for other costs associated with the implementation of our initiatives. We expect to complete this plan by 2023.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	30%	10%	25%	5%	3%	11%
A summary of our 2019 Productivity Plan charges is as follows:

	2020	2019	2018
Cost of sales	$30	$115	$3
Selling, general and administrative expenses	239	253	100
Other pension and retiree medical benefits expense	20	2	35
Total restructuring and impairment charges	$289	$370	$138
After-tax amount	$231	$303	$109
Net income attributable to PepsiCo per common share	$0.17	$0.21	$0.08

	2020	2019	2018	Plan to Date through 12/26/2020
FLNA	$83	$22	$31	$136
QFNA	5	2	5	12
PBNA	47	51	40	138
LatAm	31	62	9	102
Europe	48	99	6	153
AMESA	14	38	3	55
APAC	5	47	2	54
Corporate	36	47	7	90
	269	368	103	740
Other pension and retiree medical benefits expense	20	2	35	57
Total	$289	$370	$138	$797

Plan to Date through 12/26/2020
Severance and other employee costs	$444
Asset impairments	125
Other costs	228
Total	$797

Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2018 restructuring charges	$137	$—	$1	$138
Non-cash charges and translation	(32)	—	—	(32)
Liability as of December 29, 2018	105	—	1	106
2019 restructuring charges	149	92	129	370
Cash payments (a)	(138)	—	(119)	(257)
Non-cash charges and translation	12	(92)	10	(70)
Liability as of December 28, 2019	128	—	21	149
2020 restructuring charges	158	33	98	289
Cash payments (a)	(138)	—	(117)	(255)
Non-cash charges and translation	(26)	(33)	3	(56)
Liability as of December 26, 2020	$122	$—	$5	$127
(a)Excludes cash expenditures of $2 million and $4 million for 2020 and 2019, respectively, reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at December 26, 2020 is expected to be paid by the end of 2021.
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

A summary of our 2014 Productivity Plan charges is as follows:

2018
Selling, general and administrative expenses	$169
Other pension and retiree medical benefits expense	1
Total restructuring and impairment charges	$170
After-tax amount	$143
Net income attributable to PepsiCo per common share	$0.10

2018
FLNA	$8
QFNA	2
PBNA	51
LatAm	30
Europe	53
AMESA	15
APAC	12
Corporate (a)	(1)
Total	$170
(a)Income amount primarily relates to other pension and retiree medical benefits.
A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2017	$212	$—	$14	$226
2018 restructuring charges	86	28	56	170
Cash payments (a)	(203)	—	(52)	(255)
Non-cash charges and translation	(4)	(28)	5	(27)
Liability as of December 29, 2018	91	—	23	114
Cash payments	(77)	—	(16)	(93)
Non-cash charges and translation	(14)	—	(7)	(21)
Liability as of December 28, 2019	$—	$—	$—	$—
(a)Excludes cash expenditures of $11 million reported in the cash flow statement in pension and retiree medical plan contributions.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 and 2014 Productivity Plans.
We regularly evaluate different productivity initiatives beyond the productivity plans and other initiatives described above.

Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2020			2019			2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	56 – 60	$976	$(173)	$803	$846	$(158)	$688
Customer relationships (b)	10 – 24	642	(204)	438	457	(177)	280
Brands	20 – 40	1,348	(1,099)	249	1,326	(1,066)	260
Other identifiable intangibles	10 – 24	474	(261)	213	459	(254)	205
Total		$3,440	$(1,737)	$1,703	$3,088	$(1,655)	$1,433
Amortization expense				$90			$81	$69
(a)The change in 2020 primarily reflects our distribution agreement with Vital Pharmaceuticals, Inc., with an expected residual value higher than our carrying value. The distribution agreement’s useful life is three years, in accordance with the three-year termination notice issued, and is not reflected in the average useful life above.
(b)The change in 2020 primarily reflects our acquisitions of Pioneer Foods and Be & Cheery. See Note 14 for further information.
Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 26, 2020 and using average 2020 foreign exchange rates, is expected to be as follows:

	2021	2022	2023	2024	2025
Five-year projected amortization	$92	$89	$87	$87	$84
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
Indefinite-Lived Intangible Assets
We did not recognize any impairment charges for goodwill in each of the years ended December 26, 2020, December 28, 2019 and December 29, 2018. In 2020, we recognized a pre-tax impairment charge of $41 million related to a coconut water brand in PBNA. We did not recognize any material impairment charges for indefinite-lived intangible assets in each of the years ended December 28, 2019 and December 29, 2018. As of December 26, 2020, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at PBNA exceeded their carrying values. However, there could be an impairment of the carrying value of PBNA’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of PBNA’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the macroeconomic conditions in Russia on the estimated fair value of our indefinite-lived intangible assets in Russia and have concluded that there are no impairments for the year ended December 26, 2020. However, there could be an impairment of the carrying value of certain brands in Russia, including juice and dairy brands, if there is a deterioration in these conditions, if future revenues and their contributions to the operating results do not achieve our expected future cash flows (including perpetuity growth assumptions), if there are significant changes in the decisions regarding assets that do not perform consistent with our expectations, or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. For further information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2019	Acquisitions	Translation and Other	Balance, End of 2019	Acquisitions	Translation and Other	Balance, End of 2020
FLNA (a)
Goodwill	$297	$(3)	$5	$299	$164	$2	$465
Brands	161	—	1	162	179	(1)	340
Total	458	(3)	6	461	343	1	805
QFNA
Goodwill	184	6	(1)	189	—	—	189
Brands	25	(14)	—	11	—	(11)	—
Total	209	(8)	(1)	200	—	(11)	189
PBNA (b)
Goodwill	9,813	66	19	9,898	2,280	11	12,189
Reacquired franchise rights	7,058	—	31	7,089	—	18	7,107
Acquired franchise rights	1,510	—	7	1,517	16	3	1,536
Brands	353	418	(8)	763	2,400	(41)	3,122
Total	18,734	484	49	19,267	4,696	(9)	23,954
LatAm
Goodwill	509	—	(8)	501	—	(43)	458
Brands	127	—	(2)	125	—	(17)	108
Total	636	—	(10)	626	—	(60)	566
Europe (c) (d)
Goodwill	3,361	440	160	3,961	(2)	(153)	3,806
Reacquired franchise rights	497	—	8	505	—	(9)	496
Acquired franchise rights	161	—	(4)	157	—	15	172
Brands	4,188	(139)	132	4,181	—	(109)	4,072
Total	8,207	301	296	8,804	(2)	(256)	8,546
AMESA (e)
Goodwill	437	11	(2)	446	560	90	1,096
Brands	—	—	—	—	183	31	214
Total	437	11	(2)	446	743	121	1,310
APAC (f)
Goodwill	207	—	—	207	306	41	554
Brands	101	—	(1)	100	309	36	445
Total	308	—	(1)	307	615	77	999

Total goodwill	14,808	520	173	15,501	3,308	(52)	18,757
Total reacquired franchise rights	7,555	—	39	7,594	—	9	7,603
Total acquired franchise rights	1,671	—	3	1,674	16	18	1,708
Total brands	4,955	265	122	5,342	3,071	(112)	8,301
Total	$28,989	$785	$337	$30,111	$6,395	$(137)	$36,369
(a)The change in acquisitions in 2020 primarily reflects our acquisition of BFY Brands.
(b)The change in acquisitions in 2020 primarily reflects our acquisition of Rockstar. See Note 14 for further information. The change in acquisitions in 2019 primarily reflects our acquisition of CytoSport Inc.
(c)The change in translation and other in 2020 primarily reflects the depreciation of the Russian ruble. The change in translation and other in 2019 primarily reflects the appreciation of the Russian ruble.
(d)The change in acquisitions in 2019 primarily reflects our acquisition of SodaStream. See Note 14 for further information.
(e)The change in acquisitions in 2020 primarily reflects our acquisition of Pioneer Foods. See Note 14 for further information.
(f)The change in acquisitions in 2020 primarily reflects our acquisition of Be & Cheery. See Note 14 for further information.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2020	2019	2018
United States	$4,070	$4,123	$3,864
Foreign	4,999	5,189	5,325
	$9,069	$9,312	$9,189
The provision for/(benefit from) income taxes consisted of the following:

	2020	2019	2018
Current:
U.S. Federal	$715	$652	$437
Foreign	932	807	378
State	110	196	63
	1,757	1,655	878
Deferred:
U.S. Federal	273	325	140
Foreign	(167)	(31)	(4,379)
State	31	10	(9)
	137	304	(4,248)
	$1,894	$1,959	$(3,370)
A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2020	2019	2018
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.2	1.6	0.5
Lower taxes on foreign results	(0.8)	(0.9)	(2.2)
One-time mandatory transition tax - TCJ Act	—	(0.1)	0.1
Remeasurement of deferred taxes - TCJ Act	—	—	(0.4)
International reorganizations	—	—	(47.3)
Tax settlements	—	—	(7.8)
Other, net	(0.5)	(0.6)	(0.6)
Annual tax rate	20.9%	21.0%	(36.7)%
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

The provisional measurement period allowed by the SEC ended in the fourth quarter of 2018. As a result, in 2018, we recognized a net tax benefit of $28 million ($0.02 per share) related to the TCJ Act. While our accounting for the recorded impact of the TCJ Act was deemed to be complete, additional guidance issued by the IRS impacted our recorded amounts after December 29, 2018. In 2019, we recognized a net tax benefit totaling $8 million ($0.01 per share) related to the TCJ Act. There were no tax amounts recognized in 2020 related to the TCJ Act.
As of December 26, 2020, our mandatory transition tax liability was $3.2 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $78 million in 2020, $663 million in 2019 and $150 million in 2018. We currently expect to pay approximately $309 million of this liability in 2021.
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
Coronavirus Aid, Relief, and Economic Security Act
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act and estimated income tax payments. The CARES Act did not have a material impact on our financial results in 2020, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact similar legislation in other countries may have on our business and financial results.
Other Tax Matters
On May 19, 2019, a public referendum held in Switzerland passed the TRAF, effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. During 2019, we recorded net tax expense of $24 million related to the impact of the TRAF. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
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

Deferred tax liabilities and assets are comprised of the following:

	2020	2019
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	1,851	1,583
Recapture of net operating losses	504	335
Right-of-use assets	371	345
Other	159	167
Gross deferred tax liabilities	3,463	3,008
Deferred tax assets
Net carryforwards	5,008	4,168
Intangible assets other than nondeductible goodwill	1,146	793
Share-based compensation	90	94
Retiree medical benefits	153	154
Other employee-related benefits	373	350
Pension benefits	80	104
Deductible state tax and interest benefits	150	126
Lease liabilities	371	345
Other	866	741
Gross deferred tax assets	8,237	6,875
Valuation allowances	(4,686)	(3,599)
Deferred tax assets, net	3,551	3,276
Net deferred tax assets	$(88)	$(268)
A summary of our valuation allowance activity is as follows:

	2020	2019	2018
Balance, beginning of year	$3,599	$3,753	$1,163
Provision	1,082	(124)	2,639
Other additions/(deductions)	5	(30)	(49)
Balance, end of year	$4,686	$3,599	$3,753
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2019	2014-2016
Mexico	2014-2019	2014-2016
United Kingdom	2017-2019	None
Canada (Domestic)	2016-2019	2016-2017
Canada (International)	2010-2019	2010-2017
Russia	2017-2019	None

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
Our annual tax rate is based on our income, statutory tax rates and tax planning strategies and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit, new tax laws, relevant court cases or tax authority settlements. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.
As of December 26, 2020, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.6 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $338 million as of December 26, 2020, of which $93 million of tax expense was recognized in 2020. The gross amount of interest accrued, reported in other liabilities, was $250 million as of December 28, 2019, of which $84 million of tax expense was recognized in 2019.
A reconciliation of unrecognized tax benefits is as follows:

	2020	2019
Balance, beginning of year	$1,395	$1,440
Additions for tax positions related to the current year	128	179
Additions for tax positions from prior years	153	93
Reductions for tax positions from prior years	(22)	(201)
Settlement payments	(13)	(74)
Statutes of limitations expiration	(23)	(47)
Translation and other	3	5
Balance, end of year	$1,621	$1,395
Carryforwards and Allowances
Operating loss carryforwards totaling $28.3 billion as of December 26, 2020 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2021, $25.2 billion between 2022 and 2040 and $2.9 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
In 2018, we repatriated $20.4 billion of cash, cash equivalents and short-term investments held in our foreign subsidiaries without such funds being subject to further U.S. federal income tax liability, related to the TCJ Act. As of December 26, 2020, we had approximately $6 billion of undistributed international earnings. We intend to continue to reinvest $6 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
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
As of December 26, 2020, 52 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2020	2019	2018
Share-based compensation expense - equity awards	$264	$237	$256
Share-based compensation expense - liability awards	11	8	20
Restructuring charges	(1)	(2)	(6)
Total	$274	$243	$270
Income tax benefits recognized in earnings related to share-based compensation	$48	$39	$45
Excess tax benefits related to share-based compensation	$35	$50	$48
As of December 26, 2020, there was $300 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2020	2019	2018
Expected life	6 years	5 years	5 years
Risk-free interest rate	0.9%	2.4%	2.6%
Expected volatility	14%	14%	12%
Expected dividend yield	3.4%	3.1%	2.7%
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
A summary of our stock option activity for the year ended December 26, 2020 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 28, 2019	11,625	$89.03
Granted	1,847	$131.79
Exercised	(2,440)	$73.37
Forfeited/expired	(392)	$102.69
Outstanding at December 26, 2020	10,640	$99.54	5.26	$484,362
Exercisable at December 26, 2020	6,545	$85.84	3.31	$387,625
Expected to vest as of December 26, 2020	3,719	$120.67	8.31	$90,725
(a)In thousands.
Restricted Stock Units and Performance Stock Units
Each RSU represents our obligation to deliver to the holder one share of PepsiCo common stock when the award vests at the end of the service period. PSUs are awards pursuant to which a number of shares are delivered to the holder upon vesting at the end of the service period based on PepsiCo’s performance against specified financial performance metrics. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award. During the vesting period, RSUs and PSUs accrue dividend equivalents that pay out in cash (without interest) if and when the applicable RSU or PSU vests and becomes payable.
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.

A summary of our RSU and PSU activity for the year ended December 26, 2020 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 28, 2019	6,380	$111.53
Granted (b)	2,496	$131.21
Converted (c)	(2,315)	$109.61
Forfeited	(434)	$117.51
Outstanding at December 26, 2020 (d)	6,127	$119.92	1.27	$888,832
Expected to vest as of December 26, 2020	5,447	$119.72	1.26	$790,179
(a)In thousands.
(b)Grant activity for all PSUs are disclosed at target.
(c)Represents the number of PSUs that vested during the year, net of awards above and below target levels based on the achievement of its performance conditions.
(d)The outstanding PSUs for which the vesting period has not ended as of December 26, 2020, at the threshold, target and maximum award levels were zero, 1 million and 2 million, respectively.
PEPunits
PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period. The fair value of PEPunits is measured using the Monte-Carlo simulation model, which incorporates into the fair-value determination the possibility that the market condition may not be satisfied until actual performance is determined.
PEPunits were last granted in 2015 and all outstanding PEPunits were converted to 278,000 shares in 2018.
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

A summary of our long-term cash activity for the year ended December 26, 2020 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 28, 2019	$44,224
Granted (b)	18,975
Vested (c)	(15,686)
Forfeited	—
Outstanding at December 26, 2020 (d)	$47,513	$45,669	1.23
Expected to vest as of December 26, 2020	$42,658	$41,318	1.14
(a)In thousands.
(b)Grant activity for all long-term cash awards are disclosed at target.
(c)Represents the amount of long-term cash awards that vested during the year, net of awards above and below target levels based on the achievement of its market conditions.
(d)The outstanding long-term cash awards for which the vesting period has not ended as of December 26, 2020, at the threshold, target and maximum award levels were zero, 48 million and 95 million, respectively.
Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2020	2019	2018
Stock Options
Total number of options granted (a)	1,847	1,286	1,429
Weighted-average grant-date fair value of options granted	$8.31	$10.89	$9.80
Total intrinsic value of options exercised (a)	$155,096	$275,745	$224,663
Total grant-date fair value of options vested (a)	$8,652	$9,838	$15,506
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,496	2,754	2,634
Weighted-average grant-date fair value of RSUs/PSUs granted	$131.21	$116.87	$108.75
Total intrinsic value of RSUs/PSUs converted (a)	$303,165	$333,951	$260,287
Total grant-date fair value of RSUs/PSUs vested (a)	$235,523	$275,234	$232,141
PEPunits
Total intrinsic value of PEPunits converted (a)	$—	$—	$30,147
Total grant-date fair value of PEPunits vested (a)	$—	$—	$9,430
(a)In thousands.
As of December 26, 2020 and December 28, 2019, there were approximately 287,000 and 269,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.

Note 7 — Pension, Retiree Medical and Savings Plans
In 2020, lump sum distributions exceeded the total of annual service and interest cost and triggered a pre-tax settlement charge in Plan A of $205 million ($158 million after-tax or $0.11 per share).
In 2020, we adopted an amendment to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, effective December 31, 2025. Since 2011, salaried new hires are not eligible to participate in the defined benefit plan. After the effective date, all salaried participants will receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution and will have the opportunity to receive employer contributions to match employee contributions up to defined limits. As a result of this amendment, pension benefits pre-tax expense is expected to decrease by approximately $70 million in 2021, primarily impacting corporate unallocated expenses.
In 2020, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from Plan A to Plan I and to a newly created plan, Plan H, effective January 1, 2021. The benefits offered to the plans’ participants were unchanged. The reorganization will facilitate a more targeted investment strategy and provide additional flexibility in evaluating opportunities to reduce risk and volatility. No material impact to pension benefit pre-tax expense is expected from this reorganization.
In 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credit benefits of certain participants in Plan H. As a result of this amendment, pension benefits pre-tax expense is expected to increase approximately $45 million in 2021, primarily impacting service cost expense.
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
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in Plan A (approximately 10 years) and retiree medical (approximately 8 years), or the remaining life expectancy for participants in Plan I (approximately 23 years). In 2021, we expect the average remaining service life for participants in Plan A to be approximately 9 years, the remaining life expectancy for participants in Plan I to be approximately 27 years and the average remaining service life for participants in Plan H to be approximately 11 years.
The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits (expense)/income on a straight-line basis over the average remaining service life for participants in both Plan A and Plan H, except that prior service cost/(credit) for salaried participants subject to the freeze will be amortized on a straight-line basis over the period up to the effective date of the freeze, or the remaining life expectancy for participants in Plan I.
Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation
Obligation at beginning of year	$15,230	$13,807	$3,753	$3,098	$988	$996
Service cost	434	381	86	73	25	23
Interest cost	435	543	85	97	25	36
Plan amendments	(221)	15	(17)	1	(25)	—
Participant contributions	—	—	2	2	—	—
Experience loss	2,042	2,091	467	515	81	36
Benefit payments	(378)	(341)	(92)	(100)	(89)	(105)
Settlement/curtailment	(808)	(1,268)	(24)	(31)	—	—
Special termination benefits	19	2	—	—	—	—
Other, including foreign currency adjustment	—	—	170	98	1	2
Obligation at end of year	$16,753	$15,230	$4,430	$3,753	$1,006	$988

Change in fair value of plan assets
Fair value at beginning of year	$14,302	$12,258	$3,732	$3,090	$302	$285
Actual return on plan assets	1,908	3,101	401	551	47	78
Employer contributions/funding	387	550	120	122	55	44
Participant contributions	—	—	2	2	—	—
Benefit payments	(378)	(341)	(92)	(100)	(89)	(105)
Settlement	(754)	(1,266)	(29)	(31)	—	—
Other, including foreign currency adjustment	—	—	169	98	—	—
Fair value at end of year	$15,465	$14,302	$4,303	$3,732	$315	$302
Funded status	$(1,288)	$(928)	$(127)	$(21)	$(691)	$(686)

Amounts recognized
Other assets	$797	$744	$110	$99	$—	$—
Other current liabilities	(53)	(52)	(1)	(1)	(51)	(58)
Other liabilities	(2,032)	(1,620)	(236)	(119)	(640)	(628)
Net amount recognized	$(1,288)	$(928)	$(127)	$(21)	$(691)	$(686)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$4,116	$3,516	$1,149	$914	$(212)	$(285)
Prior service (credit)/cost	(119)	114	(19)	—	(45)	(32)
Total	$3,997	$3,630	$1,130	$914	$(257)	$(317)

Changes recognized in net loss/(gain) included in other comprehensive loss
Net loss/(gain) arising in current year	$1,009	$(120)	$268	$152	$50	$(24)
Amortization and settlement recognition	(409)	(457)	(75)	(44)	23	27
Foreign currency translation loss/(gain)	—	—	42	26	—	(1)
Total	$600	$(577)	$235	$134	$73	$2

Accumulated benefit obligation at end of year	$15,949	$14,255	$4,108	$3,441
The net loss/(gain) arising in the current year is primarily attributable to the decrease in discount rate, offset by actual asset returns exceeding expected returns.

The amount we report in operating profit as pension and retiree medical cost is service cost, which is the value of benefits earned by employees for working during the year.
The amounts we report below operating profit as pension and retiree medical cost consist of the following components:
•Interest cost is the accrued interest on the projected benefit obligation due to the passage of time.
•Expected return on plan assets is the long-term return we expect to earn on plan investments for our funded plans that will be used to settle future benefit obligations.
•Amortization of prior service cost/(credit) represents the recognition in the income statement of benefit changes resulting from plan amendments.
•Amortization of net loss/(gain) represents the recognition in the income statement of changes in the amount of plan assets and the projected benefit obligation based on changes in assumptions and actual experience.
•Settlement/curtailment loss/(gain) represents the result of actions that effectively eliminate all or a portion of related projected benefit obligations. Settlements are triggered when payouts to settle the projected benefit obligation of a plan due to lump sums or other events exceed the annual service and interest cost. Settlements are recognized when actions are irrevocable and we are relieved of the primary responsibility and risk for projected benefit obligations. Lump sum payouts are generally higher when interest rates are lower. Curtailments are due to events such as plant closures or the sale of a business resulting in a reduction of future service or benefits. Curtailment losses are recognized when an event is probable and estimable, while curtailment gains are recognized when an event has occurred (when the related employees terminate or an amendment is adopted).
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$434	$381	$431	$86	$73	$92	$25	$23	$32
Other pension and retiree medical benefits (income)/expense:
Interest cost	$435	$543	$482	$85	$97	$93	$25	$36	$34
Expected return on plan assets	(929)	(892)	(943)	(202)	(188)	(197)	(16)	(18)	(19)
Amortization of prior service cost/(credits)	12	10	3	—	—	—	(12)	(19)	(20)
Amortization of net losses/(gains)	196	161	179	61	32	45	(23)	(27)	(8)
Settlement/curtailment losses (a)	213	296	8	19	12	6	—	—	—
Special termination benefits	19	1	36	—	—	2	—	—	1
Total other pension and retiree medical benefits (income)/expense	$(54)	$119	$(235)	$(37)	$(47)	$(51)	$(26)	$(28)	$(12)
Total	$380	$500	$196	$49	$26	$41	$(1)	$(5)	$20
(a)In 2020, U.S. includes a settlement charge of $205 million ($158 million after-tax or $0.11 per share) related to lump sum distributions exceeding the total of annual service and interest cost. In 2019, U.S. includes settlement charges related to the purchase of a group annuity contract of $220 million ($170 million after-tax or $0.12 per share) and a pension lump sum settlement charge of $53 million ($41 million after-tax or $0.03 per share).

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost
Service cost discount rate	3.4%	4.4%	3.8%	3.2%	4.2%	3.5%	3.2%	4.3%	3.6%
Interest cost discount rate	2.9%	4.1%	3.4%	2.4%	3.2%	2.8%	2.6%	3.8%	3.0%
Expected return on plan assets	6.8%	7.1%	7.2%	5.6%	5.8%	6.0%	5.8%	6.6%	6.5%
Rate of salary increases	3.1%	3.1%	3.1%	3.3%	3.7%	3.7%

Projected Benefit Obligation
Discount rate	2.5%	3.3%	4.4%	2.0%	2.5%	3.4%	2.3%	3.1%	4.2%
Rate of salary increases	3.0%	3.1%	3.1%	3.3%	3.3%	3.7%
The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2020	2019	2020	2019	2020	2019
Selected information for plans with accumulated benefit obligation in excess of plan assets(a)
Obligation for service to date	$(5,537)	$(9,194)	$(172)	$(192)
Fair value of plan assets	$4,156	$8,497	$123	$151
Selected information for plans with projected benefit obligation in excess of plan assets
Benefit obligation	$(9,172)	$(10,169)	$(2,933)	$(632)	$(1,006)	$(988)
Fair value of plan assets	$7,088	$8,497	$2,696	$512	$315	$302
(a) The decrease in U.S. pension plans in 2020 primarily reflects the approved reorganization of the U.S. qualified defined benefit plans, resulting in the transfer of obligations and plan assets relating to certain participants from Plan A to Plan I and Plan H.
Of the total projected pension benefit obligation as of December 26, 2020, approximately $854 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2021	2022	2023	2024	2025	2026 - 2030
Pension	$925	$1,080	$915	$960	$990	$5,270
Retiree medical (a)	$95	$95	$90	$85	$80	$370
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $1 million for each of the years from 2021 through 2025 and approximately $4 million in total for 2026 through 2030.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2020	2019	2018	2020	2019	2018
Discretionary (a)	$339	$417	$1,417	$—	$—	$37
Non-discretionary	168	255	198	55	44	56
Total	$507	$672	$1,615	$55	$44	$93
(a)Includes $325 million contribution in 2020, $400 million contribution in 2019 and $1.4 billion contribution in 2018 to fund Plan A in the United States.
In November 2020, we received approval from our Board of Directors to make discretionary contributions of $500 million to our U.S. qualified defined benefit plans. We contributed $300 million of the approved amount in January 2021; we expect to contribute the remaining $200 million in the third quarter of 2021. In addition, in 2021, we expect to make non-discretionary contributions of approximately $160 million to our U.S. and international pension benefit plans and approximately $50 million for retiree medical benefits.
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
Plan Assets
Our pension plan investment strategy includes the use of actively managed accounts and is reviewed periodically in conjunction with plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. This strategy is also applicable to funds held for the retiree medical plans. Our investment objective includes ensuring that funds are available to meet the plans’ benefit obligations when they become due. Assets contributed to our pension plans are no longer controlled by us, but become the property of our individual pension plans. However, we are indirectly impacted by changes in these plan assets as compared to changes in our projected obligations. Our overall investment policy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments, such as futures and forward contracts, to reduce interest rate and foreign currency risks. Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Forward contracts consist of currency forwards.
For 2021 and 2020, our expected long-term rate of return on U.S. plan assets is 6.4% and 6.8%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2021	2020
Fixed income	51%	50%
U.S. equity	24%	25%
International equity	21%	21%
Real estate	4%	4%
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
Plan assets measured at fair value as of year-end 2020 and 2019 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years and are as follows:

	Fair Value Hierarchy Level	2020	2019
U.S. plan assets (a)
Equity securities, including preferred stock (b)	1	$7,179	$6,605
Government securities (c)	2	2,177	2,154
Corporate bonds (c)	2	5,437	4,737
Mortgage-backed securities (c)	2	119	159
Contracts with insurance companies (d)	3	9	9
Cash and cash equivalents (e)	1, 2	278	275
Sub-total U.S. plan assets		15,199	13,939
Real estate commingled funds measured at net asset value (f)		517	605
Dividends and interest receivable, net of payables		64	60
Total U.S. plan assets		$15,780	$14,604
International plan assets
Equity securities (b)	1, 2	$2,119	$1,973
Government securities (c)	2	937	725
Corporate bonds (c)	2	445	331
Fixed income commingled funds (g)	1	509	437
Contracts with insurance companies (d)	3	50	42
Cash and cash equivalents	1	33	24
Sub-total international plan assets		4,093	3,532
Real estate commingled funds measured at net asset value (f)		202	193
Dividends and interest receivable		8	7
Total international plan assets		$4,303	$3,732
(a)Includes $315 million and $302 million in 2020 and 2019, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common stock is based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 13% and 16% of total U.S. plan assets for 2020 and 2019, respectively. The preferred stock investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. The international portfolio includes Level 1 assets of $2,119 million and $1,941 million for 2020 and 2019, respectively, and Level 2 assets of $32 million for 2019.
(c)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 30% and 28% of total U.S. plan assets for 2020 and 2019, respectively.
(d)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 26, 2020 and December 28, 2019.
(e)Cash and cash equivalents in the U.S. includes Level 1 assets of $178 million and $159 million for 2020 and 2019, respectively, and Level 2 assets of $100 million and $116 million for 2020 and 2019, respectively.
(f)The real estate commingled funds include investments in limited partnerships. These funds are based on the net asset value of the appraised value of investments owned by these funds as determined by independent third parties using inputs that are not observable. The majority of the funds are redeemable quarterly subject to availability of cash and have notice periods ranging from 45 to 90 days.
(g)Based on the published price of the fund.

Retiree Medical Cost Trend Rates

	2021	2020
Average increase assumed	6%	6%
Ultimate projected increase	5%	5%
Year of ultimate projected increase	2040	2039
These assumed health care cost trend rates have an impact on the retiree medical plan expense and obligation, however the cap on our share of retiree medical costs limits the impact.
Savings Plan
Certain U.S. employees are eligible to participate in a 401(k) savings plan, which is a voluntary defined contribution plan. The plan is designed to help employees accumulate savings for retirement and we make Company matching contributions for certain employees on a portion of employee contributions based on years of service.
Certain U.S. salaried employees, who are not eligible to participate in a defined benefit pension plan, are also eligible to receive an employer contribution based on age and years of service regardless of employee contribution.
In 2020, 2019 and 2018, our total Company contributions were $225 million, $197 million and $180 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2020(a)	2019(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$3,358	$2,848
Commercial paper (0.2%)	396	—
Other borrowings (1.7% and 6.4%)	26	72
	$3,780	$2,920
Long-term debt obligations (b)
Notes due 2020 (2.7%)	—	2,840
Notes due 2021 (2.2% and 2.4%)	3,356	3,276
Notes due 2022 (2.5% and 2.7%)	3,867	3,831
Notes due 2023 (1.5% and 2.8%)	3,017	1,272
Notes due 2024 (2.1% and 3.4%)	3,067	1,839
Notes due 2025 (2.7% and 3.1%)	3,227	1,691
Notes due 2026-2060 (2.9% and 3.4%)	27,165	17,219
Other, due 2020-2026 (1.3% and 1.3%)	29	28
	43,728	31,996
Less: current maturities of long-term debt obligations	(3,358)	(2,848)
Total	$40,370	$29,148
(a)Amounts are shown net of unamortized net discounts of $260 million and $163 million for 2020 and 2019, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for further information regarding our interest rate derivative instruments.

As of December 26, 2020 and December 28, 2019, our international debt of $29 million and $69 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2020, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
2.250%	March 2025	$1,500
2.625%	March 2027	$500
2.750%	March 2030	$1,500
3.500%	March 2040	$750
3.625%	March 2050	$1,500
3.875%	March 2060	$750
0.750%	May 2023	$1,000
1.625%	May 2030	$1,000
0.250%	May 2024	€1,000
0.500%	May 2028	€1,000
0.400%	October 2023	$750
1.400%	February 2031	$750
0.400%	October 2032	€750
1.050%	October 2050	€750
(a)Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes will be used for general corporate purposes, including the repayment of commercial paper.
In 2020, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on May 31, 2021. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion in U.S dollars and/or euros. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of June 3, 2019. The 364-Day Credit Agreement is in addition to the five-year unsecured revolving credit agreement (Five-Year Credit Agreement) we entered into in 2019, and which expires on June 3, 2024. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion in U.S. dollars and/or euros. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. Funds borrowed under the 364-Day Credit Agreement and Five-Year Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 26, 2020, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
In 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Foods. These borrowings were fully repaid in April 2020 and no further borrowings under these Bridge Loan Facilities are permitted.
In 2020, we paid $1.1 billion to redeem all $1.1 billion outstanding principal amount of our 2.15% senior notes due 2020 and terminated associated interest rate swaps with a notional amount of $0.8 billion.
In 2019, we paid $1.0 billion to redeem all $1.0 billion outstanding principal amount of our 4.50% senior notes due 2020.
In 2018, we completed a cash tender offer to redeem $1.3 billion of certain notes issued by PepsiCo and predecessors to a PepsiCo subsidiary for $1.6 billion in cash. Also in 2018, we completed an exchange offer for certain notes issued by predecessors to a PepsiCo subsidiary for newly issued PepsiCo notes. These notes were issued in an aggregate principal amount of $732 million, equal to the exchanged notes. As a result of the above transactions, we recorded a pre-tax charge of $253 million ($191 million after-tax or $0.13 per share) to interest expense in 2018, primarily representing the tender price paid over the carrying value of the tendered notes.
Note 9 — Financial Instruments
Derivatives and Hedging
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. We do not use derivative instruments for trading or speculative purposes. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements.
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to our income statement when the hedged transaction affects earnings. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; such gains or losses reclassified during the year ended December 26, 2020 were not material.
Cash flows from derivatives used to manage commodity price, foreign exchange or interest rate risks are classified as operating activities in the cash flow statement. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item.
Credit Risk
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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 26, 2020 was $283 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 26, 2020.
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
Our commodity derivatives had a total notional value of $1.1 billion as of December 26, 2020 and December 28, 2019.
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
Our foreign currency derivatives had a total notional value of $1.9 billion as of December 26, 2020 and December 28, 2019. The total notional amount of our debt instruments designated as net investment hedges was $2.7 billion as of December 26, 2020 and $2.5 billion as of December 28, 2019. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $3.0 billion as of December 26, 2020 and $5.0 billion as of December 28, 2019.
As of December 26, 2020, approximately 3% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 9% as of December 28, 2019.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of U.S. Treasury securities and commercial paper. As of December 26, 2020, we had $2.1 billion of investments in U.S. Treasury securities with $2.0 billion recorded in cash and cash equivalents and $0.1 billion in short-term investments. We had no investments in U.S. Treasury securities as of December 28, 2019. As of December 26, 2020, we had $260 million of investments in commercial paper with $75 million recorded in cash and cash equivalents and $185 million in short-term investments. As of December 28, 2019, we had $130 million of investments in commercial paper recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of December 26, 2020 and December 28, 2019, gross unrecognized gains and losses and the allowance for expected credit losses were not material.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 26, 2020 and December 28, 2019 are categorized as follows:

		2020		2019
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$231	$—	$229	$—
Prepaid forward contracts (c)	2	$18	$—	$17	$—
Deferred compensation (d)	2	$—	$477	$—	$468
Contingent consideration (e)	3	$—	$861	$—	$—
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$2	$—	$—	$5
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$9	$71	$5	$32
Interest rate (g)	2	13	307	—	390
Commodity (h)	1	—	—	2	5
Commodity (i)	2	32	—	2	5
		$54	$378	$9	$432
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$4	$8	$3	$2
Commodity (h)	1	—	—	23	7
Commodity (i)	2	19	7	6	24
		$23	$15	$32	$33
Total derivatives at fair value (j)		$79	$393	$41	$470
Total		$328	$1,731	$287	$938
(a)Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(c)Based primarily on the price of our common stock.
(d)Based on the fair value of investments corresponding to employees’ investment elections.
(e)In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. The expected annual future tax benefits range from approximately $40 million to $110 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 3 to 25 percent, with a weighted-average payment period of approximately 4 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 3 percent. The contingent consideration measured at fair value using unobservable inputs as of December 26, 2020 is $861 million, comprised of an $882 million liability recognized at the acquisition date of Rockstar and a fair value decrease of $21 million in the year ended December 26, 2020, recorded in selling, general and administrative expenses.
(f)Based on London Interbank Offered Rate forward rates. As of December 26, 2020 and December 28, 2019, the carrying amount of hedged fixed-rate debt was $0.2 billion and $2.2 billion, respectively, and classified on our balance sheet within short-term and long-term debt obligations. As of December 26, 2020 and December 28, 2019, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $2 million gain and $5 million loss, respectively. As of December 26, 2020, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $19 million loss, which is being amortized over the remaining life of the related debt obligations.

(g)Based on recently reported market transactions of spot and forward rates.
(h)Based on quoted contract prices on futures exchange markets.
(i)Based on recently reported market transactions of swap arrangements.
(j)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 26, 2020 and December 28, 2019 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table as of December 26, 2020.
The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. Our cash equivalents and short-term investments are classified as Level 2 in the fair value hierarchy. The fair value of our debt obligations as of December 26, 2020 and December 28, 2019 was $50 billion and $34 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2020	2019	2020	2019	2020	2019
Foreign exchange	$—	$(1)	$(9)	$57	$(43)	$3
Interest rate	(6)	(64)	(96)	67	(129)	7
Commodity	53	(17)	(21)	7	56	4
Net investment	—	—	235	(30)	—	—
Total	$47	$(82)	$109	$101	$(116)	$14
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
Based on current market conditions, we expect to reclassify net losses of $7 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2020		2019		2018
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$7,120		$7,314		$12,515
Preferred stock:
Redemption premium (b)	—		—		(2)
Net income available for PepsiCo common shareholders	$7,120	1,385	$7,314	1,399	$12,513	1,415
Basic net income attributable to PepsiCo per common share	$5.14		$5.23		$8.84
Net income available for PepsiCo common shareholders	$7,120	1,385	$7,314	1,399	$12,513	1,415
Dilutive securities:
Stock options, RSUs, PSUs and other (c)	—	7	—	8	—	10
Employee stock ownership plan (ESOP) convertible preferred stock	—	—	—	—	2	—
Diluted	$7,120	1,392	$7,314	1,407	$12,515	1,425
Diluted net income attributable to PepsiCo per common share	$5.12		$5.20		$8.78
(a)Weighted-average common shares outstanding (in millions).
(b)See Note 11 for further information.
(c)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for the years ended December 26, 2020, December 28, 2019 and December 29, 2018.
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

Note 12 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2017 (a)	$(10,277)	$47	$(2,804)	$(23)	$(13,057)
Other comprehensive (loss)/income before reclassifications (b)	(1,664)	(61)	(813)	6	(2,532)
Amounts reclassified from accumulated other comprehensive loss	44	111	218	—	373
Net other comprehensive (loss)/income	(1,620)	50	(595)	6	(2,159)
Tax amounts	(21)	(10)	128	—	97
Balance as of December 29, 2018 (a)	(11,918)	87	(3,271)	(17)	(15,119)
Other comprehensive (loss)/income before reclassifications (c)	636	(131)	(89)	(2)	414
Amounts reclassified from accumulated other comprehensive loss	—	14	468	—	482
Net other comprehensive (loss)/income	636	(117)	379	(2)	896
Tax amounts	(8)	27	(96)	—	(77)
Balance as of December 28, 2019 (a)	(11,290)	(3)	(2,988)	(19)	(14,300)
Other comprehensive (loss)/income before reclassifications (d)	(710)	126	(1,141)	(1)	(1,726)
Amounts reclassified from accumulated other comprehensive loss	—	(116)	465	—	349
Net other comprehensive (loss)/income	(710)	10	(676)	(1)	(1,377)
Tax amounts	60	(3)	144	—	201
Balance as of December 26, 2020 (a)	$(11,940)	$4	$(3,520)	$(20)	$(15,476)
(a)Pension and retiree medical amounts are net of taxes of $1,338 million as of December 30, 2017, $1,466 million as of December 29, 2018, $1,370 million as of December 28, 2019 and $1,514 million as of December 26, 2020.
(b)Currency translation adjustment primarily reflects the depreciation of the Russian ruble, Canadian dollar, Pound sterling and Brazilian real.
(c)Currency translation adjustment primarily reflects the appreciation of the Russian ruble, Canadian dollar, Mexican peso and Pound sterling.
(d)Currency translation adjustment primarily reflects the depreciation of the Russian ruble and Mexican peso.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2020	2019	2018
Currency translation:
Divestitures	$—	$—	$44	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$—	$1	$(1)	Net revenue
Foreign exchange contracts	(43)	2	(7)	Cost of sales
Interest rate derivatives	(129)	7	119	Net interest expense and other
Commodity contracts	50	3	3	Cost of sales
Commodity contracts	6	1	(3)	Selling, general and administrative expenses
Net (gains)/losses before tax	(116)	14	111
Tax amounts	29	(2)	(27)
Net (gains)/losses after tax	$(87)	$12	$84

Pension and retiree medical items:
Amortization of net prior service credit	$—	$(9)	$(17)	Other pension and retiree medical benefits income/(expense)
Amortization of net losses	238	169	216	Other pension and retiree medical benefits income/(expense)
Settlement/curtailment losses	227	308	19	Other pension and retiree medical benefits income/(expense)
Net losses before tax	465	468	218
Tax amounts	(101)	(102)	(45)
Net losses after tax	$364	$366	$173

Total net losses reclassified for the year, net of tax	$277	$378	$301
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

Components of lease cost are as follows:

	2020	2019
Operating lease cost (a)	$539	$474
Variable lease cost (b)	$111	$101
Short-term lease cost (c)	$436	$379
(a)Includes right-of-use asset amortization of $478 million and $412 million in 2020 and 2019, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
Rent expense for the year ended December 29, 2018 was $771 million.
In 2020 and 2019, we recognized gains of $7 million and $77 million, respectively, on sale-leaseback transactions with terms under four years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$555	$478
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$621	$479
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2020	2019
Right-of-use assets	Other assets	$1,670	$1,548
Current lease liabilities	Accounts payable and other current liabilities	$460	$442
Non-current lease liabilities	Other liabilities	$1,233	$1,118
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2020	2019
Weighted-average remaining lease term	6 years	6 years
Weighted-average discount rate	4%	4%
Maturities of lease liabilities by year for our operating leases are as follows:

2021	$486
2022	385
2023	278
2024	194
2025	139
2026 and beyond	413
Total lease payments	1,895
Less: Imputed interest	(202)
Present value of lease liabilities	$1,693
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
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.7 billion South African rand, or approximately $0.4 billion as of the acquisition date, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.2 billion South African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition and will primarily be settled within the twelve-month period from the acquisition date. This was recorded in selling, general and administrative expenses in 2020. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion as of the acquisition date, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
Acquisition of Rockstar Energy Beverages
On April 24, 2020, we acquired Rockstar, an energy drink maker with whom we had a distribution agreement prior to the acquisition, for an upfront cash payment of approximately $3.85 billion and contingent consideration related to estimated future tax benefits associated with the acquisition of approximately $0.9 billion. See Note 9 for further information about the contingent consideration.
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
Refranchising in Czech Republic, Hungary and Slovakia
In 2018, we refranchised our entire beverage bottling operations and snack distribution operations in Czech Republic, Hungary and Slovakia. We recorded a pre-tax gain of $58 million ($46 million after-tax or $0.03 per share) in selling, general and administrative expenses in our Europe segment as a result of this transaction.
Inventory Fair Value Adjustments and Merger and Integration Charges
A summary of our inventory fair value adjustments and merger and integration charges is as follows:

	2020	2019	2018
Cost of sales	$32	$34	$—
Selling, general and administrative expenses	223	21	75
Total	$255	$55	$75
After-tax amount	$237	$47	$75
Net income attributable to PepsiCo per common share	$0.17	$0.03	$0.05
Inventory fair value adjustments and merger and integration charges include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales) and closing costs, employee-related costs, contract termination costs, changes in the fair value of contingent consideration and other integration costs (recorded in selling, general and administrative expenses). Merger and integration charges also include liabilities to support socioeconomic programs in South Africa, which are irrevocable conditions of our acquisition of Pioneer Foods (recorded in selling, general and administrative expenses).

Inventory fair value adjustments and merger and integration charges by division are as follows:

	2020	2019	2018	Acquisition
FLNA	$29	$—	$—	BFY Brands
PBNA	66	—	—	Rockstar
Europe	—	46	57	SodaStream
AMESA	173	7	—	Pioneer Foods
APAC	7	—	—	Be & Cheery
Corporate (a)	(20)	2	18	Rockstar, SodaStream
Total	$255	$55	$75
(a)In 2020, the income amount primarily relates to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.
Note 15 — Supplemental Financial Information
Balance Sheet

		2020	2019	2018
Accounts and notes receivable
Trade receivables		$6,892	$6,447
Other receivables		1,713	1,480
Total		8,605	7,927
Allowance, beginning of year		105	101	$129
Cumulative effect of accounting change		44	—	—
Net amounts charged to expense (a)		79	22	16
Deductions (b)		(32)	(30)	(33)
Other (c)		5	12	(11)
Allowance, end of year		201	105	$101
Net receivables		$8,404	$7,822

Inventories (d)
Raw materials and packaging		$1,720	$1,395
Work-in-process		205	200
Finished goods		2,247	1,743
Total		$4,172	$3,338

Property, plant and equipment, net (e)	Average Useful Life (Years)
Land		$1,171	$1,130
Buildings and improvements	15 - 44	10,214	9,314
Machinery and equipment, including fleet and software	5 - 15	31,276	29,390
Construction in progress		3,679	3,169
		46,340	43,003
Accumulated depreciation		(24,971)	(23,698)
Total		$21,369	$19,305
Depreciation expense		$2,335	$2,257	$2,241

Other assets
Noncurrent notes and accounts receivable		$109	$85
Deferred marketplace spending		130	147
Pension plans (f)		910	846
Right-of-use assets (g)		1,670	1,548
Other		493	385
Total		$3,312	$3,011

Accounts payable and other current liabilities
Accounts payable	$8,853	$8,013
Accrued marketplace spending	2,935	2,765
Accrued compensation and benefits	2,059	1,835
Dividends payable	1,430	1,351
Current lease liabilities (g)	460	442
Other current liabilities	3,855	3,135
Total	$19,592	$17,541
(a)In 2020, includes an allowance for expected credit losses of $56 million related to the COVID-19 pandemic. See Note 1 for further information.
(b)Includes accounts written off.
(c)Includes adjustments related primarily to currency translation and other adjustments.
(d)Approximately 6% and 7% of the inventory cost in 2020 and 2019, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material. See Note 2 for further information.
(e)See Note 2 for further information.
(f)See Note 7 for further information.
(g)See Note 13 for further information.
Statement of Cash Flows

	2020	2019	2018
Interest paid (a)	$1,156	$1,076	$1,388
Income taxes paid, net of refunds (b)	$1,770	$2,226	$1,203
(a)In 2018, excludes the premiums paid in accordance with the debt transactions. See Note 8 for further information.
(b)In 2020, 2019 and 2018, includes tax payments of $78 million, $423 million and $115 million, respectively, related to the TCJ Act.
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	2020	2019
Cash and cash equivalents	$8,185	$5,509
Restricted cash included in other assets (a)	69	61
Total cash and cash equivalents and restricted cash	$8,254	$5,570
(a)Primarily relates to collateral posted against certain of our derivative positions.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 26, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by SEC guidance, the scope of management's assessment of the effectiveness of internal control over financial reporting as of December 26, 2020 excluded Pioneer Food Group Ltd. and its subsidiaries (Pioneer Foods) and Hangzhou Haomusi Food Co., Ltd. and its subsidiaries (Be & Cheery), both of which the Company acquired in 2020. Pioneer Foods’ total assets and net revenue represented approximately 2.2% and 1.4%, respectively, of the consolidated total assets and net revenue of the Company as of and for the year ended December 26, 2020. Be & Cheery’s total assets and net revenue represented approximately 1.1% and 0.4%, respectively, of the consolidated total assets and net revenue of the Company as of and for the year ended December 26, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pioneer Foods and Be & Cheery.
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
Sales incentive accruals
As discussed in Note 2 to the consolidated financial statements, the Company offers sales incentives and discounts through various programs to customers and consumers. A number of the sales incentives are based on annual targets, resulting in the need to accrue for the expected liability. These incentives are accrued for in the “Accounts payable and other current liabilities” line on the balance sheet. These accruals are based on sales incentive agreements, expectations regarding customer and consumer participation and performance levels, and historical experience and trends.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s sales incentive process, including (1) the accrual methodology, (2) assumptions around forecasted customer and consumer participation, (3) performance levels, and (4) monitoring of actual sales incentives incurred compared to estimated sales incentives in respect of historical periods. To evaluate the timing and amount of certain accrued sales incentives we (1) analyzed the accrual by sales incentive type as compared to historical trends to identify specific sales incentives that may require additional testing, (2) recalculated expenses and closing accruals on a sample basis, based on volumes sold and terms of the sales incentives, (3) assessed the Company’s ability to accurately estimate its sales incentive accrual by comparing previously established accruals to actual settlements, and (4) tested a sample of settlements or claims that occurred after period end, and compared them to the recorded sales incentive accrual.
Carrying value of certain reacquired and acquired franchise rights and certain juice and dairy brands
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment testing of its indefinite-lived intangible assets on an annual basis during the third quarter of each fiscal year and whenever events and changes in circumstances indicate that there is a greater than 50% likelihood that the asset is impaired. The carrying value of indefinite-lived intangible assets as of December 26, 2020 was $36.4 billion which represents 39% of total assets, and includes PepsiCo Beverages North America’s (PBNA) reacquired and acquired franchise rights which had a carrying value of $8.6 billion as of December 26, 2020.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s indefinite-lived assets impairment process to develop the forecasted revenue, profitability levels, and expected long-term growth rates and select the discount rates to be applied to the projected cash flows. We also evaluated the sensitivity of the Company’s conclusion to changes in assumptions, including the assessment of changes in assumptions from prior periods. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted results to actual results. We compared the cash flow projections used in the impairment tests with available external industry data and other internal information. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating (1) the long-term growth rates used in the impairment tests by comparing against economic data and information specific to the respective assets, including projected long-term nominal Gross Domestic Product growth in the respective local countries, and (2) the discount rates used in the impairment tests by comparing them against discount rates that were independently developed using publicly available market data, including that of comparable companies.

Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 26, 2020, the Company recorded reserves for unrecognized tax benefits of $1.6 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s unrecognized tax benefits process, including controls to (1) identify uncertain income tax positions, (2) evaluate the tax law and tax authority’s settlement history used to estimate the unrecognized tax benefits, and (3) monitor for new information that may give rise to changes to the existing unrecognized tax benefits, such as progress of a tax examination, new tax law or tax authority settlements. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in assessing the unrecognized tax benefits by (1) evaluating the Company’s tax structure and transactions, including transfer pricing arrangements, and (2) assessing the Company’s interpretation of existing tax law as well as new and amended tax laws, tax positions taken, associated external counsel opinions, information from tax examinations, relevant court rulings and tax authority settlements.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
New York, New York
February 10, 2021

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
Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume shipments to independent bottlers.
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
Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes, and where applicable, foreign exchange translation and the impact of the 53rd reporting week. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for further information.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2020.
As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 26, 2020 excluded Pioneer Foods and Be & Cheery, both acquired in 2020. Pioneer Foods’ total assets and net revenue represented approximately 2.2% and 1.4%, respectively, of the consolidated total assets and net revenue of PepsiCo, Inc. as of and for the year ended December 26, 2020. Be & Cheery’s total assets and net revenue represented approximately 1.1% and 0.4%, respectively, of the consolidated total assets and net revenue of PepsiCo, Inc. as of and for the year ended December 26, 2020.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. Except as discussed, there have been no changes in our internal control over financial reporting during our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth quarter of 2020, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 26, 2020 (the 2021 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2021 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2021 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2021 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2021 Proxy Statement under the captions “2020 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2021 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2021 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
Consolidated Statement of Comprehensive Income – Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
Consolidated Statement of Cash Flows – Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
Consolidated Balance Sheet – December 26, 2020 and December 28, 2019
Consolidated Statement of Equity – Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018
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

4.6
Form of 1.750% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

4.7
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

4.9
Form of 2.750% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.10
Form of 3.100% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.11
Form of 3.500% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.12
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

4.14
Form of 2.850% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.15
Form of 4.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.16
Form of 0.875% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2016.

4.17
Form of Floating Rate Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.18
Form of 1.700% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.19
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.20
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

4.22
Form of 2.250% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.23
Form of 4.000% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.24
Form of 2.150% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.25
Form of 2.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.26
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.27
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 5.50% Senior Notes due 2040 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

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

4.30
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.31
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

4.33
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.34
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.35
Form of 7.00% Senior Note due 2029, Series A, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.36
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.37
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.38
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.39
Form of 7.00% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.40
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

4.42
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.43
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.44
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.45
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.46
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.47
Form of 2.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.48
Form of 2.625% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.49
Form of 2.750% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.50
Form of 3.500% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.51
Form of 3.625% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.52
Form of 3.875% Senior Note due 2060, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.53
Form of 0.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2020.

4.54
Form of 1.625% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2020.

4.55
Form of 0.250% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.56
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.57
Form of 0.400% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.58
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.59
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.60
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.61
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Note due 2023, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 2.750% Senior Notes due 2025, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the Floating Rate Note due 2021, the 1.700% Senior Notes due 2021, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046 the Floating Rate Notes due 2022, the 2.250% Senior Notes due 2022, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 2.000% Senior Notes due 2021, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.250% Senior Notes due 2025, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 0.750% Senior Notes due 2023, the 1.625% Senior Notes due 2030, the 0.250% Senior Notes due 2024, the 0.500% Senior Notes due 2028, the 0.400% Senior Notes due 2023, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, and the 1.050% Senior Notes due 2050, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.62
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

4.63
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

4.64
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

4.65
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

4.66
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

4.68
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

4.70
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

4.71
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.72
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.73	Description of Securities.
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

10.3	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*
10.4
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.5
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.6	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2021.*

10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2021.*
10.8
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.9	PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of January 1, 2021.*
10.10	PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), as amended and restated effective as of January 1, 2021.*
10.11
PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.26 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.*

10.12
PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2020, which is incorporated by reference to Exhibit 10.25 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.13
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.49 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.14
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.27 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.15	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
10.16
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

10.20	PepsiCo, Inc. Executive Incentive Compensation Plan (as amended and restated effective February 4, 2021).*
10.21
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2019.*

10.22
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.35 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.23
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2020.*

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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 10, 2021

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 10, 2021
Ramon L. Laguarta	and Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 10, 2021
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 10, 2021
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 10, 2021
Segun Agbaje
/s/ Shona L. Brown	Director	February 10, 2021
Shona L. Brown
/s/ Cesar Conde	Director	February 10, 2021
Cesar Conde
/s/ Ian M. Cook	Director	February 10, 2021
Ian M. Cook
/s/ Dina Dublon	Director	February 10, 2021
Dina Dublon
/s/ Richard W. Fisher	Director	February 10, 2021
Richard W. Fisher
/s/ Michelle Gass	Director	February 10, 2021
Michelle Gass
/s/ Dave J. Lewis	Director	February 10, 2021
Dave J. Lewis
/s/ David C. Page	Director	February 10, 2021
David C. Page
/s/ Robert C. Pohlad	Director	February 10, 2021
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 10, 2021
Daniel Vasella
/s/ Darren Walker	Director	February 10, 2021
Darren Walker
/s/ Alberto Weisser	Director	February 10, 2021
Alberto Weisser