Form 10-Q
period 2021-03-20
PEPSICO INC
filed 2021-04-15
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 20, 2021 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 8, 2021 was 1,381,631,264.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/20/2021	3/21/2020
Net Revenue	$14,820	$13,881
Cost of sales	6,671	6,127
Gross profit	8,149	7,754
Selling, general and administrative expenses	5,837	5,830
Operating Profit	2,312	1,924
Other pension and retiree medical benefits income	120	77
Net interest expense and other	(258)	(290)
Income before income taxes	2,174	1,711
Provision for income taxes	451	360
Net income	1,723	1,351
Less: Net income attributable to noncontrolling interests	9	13
Net Income Attributable to PepsiCo	$1,714	$1,338
Net Income Attributable to PepsiCo per Common Share
Basic	$1.24	$0.96
Diluted	$1.24	$0.96
Weighted-average common shares outstanding
Basic	1,380	1,390
Diluted	1,387	1,396

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/20/2021	3/21/2020
Net income	$1,723	$1,351
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	131	(754)
Net change on cash flow hedges	72	(61)
Net pension and retiree medical adjustments	27	57
Other	—	1
	230	(757)
Comprehensive income	1,953	594
Less: Comprehensive income attributable to noncontrolling interests	9	13
Comprehensive Income Attributable to PepsiCo	$1,944	$581

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/20/2021	3/21/2020
Operating Activities
Net income	$1,723	$1,351
Depreciation and amortization	560	533
Share-based compensation expense	79	61
Restructuring and impairment charges	43	38
Cash payments for restructuring charges	(49)	(60)
Merger and integration (credits)/charges	(10)	25
Cash payments for merger and integration charges	(7)	(38)
Pension and retiree medical plan expenses	21	40
Pension and retiree medical plan contributions	(413)	(234)
Deferred income taxes and other tax charges and credits	108	25
Change in assets and liabilities:
Accounts and notes receivable	(455)	(784)
Inventories	(397)	(312)
Prepaid expenses and other current assets	(210)	(263)
Accounts payable and other current liabilities	(1,906)	(1,419)
Income taxes payable	227	204
Other, net	(33)	84
Net Cash Used for Operating Activities	(719)	(749)

Investing Activities
Capital spending	(471)	(484)
Sales of property, plant and equipment	5	5
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(13)	(454)
Divestitures	35	—
Short-term investments, by original maturity:
More than three months - maturities	535	—
Three months or less, net	3	7
Other investing, net	—	1
Net Cash Provided by/(Used for) Investing Activities	94	(925)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/20/2021	3/21/2020
Financing Activities
Proceeds from issuances of long-term debt	—	6,429
Payments of long-term debt	(1)	(1)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	164
More than three months - payments	(396)	(2)
Three months or less, net	53	2,794
Cash dividends paid	(1,429)	(1,349)
Share repurchases - common	(106)	(573)
Proceeds from exercises of stock options	62	78
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(71)	(76)
Other financing	—	(2)
Net Cash (Used for)/Provided by Financing Activities	(1,888)	7,462
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10)	(66)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(2,523)	5,722
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,254	5,570
Cash and Cash Equivalents and Restricted Cash, End of Period	$5,731	$11,292

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$167	$148

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/20/2021	12/26/2020
ASSETS
Current Assets
Cash and cash equivalents	$5,661	$8,185
Short-term investments	964	1,366
Accounts and notes receivable, less allowance: 3/21 - $192 and 12/20 - $201	8,885	8,404
Inventories:
Raw materials and packaging	1,827	1,720
Work-in-process	308	205
Finished goods	2,421	2,247
	4,556	4,172
Prepaid expenses and other current assets	1,130	874
Total Current Assets	21,196	23,001
Property, plant and equipment	46,544	46,340
Accumulated depreciation	(25,295)	(24,971)
Property, Plant and Equipment, net	21,249	21,369
Amortizable Intangible Assets, net	1,690	1,703
Goodwill	18,779	18,757
Other Indefinite-Lived Intangible Assets	17,641	17,612
Investments in Noncontrolled Affiliates	2,777	2,792
Deferred Income Taxes	4,370	4,372
Other Assets	3,522	3,312
Total Assets	$91,224	$92,918

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,674	$3,780
Accounts payable and other current liabilities	18,019	19,592
Total Current Liabilities	22,693	23,372
Long-Term Debt Obligations	38,991	40,370
Deferred Income Taxes	4,491	4,284
Other Liabilities	10,996	11,340
Total Liabilities	77,171	79,366
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,382 and 1,380 shares, respectively)	23	23
Capital in excess of par value	3,800	3,910
Retained earnings	63,740	63,443
Accumulated other comprehensive loss	(15,246)	(15,476)
Repurchased common stock, in excess of par value (485 and 487 shares, respectively)	(38,370)	(38,446)
Total PepsiCo Common Shareholders’ Equity	13,947	13,454
Noncontrolling interests	106	98
Total Equity	14,053	13,552
Total Liabilities and Equity	$91,224	$92,918

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/20/2021		3/21/2020
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,380	$23	1,391	$23
Change in repurchased common stock	2	—	(2)	—
Balance, end of period	1,382	23	1,389	23
Capital in Excess of Par Value
Balance, beginning of period		3,910		3,886
Share-based compensation expense		80		62
Stock option exercises, RSUs and PSUs converted		(119)		(131)
Withholding tax on RSUs and PSUs converted		(71)		(76)
Balance, end of period		3,800		3,741
Retained Earnings
Balance, beginning of period		63,443		61,946
Cumulative effect of accounting changes		—		(34)
Net income attributable to PepsiCo		1,714		1,338
Cash dividends declared – common (a)		(1,417)		(1,330)
Balance, end of period		63,740		61,920
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,476)		(14,300)
Other comprehensive income/(loss) attributable to PepsiCo		230		(757)
Balance, end of period		(15,246)		(15,057)
Repurchased Common Stock
Balance, beginning of period	(487)	(38,446)	(476)	(36,769)
Share repurchases	(1)	(106)	(4)	(602)
Stock option exercises, RSUs and PSUs converted	3	182	2	209
Balance, end of period	(485)	(38,370)	(478)	(37,162)
Total PepsiCo Common Shareholders’ Equity		13,947		13,465
Noncontrolling Interests
Balance, beginning of period		98		82
Net income attributable to noncontrolling interest		9		13
Other, net		(1)		(1)
Balance, end of period		106		94
Total Equity		$14,053		$13,559

(a)Cash dividends declared per common share were $1.0225 and $0.955 for the 12 weeks ended March 20, 2021 and March 21, 2020, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 26, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (2020 Form 10-K). This report should be read in conjunction with our 2020 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 20, 2021 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 20, 2021.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
Net revenue of each division is as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020
FLNA	$4,236	$4,074
QFNA	646	634
PBNA	5,074	4,838
LatAm	1,242	1,310
Europe	1,795	1,839
AMESA (a)	883	631
APAC (b)	944	555
Total	$14,820	$13,881
(a)The increase primarily reflects our acquisition of Pioneer Food Group Ltd. (Pioneer Foods). See Note 12 for further information.
(b)The increase primarily reflects our acquisition of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery). See Note 12 for further information.
Our primary performance obligation is the distribution and sales of beverage and food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	3/20/2021		3/21/2020
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	30%	70%	35%	65%
APAC	15%	85%	20%	80%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue in both the 12 weeks ended March 20, 2021 and March 21, 2020. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

Operating profit of each division is as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020
FLNA	$1,240	$1,202
QFNA	150	150
PBNA	366	297
LatAm	218	231
Europe	131	146
AMESA	138	134
APAC	208	142
Total divisions	$2,451	$2,302
Corporate unallocated expenses (a)	(139)	(378)
Total	$2,312	$1,924
(a)During the 12 weeks ended March 20, 2021, we recorded a pre-tax unrealized gain of $108 million ($82 million after-tax or $0.06 per share) on our short-term investment in a publicly traded company, based on the quoted active market price as of market close on March 19, 2021, the last trading day of our first quarter of 2021. The gain was recorded in selling, general and administrative expenses within corporate unallocated expenses. See Note 9 for further information. We subsequently sold all of these shares during the second quarter of 2021. We will record a related pre-tax loss of $39 million ($30 million after-tax), net of discounts, on the sale in our 12 weeks ending June 12, 2021 in selling, general and administrative expenses within corporate unallocated expenses.
Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	12 Weeks Ended 3/20/2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA (f)	$(4)	$—	$—	$18	$9	$1	$24
QFNA	—	—	—	1	1	—	2
PBNA (f)	(4)	1	—	12	5	(1)	13
LatAm	—	—	—	12	2	1	15
Europe	—	—	—	3	3	—	6
AMESA (f)	—	—	(2)	—	—	1	(1)
APAC	—	—	—	—	—	2	2
Total	$(8)	$1	$(2)	$46	$20	$4	$61

	12 Weeks Ended 3/21/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(g)	Other(e)	Total
FLNA	$21	$—	$3	$3	$27
QFNA	2	—	—	—	2
PBNA	41	44	22	1	108
Europe	4	—	—	—	4
APAC	—	—	1	1	2
Total	$68	$44	$26	$5	$143
(a)Reflects the expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers, including foodservice and vending businesses.
(b)Relates to promotional spending for which benefit is not expected to be received.
(c)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs.

(d)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(e)Includes reserves for property, plant and equipment, donations of cash and product and other costs.
(f)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
(g)Includes a reserve for product returns of $7 million.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In 2019, the Financial Accounting Standards Board issued guidance to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our condensed consolidated financial statements or related disclosures.
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. In connection with this plan, we expect to incur pre-tax charges of approximately $2.5 billion, including cash expenditures of approximately $1.6 billion. These pre-tax charges are expected to consist of approximately 65% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions, and 20% for other costs associated with the implementation of our initiatives. We expect to complete this plan by 2023.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	30%	10%	25%	5%	3%	11%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020
Cost of sales	$2	$2
Selling, general and administrative expenses	35	30
Other pension and retiree medical benefits expense	6	6
Total restructuring and impairment charges	$43	$38
After-tax amount	$35	$32
Net income attributable to PepsiCo per common share	$(0.03)	$(0.02)

	12 Weeks Ended		Plan to Date
	3/20/2021	3/21/2020	through 3/20/2021
FLNA	$15	$5	$151
QFNA	—	1	12
PBNA	4	3	142
LatAm	2	5	104
Europe	11	8	164
AMESA	1	2	56
APAC	—	—	54
Corporate	4	8	94
	37	32	777
Other pension and retiree medical benefits expense	6	6	63
Total	$43	$38	$840

	12 Weeks Ended		Plan to Date
	3/20/2021	3/21/2020	through 3/20/2021
Severance and other employee costs	$34	$22	$478
Asset impairments	—	1	125
Other costs	9	15	237
Total	$43	$38	$840
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 20, 2021 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 26, 2020	$122	$5	$127
2021 restructuring charges	34	9	43
Cash payments	(37)	(12)	(49)
Non-cash charges and translation	(6)	1	(5)
Liability as of March 20, 2021	$113	$3	$116
Substantially all of the restructuring accrual at March 20, 2021 is expected to be paid by the end of 2021.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/20/2021			12/26/2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$982	$(177)	$805	$976	$(173)	$803
Customer relationships	641	(209)	432	642	(204)	438
Brands	1,348	(1,104)	244	1,348	(1,099)	249
Other identifiable intangibles	473	(264)	209	474	(261)	213
Total	$3,444	$(1,754)	$1,690	$3,440	$(1,737)	$1,703

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/26/2020	Acquisitions	Translation and Other	Balance 3/20/2021

FLNA (a)
Goodwill	$465	$(8)	$4	$461
Brands	340	—	1	341
Total	805	(8)	5	802
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA
Goodwill	12,189	—	15	12,204
Reacquired franchise rights	7,107	—	23	7,130
Acquired franchise rights	1,536	—	6	1,542
Brands	3,122	—	—	3,122
Total	23,954	—	44	23,998
LatAm
Goodwill	458	—	(11)	447
Brands	108	—	(5)	103
Total	566	—	(16)	550
Europe
Goodwill	3,806	—	7	3,813
Reacquired franchise rights	496	—	(2)	494
Acquired franchise rights	172	—	(2)	170
Brands	4,072	—	(3)	4,069
Total	8,546	—	—	8,546
AMESA
Goodwill	1,096	—	6	1,102
Brands	214	—	3	217
Total	1,310	—	9	1,319
APAC
Goodwill	554	—	9	563
Brands	445	—	8	453
Total	999	—	17	1,016

Total goodwill	18,757	(8)	30	18,779
Total reacquired franchise rights	7,603	—	21	7,624
Total acquired franchise rights	1,708	—	4	1,712
Total brands	8,301	—	4	8,305
Total	$36,369	$(8)	$59	$36,420
(a)The change in acquisitions primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).

Note 5 - Income Taxes
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. There were no income tax adjustments related to the TRAF recorded in either of the 12 weeks ended March 20, 2021 or March 21, 2020. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
For further information and discussion of the TRAF, refer to Note 5 to our consolidated financial statements in our 2020 Form 10-K.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling and general and administrative expenses:

	12 Weeks Ended
	3/20/2021	3/21/2020
Share-based compensation expense - equity awards	$79	$61
Share-based compensation expense - liability awards	4	3
Restructuring charges	1	1
Total	$84	$65
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/20/2021		3/21/2020
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.8	$131.25	1.6	$131.25
RSUs and PSUs	2.6	$131.25	2.4	$131.28
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $17 million and $18 million during the 12 weeks ended March 20, 2021 and March 21, 2020, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020
Expected life	7 years	6 years
Risk-free interest rate	1.1%	1.0%
Expected volatility	14%	14%
Expected dividend yield	3.1%	3.5%

Note 7 - Pension and Retiree Medical Benefits
In 2020, we adopted an amendment, effective December 31, 2025, to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, which will decrease pre-tax pension benefits expense by approximately $70 million in 2021, primarily impacting corporate unallocated expenses. In 2020, we also approved an amendment, effective January 1, 2021, to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from the PepsiCo Employees Retirement Plan A (Plan A) to the PepsiCo Employees Retirement Plan I and to a newly created plan, PepsiCo Employees Retirement Plan H (Plan H), with no material impact to pre-tax pension benefits expense. In addition, in 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credits of certain participants in Plan H, which will increase pre-tax pension benefits expense by approximately $45 million in 2021, primarily impacting service cost expense. For further information on plan changes, refer to Note 7 to our consolidated financial statements in our 2020 Form 10-K.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/20/2021	3/21/2020	3/20/2021	3/21/2020	3/20/2021	3/21/2020
Service cost	$120	$100	$19	$17	$8	$6
Other pension and retiree medical benefits income:
Interest cost	75	100	13	16	3	6
Expected return on plan assets	(224)	(214)	(41)	(37)	(4)	(4)
Amortization of prior service (credits)/cost	(7)	3	—	—	(2)	(3)
Amortization of net losses/(gains)	51	45	13	10	(3)	(5)
Special termination benefits	6	6	—	—	—	—
Total other pension and retiree medical benefits income	(99)	(60)	(15)	(11)	(6)	(6)
Total	$21	$40	$4	$6	$2	$—
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the 12 weeks ended March 20, 2021, we made discretionary contributions of $300 million to Plan H in the United States and $25 million to our international plans. We expect to make an additional discretionary contribution of $200 million to our U.S. qualified defined benefit plans in the third quarter of 2021. During the 12 weeks ended March 21, 2020, we made discretionary contributions of $150 million to Plan A in the United States.
Note 8 - Debt Obligations
In the 12 weeks ended March 20, 2021, there were no maturities or prepayments of senior notes.
As of March 20, 2021, we had no commercial paper outstanding.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 12 weeks ended March 20, 2021 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2020 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 20, 2021 was $262 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 20, 2021.
The notional amounts of our financial instruments used to hedge the above risks as of March 20, 2021 and December 26, 2020 are as follows:

	Notional Amounts(a)
	3/20/2021	12/26/2020
Commodity	$1.1	$1.1
Foreign exchange	$2.0	$1.9
Interest rate	$3.0	$3.0
Net investment (b)	$2.7	$2.7
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of March 20, 2021, approximately 2% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 3% as of December 26, 2020.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of U.S. Treasury securities and commercial paper. As of March 20, 2021, we had no investments in U.S. Treasury securities. As of December 26, 2020, we had $2.1 billion of investments in U.S. Treasury securities with $2.0 billion recorded in cash and cash equivalents and $0.1 billion in short-term investments. As of March 20, 2021, we had $525 million of investments in commercial paper with $375 million recorded in cash and cash equivalents and $150 million in short-term investments. As of December 26, 2020, we had $260 million of investments in commercial paper with $75 million recorded in cash and cash equivalents and $185 million in short-term investments. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of March 20, 2021 and December 26, 2020, gross unrecognized gains and losses and the allowance for expected credit losses were not material.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 20, 2021 and December 26, 2020 are categorized as follows:

		3/20/2021		12/26/2020
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Equity securities (b)	1	$124	$—	$—	$—
Index funds (c)	1	$240	$—	$231	$—
Prepaid forward contracts (d)	2	$17	$—	$18	$—
Deferred compensation (e)	2	$—	$488	$—	$477
Contingent consideration (f)	3	$—	$847	$—	$861
Derivatives designated as fair value hedging instruments:
Interest rate (g)	2	$1	$—	$2	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	2	$7	$68	$9	$71
Interest rate (h)	2	28	304	13	307
Commodity (i)	2	59	—	32	—
		$94	$372	$54	$378
Derivatives not designated as hedging instruments:
Foreign exchange (h)	2	$5	$5	$4	$8
Commodity (i)	2	32	10	19	7
		$37	$15	$23	$15
Total derivatives at fair value (j)		$132	$387	$79	$393
Total		$513	$1,722	$328	$1,731
(a)Fair value hierarchy levels are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Based on the price of common stock. These are equity securities with readily determinable fair values and are classified as short-term investments. As of December 26, 2020, these equity securities did not have a readily determinable fair value. During the 12 weeks ended March 20, 2021, we recorded a pre-tax unrealized gain on equity securities of $108 million ($82 million after-tax or $0.06 per share). These equity securities were subsequently sold in the second quarter of 2021. See Note 1 for further information.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)In connection with our acquisition of Rockstar Energy Beverages (Rockstar), we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. These unobservable inputs did not materially differ from those used as of December 26, 2020. The expected annual future tax benefits range from approximately $40 million to $110 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 3 to 25 percent, with a weighted-average payment period of approximately 3 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 3 percent. The contingent consideration measured at fair value using unobservable inputs as of March 20, 2021 is $847 million, comprised of an $861 million liability as of December 26, 2020, and a fair value decrease of $14 million in the 12 weeks ended March 20, 2021, recorded in selling, general and administrative expenses.
(g)Based on London Interbank Offered Rate forward rates. The carrying amount of hedged fixed-rate debt was $0.2 billion as of March 20,

2021 and December 26, 2020 and classified on our balance sheet within short-term debt obligations. As of March 20, 2021 and December 26, 2020, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $1 million gain and a $2 million gain, respectively. As of March 20, 2021, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $14 million net loss, which is being amortized over the remaining life of the related debt obligations.
(h)Based on recently reported market transactions of spot and forward rates.
(i)Based on recently reported market transactions of swap arrangements.
(j)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 20, 2021 and December 26, 2020 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value due to their short-term maturity. Our cash equivalents and short-term investments recorded at amortized cost, are classified as Level 2 in the fair value hierarchy. The fair value of our debt obligations as of March 20, 2021 and December 26, 2020 was $46 billion and $50 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/20/2021	3/21/2020	3/20/2021	3/21/2020	3/20/2021	3/21/2020
Foreign exchange	$4	$(11)	$11	$(51)	$13	$4
Interest rate	1	(11)	(18)	223	(4)	150
Commodity	(81)	166	(90)	64	(10)	3
Net investment	—	—	(63)	(84)	—	—
Total	$(76)	$144	$(160)	$152	$(1)	$157
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
(b)Foreign exchange derivative losses/gains are primarily included in cost of sales. Interest rate derivative losses/gains are included in net interest expense and other. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
Based on current market conditions, we expect to reclassify net gains of $76 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/20/2021		3/21/2020
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.24		$0.96
Net income available for PepsiCo common shareholders	$1,714	1,380	$1,338	1,390
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	6
Diluted	$1,714	1,387	$1,338	1,396
Diluted net income attributable to PepsiCo per common share	$1.24		$0.96
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 weeks ended March 20, 2021 and March 21, 2020.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 26, 2020 (a)	$(11,940)	$4	$(3,520)	$(20)	$(15,476)
Other comprehensive (loss)/income before reclassifications (b)	128	97	(20)	—	205
Amounts reclassified from accumulated other comprehensive loss	18	(1)	52	—	69
Net other comprehensive (loss)/income	146	96	32	—	274
Tax amounts	(15)	(24)	(5)	—	(44)
Balance as of March 20, 2021 (a)	$(11,809)	$76	$(3,493)	$(20)	$(15,246)
(a)Pension and retiree medical amounts are net of taxes of $1,514 million as of December 26, 2020 and $1,509 million as of March 20, 2021.
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, Pound sterling and Russian ruble.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive (loss)/income before reclassifications (b)	(735)	(236)	21	1	(949)
Amounts reclassified from accumulated other comprehensive loss	—	157	50	—	207
Net other comprehensive (loss)/income	(735)	(79)	71	1	(742)
Tax amounts	(19)	18	(14)	—	(15)
Balance as of March 21, 2020 (a)	$(12,044)	$(64)	$(2,931)	$(18)	$(15,057)
(a)Pension and retiree medical amounts are net of taxes of $1,370 million as of December 28, 2019 and $1,356 million as of March 21, 2020.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, Canadian dollar and Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$18	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$1	$—	Net revenue
Foreign exchange contracts	12	4	Cost of sales
Interest rate derivatives	(4)	150	Net interest expense and other
Commodity contracts	(11)	3	Cost of sales
Commodity contracts	1	—	Selling, general and administrative expenses
Net (gains)/losses before tax	(1)	157
Tax amounts	1	(39)
Net losses after tax	$—	$118

Pension and retiree medical items:
Amortization of prior service credits	$(9)	$—	Other pension and retiree medical benefits income
Amortization of net losses	61	50	Other pension and retiree medical benefits income
Net losses before tax	52	50
Tax amounts	(11)	(11)
Net losses after tax	$41	$39

Total net losses reclassified, net of tax	$59	$157
Note 12 - Acquisitions and Divestitures
Acquisition of Pioneer Food Group Ltd.
On March 23, 2020, we acquired all of the outstanding shares of Pioneer Foods, a food and beverage company in South Africa with exports to countries across the globe, for 110.00 South African rand per share in cash. The total consideration transferred was approximately $1.2 billion and was funded by two unsecured bridge loan facilities entered into by one of our international consolidated subsidiaries, which were fully repaid in April 2020.
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our AMESA segment. The assets acquired and liabilities assumed in Pioneer Foods as of the acquisition date, which primarily include goodwill and other intangible assets of $0.8 billion and property, plant and equipment of $0.4 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We will finalize these amounts in the second quarter of 2021.
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.7 billion South African rand, or approximately $0.4 billion as of the acquisition date, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.2 billion South African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition. This commitment was recorded in selling, general and administrative expenses in the year ended December 26, 2020 and is expected to be settled primarily in the second half of 2021. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion as of the acquisition date, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
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
We accounted for the transaction as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, primarily in our PBNA segment. The assets acquired and liabilities assumed in Rockstar as of the acquisition date, which primarily include goodwill and other intangible assets of $4.7 billion, are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized. We will finalize these amounts in the second quarter of 2021.
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
Merger and Integration Charges/Credits
A summary of our merger and integration charges/credits is as follows:

	12 Weeks Ended
	3/20/2021	3/21/2020	Acquisition
FLNA	$2	$23	BFY Brands
PBNA	1	—	Rockstar
AMESA	1	2	Pioneer Foods
Corporate (a)	(14)	—	Rockstar
Total	$(10)	$25
After-tax amount	$(7)	$22
Net income attributable to PepsiCo per common share	$0.01	$(0.02)
(a)In the 12 weeks ended March 20, 2021, the income amount relates to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.

Merger and integration charges/credits include employee-related costs, contract termination costs, changes in the fair value of contingent consideration and other integration costs (recorded in selling, general and administrative expenses).
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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our 2020 Form 10-K.
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
Income Taxes
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax structure and transactions, including transfer pricing arrangements, available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the impact of COVID-19; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s supply chain; political or social conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers; climate change or measures to address climate change; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance that can result in an impairment charge; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging of PepsiCo’s products; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; and potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2020 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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
Public concern regarding the risk of contracting COVID-19 has impacted and may continue to impact demand from consumers, including due to consumers not leaving their homes or leaving their homes less often than they did prior to the start of the pandemic or otherwise shopping for and consuming food and beverage products in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Even as governmental restrictions are relaxed and economies gradually, partially, or fully reopen in certain of these jurisdictions and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping and consumption preferences. Changes in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased demand for our products in subsequent quarters, or in a lower-margin sales channel resulting in potentially reduced profit from sales of our products. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times, including changes in at-home consumption, in immediate consumption and away-from-home channels, such as convenience and gas and foodservice. In addition, we continue to see an increase in demand in the e-commerce and online-to-offline channels and any failure to capitalize on this demand could adversely affect our ability to maintain and grow sales or category share and erode our competitive position.
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
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, the speed at which such vaccines are administered, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Risks Associated with International Operations
In the 12 weeks ended March 20, 2021, substantially all of our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 20, 2021, our operations outside of the United States generated 37% of our consolidated net revenue, with Canada, China, Mexico, Russia, South Africa and the United Kingdom comprising approximately 21% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 20, 2021, unfavorable foreign exchange reduced net revenue growth by 0.5 percentage points, primarily due to declines in the Russian ruble and Brazilian real, partially offset by an appreciation of the euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia and Turkey, and natural disasters, debt and credit issues and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results. We also continue to monitor the economic and political developments related to the United Kingdom’s withdrawal from the European Union (Brexit), including the effects of the post-Brexit trade deal entered into between the United Kingdom and the European Union in December 2020, as well as the economic, operating and political environment in Russia and the potential impact for our Europe segment and other businesses.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 20, 2021 and December 26, 2020 and Note 9 to our consolidated financial statements in our 2020 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2020 Form 10-K should be considered when evaluating our trends and future results.
Imposition of Taxes and Regulations on our Products
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). In addition, COVID-19 has resulted in increased regulatory focus on labeling in certain jurisdictions, including in Mexico which recently enacted product labeling requirements and limitations on the marketing of certain of our products as a result of ingredients or substances contained in such products. Further, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging, encourage waste reduction and increased recycling rates or facilitate the waste management process or restrict the sale of products in certain packaging.

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
Retail Landscape
Our industry continues to be affected by disruption of the retail landscape, including the rapid growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We have seen and expect to continue to see a further shift to e-commerce, online-to-offline and other online purchasing by consumers, including as a result of the COVID-19 pandemic. We continue to monitor changes in the retail landscape and seek to identify actions we may take to build our global e-commerce and digital capabilities, such as expanding our direct-to-consumer business, and distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2020 Form 10-K for further information on volume.
We report substantially all of our international beverage volume on a monthly calendar basis. The 12 weeks ended March 20, 2021 include beverage volume outside of North America for the months of January and February.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/20/2021	3/21/2020	Change
Net revenue	$14,820	$13,881	7%
Operating profit	$2,312	$1,924	20%
Operating profit margin	15.6%	13.9%	1.7
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 20% and operating profit margin increased 1.7 percentage points. Operating profit growth was primarily driven by effective net pricing and productivity savings, partially offset by certain operating cost increases, a 5-percentage-point impact of higher commodity costs and a decrease in organic volume.
Higher mark-to-market gains on commodity derivatives included in “Items Affecting Comparability” contributed 12 percentage points to operating profit growth. An unrealized pre-tax gain of $108 million on our short-term investment in a publicly traded company also contributed 5 percentage points to operating profit growth. Additionally, lower charges compared to the prior year taken as a result of the COVID-19 pandemic contributed 4 percentage points to operating profit growth. See Note 1 and Note 9 for further information.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 20, 2021.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 3/20/2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic Volume(b)	Effective net pricing
FLNA	4%	—	(0.5)	3%	(1)	4
QFNA	2%	(0.5)	—	1%	(4)	5
PBNA	5%	—	(3)	2%	(4.5)	6
LatAm	(5)%	8	—	3%	(2)	4
Europe	(2)%	2	—	—%	—	(1)
AMESA	40%	1	(42)	(1)%	2	(3)
APAC	70%	(8)	(44)	18%	17	2
Total	7%	0.5	(5)	2%	(1)	4
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to product mix, nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/20/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges/(credits)	Core, Non-GAAP Measure(b)
FLNA	$1,240	$—	$15	$2	$1,257
QFNA	150	—	—	—	150
PBNA	366	—	4	1	371
LatAm	218	—	2	—	220
Europe	131	—	11	—	142
AMESA	138	—	1	1	140
APAC	208	—	—	—	208
Corporate unallocated expenses	(139)	(75)	4	(14)	(224)
Total	$2,312	$(75)	$37	$(10)	$2,264

	12 Weeks Ended 3/21/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$1,202	$—	$5	$23	$1,230
QFNA	150	—	1	—	151
PBNA	297	—	3	—	300
LatAm	231	—	5	—	236
Europe	146	—	8	—	154
AMESA	134	—	2	2	138
APAC	142	—	—	—	142
Corporate unallocated expenses	(378)	142	8	—	(228)
Total	$1,924	$142	$32	$25	$2,123
(a)See “Items Affecting Comparability.”
(b)Operating profit for the 12 weeks ended March 20, 2021 and March 21, 2020 includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/20/2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration credits/charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	3%	—	1	(2)	2%	—	2%
QFNA	—%	—	—	—	—%	—	(1)%
PBNA	23%	—	—	—	24%	(0.5)	23%
LatAm	(6)%	—	(1)	—	(7)%	8	1%
Europe	(10)%	—	3	—	(7)%	3	(4)%
AMESA	4%	—	(1)	(1)	1.5%	—	2%
APAC	47%	—	(1)	—	46%	(7)	39%
Corporate unallocated expenses	(63)%	57	1	4	(1)%	—	(1)%
Total	20%	(12)	—	(2)	7%	—	7%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.
FLNA
Net revenue grew 4%, primarily driven by effective net pricing, partially offset by a decrease in organic volume. Unit volume declined slightly, primarily driven by mid-single-digit declines in trademark Cheetos and Fritos and a low-single-digit decline in trademark Lay’s, partially offset by high-single-digit-growth in variety packs and mid-single-digit growth in dips.
Operating profit increased 3%, primarily reflecting the effective net pricing and productivity savings, partially offset by certain operating cost increases.
Furthermore, performance was negatively impacted by weather-related business disruptions.
QFNA
Net revenue grew 2%, primarily driven by favorable pricing, partially offset by a decrease in organic volume. Unit volume declined 4%, primarily driven by a mid-single-digit decline in oatmeal and high-single-digit declines in pancake syrup and mix and in bars, partially offset by double-digit growth in lite snacks.
Operating profit experienced a slight decline, primarily reflecting certain operating cost increases, the decrease in organic volume and a 5-percentage-point impact of higher commodity costs, largely offset by the favorable pricing and productivity savings.
PBNA
Net revenue increased 5%, primarily driven by effective net pricing, partially offset by a decrease in organic volume. In addition, acquisitions contributed 3 percentage points to net revenue growth. Unit volume decreased 2%, driven by a 2% decrease in carbonated soft drink (CSD) volume and a 1.5% decrease in non-carbonated beverage (NCB) volume. The NCB volume decrease primarily reflected a double-digit decrease in our overall water portfolio and a high-single-digit decrease in our juice and juice drinks portfolio, partially offset by a double-digit increase in our energy portfolio, primarily due to acquisitions, and a low-single-digit increase in Gatorade sports drinks.
Operating profit increased 23%, reflecting the effective net pricing, a 32-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic, and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation and information technology costs, the organic volume decrease, and a 4-percentage-point impact of higher commodity costs. Favorable settlements of promotional spending accruals compared to the prior year contributed 5 percentage points to operating profit growth. In addition, acquisitions contributed 11 percentage points to operating profit growth.
Furthermore, performance was negatively impacted by weather-related business disruptions.
LatAm
Net revenue decreased 5%, primarily reflecting an 8-percentage-point impact of unfavorable foreign exchange and a net organic volume decline, partially offset by effective net pricing.
Snacks unit volume declined 2%, primarily reflecting low-single-digit declines in Brazil and Mexico.
Beverage unit volume declined 4%, primarily reflecting a double-digit decline in Brazil and a low-single-digit decline in Mexico, partially offset by high-single-digit growth in Argentina, mid-single-digit growth in Chile and low-single-digit growth in Guatemala. The COVID-19 pandemic contributed to a decrease in consumer demand, which had a negative impact on beverage unit volume performance.
Operating profit decreased 6%, primarily reflecting a 19-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, certain operating cost increases and the net organic volume decline. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses. Additionally, unfavorable foreign exchange translation and certain charges taken as a result of the COVID-19 pandemic negatively impacted operating profit performance by 8 percentage points and 6 percentage points, respectively.
Europe
Net revenue decreased 2%, primarily reflecting a 2-percentage-point impact of unfavorable foreign exchange. SodaStream International Ltd. (SodaStream) negatively impacted net revenue performance by 2 percentage points, primarily reflecting the prior-year benefit of an extra month of sales as we aligned SodaStream’s reporting calendar with that of our Europe division in the first quarter of 2020. Since being acquired in the fourth quarter of 2018, SodaStream had been reporting on a one-month lag.
Snacks unit volume grew 4%, primarily reflecting double-digit growth in Turkey and high-single-digit growth in Russia, partially offset by a mid-single-digit decline in Spain and low-single-digit declines in France and the Netherlands. Additionally, the United Kingdom and Poland each experienced low-single-digit growth.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Germany, Russia and Turkey, partially offset by a double-digit decline in France and a low-single-digit decline in the United Kingdom.
Operating profit decreased 10%, primarily reflecting certain operating cost increases, a 21-percentage-point impact of higher commodity costs driven by transaction-related foreign exchange and a 3-percentage-point impact of higher restructuring and impairment charges. These impacts were partially offset by productivity savings, lower advertising and marketing expenses and effective net pricing.

Additionally, unfavorable foreign exchange translation negatively impacted operating profit performance by 3 percentage points.
AMESA
Net revenue increased 40%, primarily reflecting a 42-percentage-point impact of our Pioneer Foods acquisition and organic volume growth, partially offset by unfavorable net pricing.
Snacks unit volume grew 232%, primarily reflecting a 228-percentage-point impact of our Pioneer Foods acquisition, double-digit growth in Pakistan and high-single-digit growth in India, partially offset by a low-single-digit decline in the Middle East. Additionally, South Africa (excluding our Pioneer Foods acquisition) experienced low-single-digit growth.
Beverage unit volume grew 5.5%, primarily reflecting a 4-percentage-point impact of our Pioneer Foods acquisition and double-digit growth in Pakistan, partially offset by a mid-single-digit decline in India and a slight decline in the Middle East. Additionally, Nigeria experienced slight growth.
Operating profit increased 4%, primarily reflecting productivity savings, a 7-percentage-point contribution from our Pioneer Foods acquisition and lower advertising and marketing expenses, partially offset by the unfavorable net pricing.
APAC
Net revenue increased 70%, primarily reflecting a 44-percentage-point impact of our Be & Cheery acquisition, organic volume growth and effective net pricing. Favorable foreign exchange contributed 8 percentage points to net revenue growth.
Snacks unit volume grew 59%, primarily reflecting a 45-percentage-point impact of our Be & Cheery acquisition and double-digit growth in China (excluding our Be & Cheery acquisition). Additionally, Australia experienced low-single-digit growth, Thailand and Indonesia each experienced high-single-digit growth and Taiwan experienced double-digit growth.
Beverage unit volume grew 15%, primarily reflecting double digit growth in China, partially offset by a double-digit decline in the Philippines and a mid-single-digit decline in Thailand. Additionally, Vietnam experienced mid-single-digit growth.
Operating profit increased 47%, primarily reflecting the organic volume growth, a 10-percentage-point contribution from our Be & Cheery acquisition and productivity savings, partially offset by higher advertising and marketing expenses and certain operating cost increases. Favorable foreign exchange contributed 7 percentage points to operating profit growth.

Other Consolidated Results

	12 Weeks Ended
	3/20/2021	3/21/2020	Change
Other pension and retiree medical benefits income	$120	$77	$43
Net interest expense and other	$(258)	$(290)	$32
Tax rate	20.7%	21.0%
Net income attributable to PepsiCo	$1,714	$1,338	28%
Net income attributable to PepsiCo per common share – diluted	$1.24	$0.96	29%
Other pension and retiree medical benefits income increased $43 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 to our condensed consolidated financial statements, and the impact of discretionary plan contributions, partially offset by the decrease in the expected rate of return on plan assets.
Net interest expense and other decreased $32 million, primarily due to gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, lower interest rates on average debt balances and higher average cash balances. These impacts were partially offset by higher average debt balances, as well as lower interest rates on average cash balances.
The reported tax rate decreased 0.3 percentage points, primarily reflecting the decrease in reserves for uncertain tax positions as a result of the expiration of the statute of limitations in certain domestic and foreign jurisdictions.
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

The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, merger and integration charges/credits associated with our acquisitions (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/20/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$6,671	$8,149	$5,837	$2,312	$120	$451	$1,714
Items Affecting Comparability
Mark-to-market net impact	36	(36)	39	(75)	—	(17)	(58)
Restructuring and impairment charges	(2)	2	(35)	37	6	8	35
Merger and integration credits	—	—	10	(10)	—	(3)	(7)
Core, Non-GAAP Measure	$6,705	$8,115	$5,851	$2,264	$126	$439	$1,684

	12 Weeks Ended 3/21/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$6,127	$7,754	$5,830	$1,924	$77	$360	$1,338
Items Affecting Comparability
Mark-to-market net impact	(38)	38	(104)	142	—	35	107
Restructuring and impairment charges	(2)	2	(30)	32	6	6	32
Merger and integration charges	—	—	(25)	25	—	3	22
Core, Non-GAAP Measure	$6,087	$7,794	$5,671	$2,123	$83	$404	$1,499
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/20/2021		3/21/2020		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.24		$0.96		29%
Mark-to-market net impact	(0.04)		0.08
Restructuring and impairment charges	0.03		0.02
Merger and integration (credits)/charges	(0.01)		0.02
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.21	(a)	$1.07	(a)	13%
Impact of foreign exchange translation					—
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					14%	(a)
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
In connection with our 2019 Productivity Plan, we expect to incur pre-tax charges of approximately $2.5 billion, including cash expenditures of approximately $1.6 billion. Plan to date through March 20, 2021, we have incurred pre-tax charges of $840 million, including cash expenditures of $567 million. For the remainder of 2021, we expect to incur pre-tax charges of approximately $400 million, including cash expenditures of approximately $300 million, with the balance to be reflected in our 2022 and 2023 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2021 and 2022 results.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2020 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Merger and Integration Charges/Credits
In the 12 weeks ended March 20, 2021, we recorded merger and integration charges/credits related to our acquisitions of BFY Brands, Rockstar and Pioneer Foods. Merger and integration charges/credits primarily include changes in the fair value of contingent consideration, employee-related costs and other integration costs.
In the 12 weeks ended March 21, 2020, we recorded merger and integration charges related to our acquisitions of BFY Brands and Pioneer Foods. These charges primarily relate to contract termination and employee-related costs.
See Note 12 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of cash available to fund cash outflows, such as our anticipated dividend payments, debt repayments, payments for acquisitions, including the contingent consideration related to Rockstar, and the transition tax liability under the Tax Cuts and Jobs Act (TCJ Act), include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt and cash and cash equivalents. See “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2020 Form 10-K for further information.

Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 12 weeks ended March 20, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2020 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of March 20, 2021, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of March 20, 2021, our mandatory transition tax liability was $3.2 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2020 Form 10-K for further discussion of the TCJ Act.
As of March 20, 2021, we had $3.7 billion of non-cancelable purchasing commitments, reflecting an increase of $1.4 billion from December 26, 2020, primarily due to new purchasing contracts and the timing of entering into contract renewals. For further information on our long-term contractual commitments, see “Credit Facilities and Long-Term Contractual Commitments” in “Our Liquidity and Capital Resources” in our 2020 Form 10-K.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We have been informed by the participating financial institutions that as of March 20, 2021 and December 26, 2020, $1.1 billion and $1.2 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.

Operating Activities
During the 12 weeks ended March 20, 2021, net cash used for operating activities of $0.7 billion was even with the prior year.
Investing Activities
During the 12 weeks ended March 20, 2021, net cash provided by investing activities was $0.1 billion, primarily reflecting maturities of short-term investments with maturities of greater than three months of $0.5 billion, largely offset by net capital spending of $0.5 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 12 weeks ended March 20, 2021, net cash used for financing activities was $1.9 billion, primarily reflecting the return of operating cash flow to our shareholders primarily through dividend payments of $1.4 billion and payments of short-term borrowings of $0.4 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and will expire on June 30, 2021. In addition, on February 11, 2021, we announced a 5% increase in our annualized dividend to $4.30 per share from $4.09 per share, effective with the dividend expected to be paid in June 2021. We expect to return a total of approximately $5.9 billion to shareholders in 2021, comprised of dividends of approximately $5.8 billion and share repurchases of $106 million. We completed our share repurchase activity during the 12 weeks ended March 20, 2021 and do not expect to repurchase any additional shares for the balance of 2021. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	12 Weeks Ended
	3/20/2021	3/21/2020
Net cash used for operating activities, GAAP measure	$(719)	$(749)
Capital spending	(471)	(484)
Sales of property, plant and equipment	5	5
Free cash flow, non-GAAP measure	$(1,185)	$(1,228)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2020 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2020 Form 10-K for further information.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 20, 2021, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 20, 2021 and March 21, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 26, 2020, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the year then ended (not presented herein); and in our report dated February 10, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 26, 2020, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 14, 2021

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2020 Form 10-K.
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
There were no changes in our internal control over financial reporting during our first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our first quarter of 2021, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business service models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2020 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2020 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2021 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/26/2020				$9,084

12/27/2020 - 1/23/2021	0.4	$141.69	0.4	(57)
				9,027
1/24/2021 - 2/20/2021	0.4	$139.28	0.4	(49)
				8,978
2/21/2021 - 3/20/2021	—	$—	—	—
Total	0.8	$140.58	0.8	$8,978
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

See “Index to Exhibits” on page 44.

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

Exhibit 10.1	Form of Annual Long-Term Incentive Agreement.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 20, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 20, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 14, 2021	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 14, 2021	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)