Form 10-Q
period 2021-06-12
PEPSICO INC
filed 2021-07-13
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 12, 2021 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 6, 2021 was 1,382,114,956.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Net Revenue	$19,217	$15,945	$34,037	$29,826
Cost of sales	8,880	7,088	15,551	13,215
Gross profit	10,337	8,857	18,486	16,611
Selling, general and administrative expenses	7,208	6,538	13,045	12,368
Operating Profit	3,129	2,319	5,441	4,243
Other pension and retiree medical benefits income	126	84	246	161
Net interest expense and other	(241)	(235)	(499)	(525)
Income before income taxes	3,014	2,168	5,188	3,879
Provision for income taxes	642	510	1,093	870
Net income	2,372	1,658	4,095	3,009
Less: Net income attributable to noncontrolling interests	14	12	23	25
Net Income Attributable to PepsiCo	$2,358	$1,646	$4,072	$2,984
Net Income Attributable to PepsiCo per Common Share
Basic	$1.71	$1.19	$2.95	$2.15
Diluted	$1.70	$1.18	$2.94	$2.14
Weighted-average common shares outstanding
Basic	1,382	1,387	1,381	1,389
Diluted	1,388	1,393	1,387	1,395

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Net income	$2,372	$1,658	$4,095	$3,009
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	268	(796)	399	(1,550)
Net change on cash flow hedges	93	13	165	(48)
Net pension and retiree medical adjustments	24	63	51	120
Other	2	(1)	2	—
	387	(721)	617	(1,478)
Comprehensive income	2,759	937	4,712	1,531
Less: Comprehensive income attributable to noncontrolling interests	14	12	23	25
Comprehensive Income Attributable to PepsiCo	$2,745	$925	$4,689	$1,506

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/12/2021	6/13/2020
Operating Activities
Net income	$4,095	$3,009
Depreciation and amortization	1,213	1,122
Share-based compensation expense	144	101
Restructuring and impairment charges	77	63
Cash payments for restructuring charges	(104)	(109)
Inventory fair value adjustments and merger and integration charges	15	243
Cash payments for merger and integration charges	(14)	(89)
Pension and retiree medical plan expenses	48	80
Pension and retiree medical plan contributions	(461)	(293)
Deferred income taxes and other tax charges and credits	220	109
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(309)	—
Change in assets and liabilities:
Accounts and notes receivable	(1,214)	(1,101)
Inventories	(810)	(827)
Prepaid expenses and other current assets	(40)	(251)
Accounts payable and other current liabilities	(1,114)	(1,336)
Income taxes payable	516	448
Other, net	78	293
Net Cash Provided by Operating Activities	2,340	1,462

Investing Activities
Capital spending	(1,305)	(1,188)
Sales of property, plant and equipment	22	18
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(22)	(5,649)
Divestitures and sales of investments in noncontrolled affiliates	120	4
Short-term investments, by original maturity:
More than three months - maturities	1,135	—
Three months or less, net	(67)	18
Other investing, net	1	35
Net Cash Used for Investing Activities	(116)	(6,762)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/12/2021	6/13/2020
Financing Activities
Proceeds from issuances of long-term debt	—	10,564
Payments of long-term debt	(1,696)	(752)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	3,663
More than three months - payments	(397)	(1,176)
Three months or less, net	89	461
Cash dividends paid	(2,842)	(2,677)
Share repurchases - common	(106)	(1,137)
Proceeds from exercises of stock options	100	120
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(73)	(79)
Other financing	(19)	(16)
Net Cash (Used for)/Provided by Financing Activities	(4,944)	8,971
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12	(252)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(2,708)	3,419
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,254	5,570
Cash and Cash Equivalents and Restricted Cash, End of Period	$5,546	$8,989

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$319	$302

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/12/2021	12/26/2020
ASSETS
Current Assets
Cash and cash equivalents	$5,449	$8,185
Short-term investments	328	1,366
Accounts and notes receivable, less allowance: 6/21 - $170 and 12/20 - $201	9,722	8,404
Inventories:
Raw materials and packaging	2,081	1,720
Work-in-process	381	205
Finished goods	2,544	2,247
	5,006	4,172
Prepaid expenses and other current assets	1,092	874
Total Current Assets	21,597	23,001
Property, plant and equipment	47,404	46,340
Accumulated depreciation	(25,785)	(24,971)
Property, Plant and Equipment, net	21,619	21,369
Amortizable Intangible Assets, net	1,686	1,703
Goodwill	18,893	18,757
Other Indefinite-Lived Intangible Assets	17,738	17,612
Investments in Noncontrolled Affiliates	2,774	2,792
Deferred Income Taxes	4,370	4,372
Other Assets	3,708	3,312
Total Assets	$92,385	$92,918

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,264	$3,780
Accounts payable and other current liabilities	19,359	19,592
Total Current Liabilities	23,623	23,372
Long-Term Debt Obligations	38,034	40,370
Deferred Income Taxes	4,625	4,284
Other Liabilities	10,705	11,340
Total Liabilities	76,987	79,366
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,382 and 1,380 shares, respectively)	23	23
Capital in excess of par value	3,863	3,910
Retained earnings	64,605	63,443
Accumulated other comprehensive loss	(14,859)	(15,476)
Repurchased common stock, in excess of par value (485 and 487 shares, respectively)	(38,333)	(38,446)
Total PepsiCo Common Shareholders’ Equity	15,299	13,454
Noncontrolling interests	99	98
Total Equity	15,398	13,552
Total Liabilities and Equity	$92,385	$92,918

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/12/2021		6/13/2020		6/12/2021		6/13/2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,382	$23	1,389	$23	1,380	$23	1,391	$23
Change in repurchased common stock	—	—	(4)	—	2	—	(6)	—
Balance, end of period	1,382	23	1,385	23	1,382	23	1,385	23
Capital in Excess of Par Value
Balance, beginning of period		3,800		3,741		3,910		3,886
Share-based compensation expense		65		39		145		101
Stock option exercises, RSUs and PSUs converted		—		(5)		(119)		(136)
Withholding tax on RSUs and PSUs converted		(2)		(3)		(73)		(79)
Balance, end of period		3,863		3,772		3,863		3,772
Retained Earnings
Balance, beginning of period		63,740		61,920		63,443		61,946
Cumulative effect of accounting changes		—		—		—		(34)
Net income attributable to PepsiCo		2,358		1,646		4,072		2,984
Cash dividends declared – common (a)		(1,493)		(1,421)		(2,910)		(2,751)
Balance, end of period		64,605		62,145		64,605		62,145
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,246)		(15,057)		(15,476)		(14,300)
Other comprehensive income/(loss) attributable to PepsiCo		387		(721)		617		(1,478)
Balance, end of period		(14,859)		(15,778)		(14,859)		(15,778)
Repurchased Common Stock
Balance, beginning of period	(485)	(38,370)	(478)	(37,162)	(487)	(38,446)	(476)	(36,769)
Share repurchases	—	—	(5)	(557)	(1)	(106)	(9)	(1,159)
Stock option exercises, RSUs and PSUs converted	—	37	1	48	3	219	3	257
Balance, end of period	(485)	(38,333)	(482)	(37,671)	(485)	(38,333)	(482)	(37,671)
Total PepsiCo Common Shareholders’ Equity		15,299		12,491		15,299		12,491
Noncontrolling Interests
Balance, beginning of period		106		94		98		82
Net income attributable to noncontrolling interest		14		12		23		25
Distributions to noncontrolling interests		(19)		(15)		(20)		(15)
Acquisitions		—		6		—		6
Other, net		(2)		(1)		(2)		(2)
Balance, end of period		99		96		99		96
Total Equity		$15,398		$12,587		$15,398		$12,587

(a)Cash dividends declared per common share were $1.075 and $1.0225 for the 12 weeks ended June 12, 2021 and June 13, 2020, respectively, and $2.0975 and $1.9775 for the 24 weeks ended June 12, 2021 and June 13, 2020, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 26, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (2020 Form 10-K). This report should be read in conjunction with our 2020 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 12, 2021 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 12, 2021 and the months of January through May are reflected in our results for the 24 weeks ended June 12, 2021.
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
Net revenue of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
FLNA	$4,552	$4,273	$8,788	$8,347
QFNA	575	664	1,221	1,298
PBNA	6,156	4,970	11,230	9,808
LatAm	1,967	1,567	3,209	2,877
Europe	3,286	2,725	5,081	4,564
AMESA (a)	1,602	983	2,485	1,614
APAC (b)	1,079	763	2,023	1,318
Total	$19,217	$15,945	$34,037	$29,826
(a)The increase primarily reflects our acquisition of Pioneer Food Group Ltd. (Pioneer Foods). See Note 12 for further information.
(b)The increase primarily reflects our acquisition of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery). See Note 12 for further information.
Our primary performance obligation is the distribution and sales of beverage and food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	6/12/2021		6/13/2020
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	50%	50%
AMESA	35%	65%	40%	60%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

	24 Weeks Ended
	6/12/2021		6/13/2020
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA	30%	70%	35%	65%
APAC	20%	80%	25%	75%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue in each of the 12 and 24 weeks ended June 12, 2021 and June 13, 2020. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
FLNA	$1,382	$1,278	$2,622	$2,480
QFNA	128	196	278	346
PBNA	809	397	1,175	694
LatAm	356	219	574	450
Europe	405	351	536	497
AMESA	256	59	394	193
APAC	192	189	400	331
Total divisions	3,528	2,689	5,979	4,991
Corporate unallocated expenses (a)	(399)	(370)	(538)	(748)
Total	$3,129	$2,319	$5,441	$4,243
(a)In the 12 weeks ended June 12, 2021, we sold our short-term investment in a publicly traded company and recorded a pre-tax loss on the sale of $39 million ($30 million after-tax or $0.02 per share), net of discounts, in selling, general and administrative expenses. The 24 weeks ended June 12, 2021 include a pre-tax net gain of $69 million ($52 million after-tax or $0.04 per share) associated with this sale.
Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	12 Weeks Ended 6/12/2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$(4)	$—	$—	$11	$7	$—	$14
QFNA	—	—	—	1	—	—	1
PBNA	(9)	(6)	—	7	4	(7)	(11)
LatAm	—	—	1	12	3	1	17
Europe	—	—	—	5	3	1	9
AMESA	—	—	—	—	1	2	3
APAC	—	—	—	—	1	1	2
Total	$(13)	$(6)	$1	$36	$19	$(2)	$35

	12 Weeks Ended 6/13/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$(2)	$—	$4	$100	$33	$—	$135
QFNA	—	—	—	6	1	—	7
PBNA	4	2	7	84	31	9	137
LatAm	1	—	6	16	8	3	34
Europe	—	1	10	9	8	17	45
AMESA	1	—	1	7	4	4	17
APAC	—	—	—	2	1	—	3
Total	$4	$3	$28	$224	$86	$33	$378

	24 Weeks Ended 6/12/2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$(8)	$—	$—	$29	$16	$1	$38
QFNA	—	—	—	2	1	—	3
PBNA	(13)	(5)	—	19	9	(8)	2
LatAm	—	—	1	24	5	2	32
Europe	—	—	—	8	6	1	15
AMESA	—	—	(2)	—	1	3	2
APAC	—	—	—	—	1	3	4
Total	$(21)	$(5)	$(1)	$82	$39	$2	$96

	24 Weeks Ended 6/13/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$19	$—	$7	$100	$33	$3	$162
QFNA	2	—	—	6	1	—	9
PBNA	45	46	29	84	31	10	245
LatAm	1	—	6	16	8	3	34
Europe	4	1	10	9	8	17	49
AMESA	1	—	1	7	4	4	17
APAC	—	—	1	2	1	1	5
Total	$72	$47	$54	$224	$86	$38	$521
(a)Reflects the expected impact of the global economic uncertainty caused by COVID-19, leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers, including foodservice and vending businesses. Income amounts represent reductions in the previously recorded reserves due to improved projected default rates and lower at-risk receivable balances.
(b)Relates to promotional spending for which benefit is not expected to be received. Income amounts represent reductions in previously recorded reserves due to improved projected default rates and lower overall advance balances.
(c)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs.
(d)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(e)Includes reserves for property, plant and equipment, donations of cash and product and other costs. Income amounts represent adjustments for changes in estimates of previously recorded amounts.
(f)Includes a reserve for product returns of $9 million and $16 million in the 12 and 24 weeks ended June 13, 2020, respectively. Income amount represents a true-up of inventory reserves.

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
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan to date, we expanded and extended the plan through the end of 2026 to take advantage of additional opportunities within the initiatives described above. We now expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion, as compared to our previous estimate of pre-tax charges of approximately $2.5 billion, which included cash expenditures of approximately $1.6 billion. These pre-tax charges are expected to consist of approximately 65% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 25% for other costs associated with the implementation of our initiatives.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	30%	5%	3%	11%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Cost of sales	$2	$1	$4	$3
Selling, general and administrative expenses	33	23	68	53
Other pension and retiree medical benefits (income)/expense (a)	(1)	1	5	7
Total restructuring and impairment charges	$34	$25	$77	$63
After-tax amount	$29	$21	$64	$53
Net income attributable to PepsiCo per common share	$(0.02)	$(0.02)	$(0.05)	$(0.04)
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	through 6/12/2021
FLNA	$3	$2	$18	$7	$154
QFNA	—	—	—	1	12
PBNA	1	—	5	3	143
LatAm	6	4	8	9	110
Europe	15	8	26	16	179
AMESA	3	5	4	7	59
APAC	1	3	1	3	55
Corporate	6	2	10	10	100
	35	24	72	56	812
Other pension and retiree medical benefits (income)/expense (a)	(1)	1	5	7	62
Total	$34	$25	$77	$63	$874
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	through 6/12/2021
Severance and other employee costs	$15	$2	$49	$24	$493
Asset impairments	1	4	1	5	126
Other costs	18	19	27	34	255
Total	$34	$25	$77	$63	$874
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 12, 2021 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2020	$122	$—	$5	$127
2021 restructuring charges	49	1	27	77
Cash payments	(75)	—	(29)	(104)
Non-cash charges and translation	(6)	(1)	—	(7)
Liability as of June 12, 2021	$90	$—	$3	$93
Substantially all of the restructuring accrual at June 12, 2021 is expected to be paid by the end of 2021.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/12/2021			12/26/2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$989	$(183)	$806	$976	$(173)	$803
Customer relationships	656	(220)	436	642	(204)	438
Brands	1,354	(1,116)	238	1,348	(1,099)	249
Other identifiable intangibles	475	(269)	206	474	(261)	213
Total	$3,474	$(1,788)	$1,686	$3,440	$(1,737)	$1,703

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/26/2020	Acquisitions	Translation and Other	Balance 6/12/2021

FLNA (a)
Goodwill	$465	$(8)	$9	$466
Brands	340	—	1	341
Total	805	(8)	10	807
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA (b)
Goodwill	12,189	(2)	30	12,217
Reacquired franchise rights	7,107	—	51	7,158
Acquired franchise rights	1,536	—	11	1,547
Brands (c)	3,122	—	(324)	2,798
Total	23,954	(2)	(232)	23,720
LatAm
Goodwill	458	—	(7)	451
Brands	108	—	(3)	105
Total	566	—	(10)	556
Europe
Goodwill	3,806	—	35	3,841
Reacquired franchise rights	496	—	2	498
Acquired franchise rights	172	—	(2)	170
Brands (c)	4,072	—	333	4,405
Total	8,546	—	368	8,914
AMESA (d)
Goodwill	1,096	(2)	65	1,159
Brands	214	—	22	236
Total	1,310	(2)	87	1,395
APAC (e)
Goodwill	554	3	13	570
Brands (c)	445	—	35	480
Total	999	3	48	1,050

Total goodwill	18,757	(9)	145	18,893
Total reacquired franchise rights	7,603	—	53	7,656
Total acquired franchise rights	1,708	—	9	1,717
Total brands	8,301	—	64	8,365
Total	$36,369	$(9)	$271	$36,631
(a)The change in acquisitions primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).
(b)The change in acquisitions primarily reflects our acquisition of Rockstar Energy Beverages (Rockstar). See Note 12 for further information.
(c)The change in translation and other primarily reflects the allocation of the Rockstar brand to the respective divisions, which was finalized in the 12 weeks ended June 12, 2021 as part of purchase price allocation.
(d)The change in acquisitions primarily reflects our acquisition of Pioneer Foods. See Note 12 for further information.
(e)The change in acquisitions primarily reflects our acquisition of Be & Cheery. See Note 12 for further information.

Note 5 - Income Taxes
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. There were no income tax adjustments related to the TRAF recorded in either of the 24 weeks ended June 12, 2021 or June 13, 2020. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
For further information and discussion of the TRAF, refer to Note 5 to our consolidated financial statements in our 2020 Form 10-K.
Subsequent to June 12, 2021, we received a final assessment from the IRS related to the audits of 2014 through 2016. We regularly assess the likelihood of adverse outcomes resulting from such assessments and believe that our current reserves are adequate.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling and general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Share-based compensation expense – equity awards	$65	$40	$144	$101
Share-based compensation expense – liability awards	—	4	4	7
Restructuring charges	—	(1)	1	—
Total	$65	$43	$149	$108
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/12/2021		6/13/2020
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.8	$131.25	1.6	$131.25
RSUs and PSUs	2.6	$131.27	2.5	$131.20
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $17 million and $18 million during the 24 weeks ended June 12, 2021 and June 13, 2020, respectively.
For the 12 weeks ended June 12, 2021 and June 13, 2020, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/12/2021	6/13/2020
Expected life	7 years	6 years
Risk-free interest rate	1.1%	1.0%
Expected volatility	14%	14%
Expected dividend yield	3.1%	3.5%
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
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Service cost	$120	$100	$25	$20	$7	$5
Other pension and retiree medical benefits income:
Interest cost	74	100	19	21	4	5
Expected return on plan assets	(224)	(215)	(57)	(49)	(3)	(4)
Amortization of prior service (credits)/cost	(7)	2	(1)	—	(3)	(2)
Amortization of net losses/(gains)	52	46	19	16	(3)	(5)
Curtailment losses	—	—	5	—	—	—
Special termination benefits	(1)	1	—	—	—	—
Total other pension and retiree medical benefits income	(106)	(66)	(15)	(12)	(5)	(6)
Total	$14	$34	$10	$8	$2	$(1)

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Service cost	$240	$200	$44	$37	$15	$11
Other pension and retiree medical benefits income:
Interest cost	149	200	32	37	7	11
Expected return on plan assets	(448)	(429)	(98)	(86)	(7)	(8)
Amortization of prior service (credits)/cost	(14)	5	(1)	—	(5)	(5)
Amortization of net losses/(gains)	103	91	32	26	(6)	(10)
Curtailment losses	—	—	5	—	—	—
Special termination benefits	5	7	—	—	—	—
Total other pension and retiree medical benefits income	(205)	(126)	(30)	(23)	(11)	(12)
Total	$35	$74	$14	$14	$4	$(1)
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the 24 weeks ended June 12, 2021, we made discretionary contributions of $300 million to Plan H in the United States and $25 million to our international plans. We expect to make an additional discretionary contribution of $200 million to our U.S. qualified defined benefit plans in the third quarter of 2021. During the 24 weeks ended June 13, 2020, we made discretionary contributions of $150 million to Plan A in the United States and $14 million to our international plans.
Note 8 - Debt Obligations
In the 24 weeks ended June 12, 2021, $1.0 billion of USD-denominated senior notes and €0.5 billion of euro-denominated senior notes matured and were paid.
As of June 12, 2021, we had no commercial paper outstanding.
In the second quarter of 2021, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 28, 2026. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.75 billion five year credit agreement, dated as of June 3, 2019.
Also in the second quarter of 2021, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 27, 2022. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of June 1, 2020.

Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 12, 2021, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 24 weeks ended June 12, 2021 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2020 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 12, 2021 was $133 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 12, 2021.
The notional amounts of our financial instruments used to hedge the above risks as of June 12, 2021 and December 26, 2020 are as follows:

	Notional Amounts(a)
	6/12/2021	12/26/2020
Commodity	$1.2	$1.1
Foreign exchange	$2.3	$1.9
Interest rate	$2.3	$3.0
Net investment (b)	$2.7	$2.7
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of June 12, 2021, approximately 2% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 3% as of December 26, 2020.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of U.S. Treasury securities and commercial paper. As of June 12, 2021, we had no investments in U.S. Treasury securities. As of December 26, 2020, we had $2.1 billion of investments in U.S. Treasury securities with $2.0 billion recorded in cash and cash equivalents and $0.1 billion in short-term investments. As of June 12, 2021, we had $85 million of investments in commercial paper recorded in cash and cash equivalents. As of December 26, 2020, we had $260 million of investments in commercial paper with $75 million recorded in cash and cash equivalents and $185 million in short-term investments. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of June 12, 2021 and December 26, 2020, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Fair Value Measurements
The fair values of our financial assets and liabilities as of June 12, 2021 and December 26, 2020 are categorized as follows:

		6/12/2021		12/26/2020
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$328	$—	$231	$—
Prepaid forward contracts (c)	2	$18	$—	$18	$—
Deferred compensation (d)	2	$—	$500	$—	$477
Contingent consideration (e)	3	$—	$853	$—	$861
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$1	$—	$2	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$4	$62	$9	$71
Interest rate (g)	2	49	191	13	307
Commodity (h)	2	69	1	32	—
		$122	$254	$54	$378
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$5	$14	$4	$8
Commodity (h)	2	45	15	19	7
		$50	$29	$23	$15
Total derivatives at fair value (i)		$173	$283	$79	$393
Total		$519	$1,636	$328	$1,731
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
(e)In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. These unobservable inputs did not materially differ from those used as of December 26, 2020. The expected annual future tax benefits range from approximately $40 million to $110 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 3 to 25 percent, with a weighted-average payment period of approximately 3 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 3 percent. The contingent consideration measured at fair value using unobservable inputs as of June 12, 2021 is $853 million, comprised of an $861 million liability as of December 26, 2020, a fair value decrease of $6 million in the 24 weeks ended June 12, 2021, recorded in selling, general and administrative expenses, and a fair value decrease of $2 million in the 24 weeks ended June 12, 2021, recorded in goodwill as a result of the finalization of purchase price allocation.
(f)Based on London Interbank Offered Rate forward rates. The carrying amount of hedged fixed-rate debt was $0.2 billion as of June 12, 2021 and December 26, 2020 and is classified on our balance sheet within short-term debt obligations. As of June 12, 2021 and

December 26, 2020, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $1 million gain and a $2 million gain, respectively. As of June 12, 2021, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $9 million net loss, which is being amortized over the remaining life of the related debt obligations.
(g)Based on recently reported market transactions of spot and forward rates.
(h)Based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 12, 2021 and December 26, 2020 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value due to their short-term maturity. Our cash equivalents and short-term investments recorded at amortized cost are classified as Level 2 in the fair value hierarchy. The fair value of our debt obligations as of June 12, 2021 and December 26, 2020 was $46 billion and $50 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Foreign exchange	$6	$10	$27	$(27)	$27	$(19)
Interest rate	—	(1)	(46)	(130)	(47)	(121)
Commodity	(70)	(9)	(156)	13	(33)	13
Net investment	—	—	55	125	—	—
Total	$(64)	$—	$(120)	$(19)	$(53)	$(127)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Foreign exchange	$10	$(1)	$38	$(78)	$40	$(15)
Interest rate	1	(12)	(64)	93	(51)	29
Commodity	(151)	157	(246)	77	(43)	16
Net investment	—	—	(8)	41	—	—
Total	$(140)	$144	$(280)	$133	$(54)	$30
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
(b)Foreign exchange derivative losses/gains are primarily included in cost of sales. Interest rate derivative losses/gains on cross-currency interest rate swaps are included in selling, general and administrative expenses. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
Based on current market conditions, we expect to reclassify net gains of $188 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/12/2021		6/13/2020
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.71		$1.19
Net income available for PepsiCo common shareholders	$2,358	1,382	$1,646	1,387
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	6
Diluted	$2,358	1,388	$1,646	1,393
Diluted net income attributable to PepsiCo per common share	$1.70		$1.18

	24 Weeks Ended
	6/12/2021		6/13/2020
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.95		$2.15
Net income available for PepsiCo common shareholders	$4,072	1,381	$2,984	1,389
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	6
Diluted	$4,072	1,387	$2,984	1,395
Diluted net income attributable to PepsiCo per common share	$2.94		$2.14
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 24 weeks ended June 12, 2021 and June 13, 2020.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 26, 2020 (a)	$(11,940)	$4	$(3,520)	$(20)	$(15,476)
Other comprehensive income/(loss) before reclassifications (b)	128	97	(20)	—	205
Amounts reclassified from accumulated other comprehensive loss	18	(1)	52	—	69
Net other comprehensive income	146	96	32	—	274
Tax amounts	(15)	(24)	(5)	—	(44)
Balance as of March 20, 2021 (a)	$(11,809)	$76	$(3,493)	$(20)	$(15,246)
Other comprehensive income/(loss) before reclassifications (c)	255	175	(28)	2	404
Amounts reclassified from accumulated other comprehensive loss	—	(53)	57	—	4
Net other comprehensive income	255	122	29	2	408
Tax amounts	13	(29)	(5)	—	(21)
Balance as of June 12, 2021 (a)	$(11,541)	$169	$(3,469)	$(18)	$(14,859)
(a)Pension and retiree medical amounts are net of taxes of $1,514 million as of December 26, 2020, $1,509 million as of March 20, 2021 and $1,504 million as of June 12, 2021.
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, Pound sterling and Russian ruble.
(c)Currency translation adjustment primarily reflects appreciation of the South African rand, Canadian dollar and Russian ruble.

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
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, Canadian dollar and Mexican peso.
(c)Currency translation adjustment primarily reflects depreciation of the Mexican peso, Russian ruble and euro.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$—	$—	$18	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$3	$—	$4	$—	Net revenue
Foreign exchange contracts	24	(19)	36	(15)	Cost of sales
Interest rate derivatives	(47)	(121)	(51)	29	Selling, general and administrative expenses
Commodity contracts	(32)	11	(43)	14	Cost of sales
Commodity contracts	(1)	2	—	2	Selling, general and administrative expenses
Net (gains)/losses before tax	(53)	(127)	(54)	30
Tax amounts	12	31	13	(8)
Net (gains)/losses after tax	$(41)	$(96)	$(41)	$22

Pension and retiree medical items:
Amortization of prior service credits	$(11)	$—	$(20)	$—	Other pension and retiree medical benefits income
Amortization of net losses	68	57	129	107	Other pension and retiree medical benefits income
Net losses before tax	57	57	109	107
Tax amounts	(12)	(11)	(23)	(22)
Net losses after tax	$45	$46	$86	$85

Total net losses/(gains) reclassified, net of tax	$4	$(50)	$63	$107
Note 12 - Acquisitions and Divestitures
2020 Acquisitions
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
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.8 billion South African rand, or approximately $0.4 billion as of the acquisition date, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.3 billion South African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition. This commitment was recorded in selling, general and administrative expenses primarily in the year ended December 26, 2020 and is expected to be settled primarily in the second half of 2021. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion as of the acquisition date, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
On April 24, 2020, we acquired Rockstar, an energy drink maker with whom we had a distribution agreement prior to the acquisition, for an upfront cash payment of approximately $3.85 billion and contingent consideration related to estimated future tax benefits associated with the acquisition of approximately $0.88 billion. See Note 9 for further information about the contingent consideration.
On June 1, 2020, we acquired all of the outstanding shares of Be & Cheery, one of the largest online snacks companies in China, from Haoxiangni Health Food Co., Ltd. for cash. The total consideration transferred was approximately $0.7 billion.
We accounted for the 2020 transactions as business combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the respective dates of acquisition. The purchase price allocations for each of the 2020 acquisitions were finalized in the 12 weeks ended June 12, 2021. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisitions of Pioneer Foods, Rockstar and Be & Cheery and the resulting goodwill as of the respective acquisition dates.

	Pioneer Foods	Rockstar	Be & Cheery
Acquisition date	March 23, 2020	April 24, 2020	June 1, 2020
Inventories	$229	$52	$45
Property, plant and equipment	379	8	60
Amortizable intangible assets	52	—	98
Nonamortizable intangible assets	183	2,400	309
Other assets and liabilities	(53)	(9)	(24)
Net deferred income taxes	(117)	—	(99)
Noncontrolling interest	(5)	—	—
Total identifiable net assets	668	2,451	389
Goodwill	558	2,278	309
Total purchase price	$1,226	$4,729	$698
Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized.
The goodwill recorded as part of the acquisition of Pioneer Foods primarily reflects synergies expected to arise from our combined brand portfolios and distribution networks, and is not deductible for tax purposes. All of the goodwill is recorded in the AMESA segment.
The goodwill recorded as part of the acquisition of Rockstar primarily represents the value of PepsiCo’s expected new innovation in the energy category and is deductible for tax purposes. All of the goodwill is recorded in the PBNA segment.
The goodwill recorded as part of the acquisition of Be & Cheery primarily reflects growth opportunities for PepsiCo as we leverage Be & Cheery’s direct-to-consumer and supply chain capabilities and is not deductible for tax purposes. All of the goodwill is recorded in the APAC segment.

Inventory Fair Value Adjustments and Merger and Integration Charges
A summary of our inventory fair value adjustments and merger and integration charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020
Cost of sales	$1	$19	$1	$19
Selling, general and administrative expenses	24	199	14	224
Total	$25	$218	$15	$243
After-tax amount	$21	$205	$14	$227
Net income attributable to PepsiCo per common share	$(0.02)	$(0.15)	$(0.01)	$(0.16)
Inventory fair value adjustments and merger and integration charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales), merger and integration charges and other transaction-related costs (recorded in selling, general and administrative expenses). Merger and integration charges include liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, changes in the fair value of contingent consideration, contract termination costs and other integration costs.
Inventory fair value adjustments and merger and integration charges by division are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/12/2021	6/13/2020	6/12/2021	6/13/2020	Transaction
FLNA	$—	$2	$2	$25	BFY Brands
PBNA	1	43	2	43	Rockstar
AMESA	6	157	7	159	Pioneer Foods
APAC	3	—	3	—	Be & Cheery
Corporate (a)	15	16	1	16
Total	$25	$218	$15	$243
(a)     Relates to changes in the fair value of contingent consideration associated with our acquisition of Rockstar, as well as other transaction-related costs.
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
Risks Associated with International Operations
In the 12 weeks ended June 12, 2021, substantially all of our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 12, 2021, substantially all of our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 12, 2021, our operations outside of the United States generated 42% of our consolidated net revenue, with Mexico, Canada, Russia, China, South Africa and the United Kingdom comprising approximately 22% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 12, 2021, favorable foreign exchange contributed 3 percentage points and 2 percentage points, respectively, to net revenue growth, primarily due to appreciation in the euro, Canadian dollar and Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.

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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 12, 2021 and December 26, 2020 and Note 9 to our consolidated financial statements in our 2020 Form 10-K for a discussion of these items. Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2020 Form 10-K should be considered when evaluating our trends and future results.
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
We report substantially all of our international volume on a monthly calendar basis. The 12 weeks ended June 12, 2021 include volume outside of North America for the months of March, April and May. The 24 weeks ended June 12, 2021 include volume outside of North America for the months of January through May.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/12/2021	6/13/2020	Change	6/12/2021	6/13/2020	Change
Net revenue	$19,217	$15,945	21%	$34,037	$29,826	14%
Operating profit	$3,129	$2,319	35%	$5,441	$4,243	28%
Operating profit margin	16.3%	14.5%	1.8	16.0%	14.2%	1.8
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit grew 35% and operating profit margin increased 1.8 percentage points. Operating profit growth was primarily driven by net revenue growth, productivity savings and a 3.5-percentage-point impact of favorable foreign exchange, partially offset by certain operating cost increases, a 10-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
Lower inventory fair value adjustments and merger and integration charges included in “Items Affecting Comparability” contributed 11 percentage points to operating profit growth. Additionally, lower charges taken as a result of the COVID-19 pandemic compared to the prior year contributed 14 percentage points to operating profit growth.

24 Weeks
Operating profit grew 28% and operating profit margin increased 1.8 percentage points. Operating profit growth was primarily driven by net revenue growth and productivity savings, partially offset by certain operating cost increases, an 8-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
Lower inventory fair value adjustments and merger and integration charges and higher mark-to-market gains on commodity derivatives both included in “Items Affecting Comparability” contributed 6 percentage points and 5 percentage points, respectively, to operating profit growth. Additionally, lower charges taken as a result of the COVID-19 pandemic compared to the prior year contributed 9 percentage points to operating profit growth.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 12, 2021 and the months of January through May are reflected in our results for the 24 weeks ended June 12, 2021.
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
See “Our Business Risks,” “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding measures not in accordance with GAAP.
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 6/12/2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	7%	(1)	—	6%	2	4
QFNA	(13)%	(1)	—	(14)%	(20)	6
PBNA	24%	(1)	(2)	21%	16	4.5
LatAm	26%	(9)	—	16%	4	12
Europe	21%	(5)	—	15%	10	5
AMESA	63%	(9)	(38)	15%	7	8
APAC	41%	(9)	(26)	6%	4	2
Total	21%	(3)	(4)	13%	7	5

	24 Weeks Ended 6/12/2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	5%	(1)	—	4%	0.5	4
QFNA	(6)%	(1)	—	(7)%	(12)	5
PBNA	15%	(1)	(3)	11%	6	5
LatAm	12%	(1)	—	10%	2	8
Europe	11%	(2)	—	9%	7	2.5
AMESA	54%	(5.5)	(39)	9%	5	4.5
APAC	53%	(8)	(34)	11%	9	2
Total	14%	(2)	(5)	8%	3	5
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures, including the impact of an extra month of volume in the 12 and 24 weeks ended June 12, 2021 as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to product mix, nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.
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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/12/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$1,382	$—	$3	$—	$1,385
QFNA	128	—	—	—	128
PBNA	809	—	1	1	811
LatAm	356	—	6	—	362
Europe	405	—	15	—	420
AMESA	256	—	3	6	265
APAC	192	—	1	3	196
Corporate unallocated expenses	(399)	(20)	6	15	(398)
Total	$3,129	$(20)	$35	$25	$3,169

	12 Weeks Ended 6/13/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$1,278	$—	$2	$2	$1,282
QFNA	196	—	—	—	196
PBNA	397	—	—	43	440
LatAm	219	—	4	—	223
Europe	351	—	8	—	359
AMESA	59	—	5	157	221
APAC	189	—	3	—	192
Corporate unallocated expenses	(370)	(45)	2	16	(397)
Total	$2,319	$(45)	$24	$218	$2,516

	24 Weeks Ended 6/12/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$2,622	$—	$18	$2	$2,642
QFNA	278	—	—	—	278
PBNA	1,175	—	5	2	1,182
LatAm	574	—	8	—	582
Europe	536	—	26	—	562
AMESA	394	—	4	7	405
APAC	400	—	1	3	404
Corporate unallocated expenses	(538)	(95)	10	1	(622)
Total	$5,441	$(95)	$72	$15	$5,433

	24 Weeks Ended 6/13/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core, Non-GAAP Measure(b)
FLNA	$2,480	$—	$7	$25	$2,512
QFNA	346	—	1	—	347
PBNA	694	—	3	43	740
LatAm	450	—	9	—	459
Europe	497	—	16	—	513
AMESA	193	—	7	159	359
APAC	331	—	3	—	334
Corporate unallocated expenses	(748)	97	10	16	(625)
Total	$4,243	$97	$56	$243	$4,639
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/12/2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	8%	—	—	—	8%	(1)	7%
QFNA	(34)%	—	—	—	(34)%	—	(35)%
PBNA	104%	—	0.5	(20)	84%	(2)	83%
LatAm	63%	—	(1)	—	62%	(16)	47%
Europe	15%	—	1	—	17%	(6)	11%
AMESA	325%	—	(2)	(303)	20%	(3)	17%
APAC	2%	—	(1)	1	2%	(5)	(3)%
Corporate unallocated expenses	7%	(7)	(1)	—	—%	—	—%
Total	35%	1	1	(11)	26%	(3.5)	22%

	24 Weeks Ended 6/12/2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Inventory fair value adjustments and merger and integration charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	6%	—	0.5	(1)	5%	(0.5)	5%
QFNA	(20)%	—	—	—	(20)%	—	(20)%
PBNA	69%	—	0.5	(10)	60%	(1)	58%
LatAm	28%	—	(1)	—	27%	(4)	23%
Europe	8%	—	2	—	9%	(3)	6%
AMESA	103%	—	(2)	(89)	13%	(2)	11%
APAC	21%	—	1	(1)	21%	(6)	15%
Corporate unallocated expenses	(28)%	26	—	2	(0.5)%	—	(0.5)%
Total	28%	(5)	—	(6)	17%	(2)	15%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.
FLNA
12 Weeks
Net revenue grew 7%, primarily driven by effective net pricing and organic volume growth. Unit volume grew 1%, primarily reflecting double-digit growth in variety packs, partially offset by a double-digit decline in trademark Tostitos.
Operating profit increased 8%, primarily reflecting a 9-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

24 Weeks
Net revenue grew 5%, primarily driven by effective net pricing and organic volume growth. Unit volume grew 0.5%, primarily reflecting a full 24 weeks of results of our BFY Brands acquisition and double-digit growth in variety packs, partially offset by a mid-single-digit decline in trademark Tostitos and a low-single-digit decline in trademark Cheetos.
Operating profit increased 6%, primarily reflecting the net revenue growth, productivity savings and a 5-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic, partially offset by certain operating cost increases.
QFNA
12 Weeks
Net revenue declined 13% and unit volume declined 21%. The net revenue decline primarily reflects a decrease in organic volume, partially offset by favorable mix. The unit volume decline was primarily driven by double-digit declines in oatmeal, pancake syrup and mix, and ready-to-eat cereals, partially offset by Cheetos macaroni and cheese, which was introduced in the third quarter of 2020, and double-digit growth in lite snacks.
Operating profit declined 34%, primarily reflecting the net revenue performance and certain operating cost increases, partially offset by productivity savings and lower advertising and marketing expenses. Favorable settlements of promotional spending accruals compared to the prior year and an asset write-off in the prior year each positively impacted operating profit performance by 4 percentage points. Additionally, lower charges taken as a result of the COVID-19 pandemic positively impacted operating profit performance by 3 percentage points.
The impact of the COVID-19 pandemic contributed to a current-year decrease in consumer demand, which had a negative impact on net revenue, unit volume and operating profit performance compared to the significant COVID-19-related surge in demand in the prior year.
24 Weeks
Net revenue declined 6% and unit volume declined 12%. The net revenue decline primarily reflects a decrease in organic volume, partially offset by favorable pricing and mix. The unit volume decline was primarily driven by double-digit declines in oatmeal, pancake syrup and mix, and ready-to-eat cereals, partially offset by Cheetos macaroni and cheese, which was introduced in the third quarter of 2020, and double-digit growth in lite snacks.
Operating profit declined 20%, primarily reflecting the net revenue performance, certain operating cost increases and a 3-percentage-point impact of higher commodity costs, partially offset by productivity savings, a 4-percentage-point impact of favorable settlements of promotional spending accruals compared to the prior year and lower advertising and marketing expenses.
The impact of the COVID-19 pandemic contributed to a current-year decrease in consumer demand, which had a negative impact on net revenue, unit volume and operating profit performance compared to the significant COVID-19-related surge in demand in the prior year.

PBNA
12 Weeks
Net revenue increased 24%, primarily driven by an increase in organic volume and effective net pricing. Unit volume increased 16%, driven by a 12% increase in carbonated soft drink (CSD) volume and a 20% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected double-digit increases in our overall water portfolio, Gatorade sports drinks, our energy portfolio, Lipton ready-to-drink teas and our juice and juice drinks portfolio.
Operating profit increased 104%, reflecting the net revenue growth, a 33-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, higher advertising and marketing expenses, and a 12-percentage-point impact of higher commodity costs. Higher prior-year merger and integration charges related to our Rockstar acquisition contributed 20 percentage points to operating profit growth. Additionally, favorable settlements of promotional spending accruals compared to the prior year contributed 8 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
24 Weeks
Net revenue increased 15%, primarily driven by an increase in organic volume, effective net pricing and a 3-percentage-point impact of acquisitions. Unit volume increased 7%, driven by a 5% increase in CSD volume and a 9% increase in NCB volume. The NCB volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks, a double-digit increase in our energy portfolio, primarily due to acquisitions, a mid-single-digit increase in our overall water portfolio and a high-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 69%, reflecting the net revenue growth, a 33-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, higher advertising and marketing expenses, and an 8-percentage-point impact of higher commodity costs. Higher prior-year merger and integration charges related to our Rockstar acquisition contributed 10 percentage points to operating profit growth. Additionally, favorable settlements of promotional spending accruals compared to the prior year and acquisitions each contributed 7 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
LatAm
12 Weeks
Net revenue increased 26%, reflecting effective net pricing, a 9-percentage-point impact of favorable foreign exchange and organic volume growth.
Snacks unit volume grew 3%, primarily reflecting high-single-digit growth in Brazil, partially offset by a low-single-digit decline in Mexico.
Beverage unit volume grew 13%, primarily reflecting double-digit growth in Argentina and Chile, high-single-digit growth in Guatemala and Mexico and mid-single-digit growth in Brazil.

Operating profit increased 63%, primarily reflecting the net revenue growth, productivity savings and a 16-percentage-point impact of favorable foreign exchange. These impacts were partially offset by a 33-percentage-point impact of higher commodity costs, certain operating cost increases and higher advertising and marketing expenses. Additionally, lower charges taken as a result of the COVID-19 pandemic contributed 7 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
24 Weeks
Net revenue increased 12%, primarily reflecting effective net pricing and organic volume growth.
Snacks unit volume grew 1%, primarily reflecting mid-single-digit growth in Brazil, partially offset by a low-single-digit decline in Mexico.
Beverage unit volume grew 6%, primarily reflecting double-digit growth in Argentina and Chile and mid-single-digit growth in Guatemala, partially offset by a low-single-digit decline in Brazil. Additionally, Mexico and Honduras each experienced mid-single-digit growth.
Operating profit increased 28%, primarily reflecting the net revenue growth, productivity savings and a 4-percentage-point impact of favorable foreign exchange. These impacts were partially offset by a 26-percentage-point impact of higher commodity costs and certain operating cost increases.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
Europe
12 Weeks
Net revenue increased 21%, reflecting organic volume growth, effective net pricing and a 5-percentage-point impact of favorable foreign exchange.
Snacks unit volume grew 6%, primarily reflecting double-digit growth in Turkey, France and Poland and high-single-digit growth in Russia, partially offset by a low-single-digit decline in the United Kingdom. Additionally, the Netherlands experienced mid-single-digit growth.
Beverage unit volume grew 17%, primarily reflecting double-digit growth in France, Russia and the United Kingdom. Additionally, Germany experienced double-digit growth and Turkey experienced mid-single-digit growth.
Operating profit increased 15%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, a 21-percentage-point impact of higher commodity costs, a 10-percentage-point impact of a gain on an asset sale in the prior year, and higher advertising and marketing expenses. Additionally, lower charges taken as a result of the COVID-19 pandemic and favorable foreign exchange contributed 10 percentage points and 6 percentage points, respectively, to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.

24 Weeks
Net revenue increased 11%, reflecting organic volume growth, effective net pricing and a 2-percentage-point impact of favorable foreign exchange.
Snacks unit volume grew 5%, primarily reflecting double-digit growth in Turkey and high-single-digit growth in Russia, Poland and France, partially offset by a slight decline in the United Kingdom and a mid-single-digit decline in Spain. Additionally, the Netherlands experienced low-single-digit growth.
Beverage unit volume grew 13%, primarily reflecting double-digit growth in Russia and France. Additionally, Germany and the United Kingdom each experienced double-digit growth and Turkey experienced high-single-digit growth.
Operating profit increased 8%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases, a 21-percentage-point impact of higher commodity costs, largely due to transaction-related foreign exchange, and a 7-percentage-point impact of a gain on an asset sale in the prior year. Additionally, lower charges taken as a result of the COVID-19 pandemic and favorable foreign exchange contributed 7 percentage points and 3 percentage points, respectively, to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
AMESA
12 Weeks
Net revenue increased 63%, reflecting a 36-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of net revenue as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, as well as a 9-percentage-point impact of favorable foreign exchange, effective net pricing and organic volume growth.
Snacks unit volume grew 116%, primarily reflecting a 116-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of unit volume as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, double-digit growth in India and Pakistan and mid-single-digit growth in the Middle East, partially offset by a high-single-digit decline in South Africa (excluding our Pioneer Foods acquisition).
Beverage unit volume grew 38%, primarily reflecting a 4-percentage-point impact of our Pioneer Foods acquisition and double-digit growth in India. Additionally, the Middle East and Pakistan each experienced double-digit growth and Nigeria experienced mid-single-digit growth.
Operating profit increased 325%, primarily reflecting a 303-percentage-point impact of the prior-year merger and integration charges associated with our Pioneer Foods acquisition, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 10-percentage-point impact of higher commodity costs. Additionally, lower charges taken as a result of the COVID-19 pandemic and our Pioneer Foods acquisition contributed 6 percentage points and 3 percentage points, respectively, to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.

24 Weeks
Net revenue increased 54%, reflecting a 38-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of net revenue as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, as well as a 5.5-percentage-point impact of favorable foreign exchange, organic volume growth and effective net pricing.
Snacks unit volume grew 146%, primarily reflecting a 145-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of unit volume as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, double-digit growth in India and Pakistan and low-single-digit growth in the Middle East, partially offset by a high-single-digit decline in South Africa (excluding our Pioneer Foods acquisition).
Beverage unit volume grew 26%, primarily reflecting a 4-percentage-point impact of our Pioneer Foods acquisition and double-digit growth in India and Pakistan. Additionally, the Middle East experienced double-digit growth and Nigeria experienced mid-single-digit growth.
Operating profit increased 103%, primarily reflecting an 89-percentage-point impact of the prior-year merger and integration charges associated with our Pioneer Foods acquisition, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, a 7-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Additionally, lower charges taken as a result of the COVID-19 pandemic and our Pioneer Foods acquisition each contributed 4 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
APAC
12 Weeks
Net revenue increased 41%, reflecting a 26-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of net revenue as we aligned Be & Cheery’s reporting calendar with that of our APAC division, as well as a 9-percentage-point impact of favorable foreign exchange, organic volume growth and effective net pricing.
Snacks unit volume grew 14%, primarily reflecting a 26-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of unit volume as we aligned Be & Cheery’s reporting calendar with that of our APAC division, double-digit growth in Thailand and low-single-digit growth in Indonesia, partially offset by a double-digit decline in China (excluding our Be & Cheery acquisition), a high-single-digit decline in Taiwan and a mid-single-digit decline in Australia.
Beverage unit volume grew 23%, primarily reflecting double-digit growth in China. Additionally, Thailand experienced high-single-digit growth and the Philippines and Vietnam each experienced double-digit growth.
Operating profit increased 2%, primarily reflecting the net revenue growth and productivity savings, partially offset by higher advertising and marketing expenses and certain operating cost increases. Additionally, impairment charges associated with an equity method investment reduced operating profit growth by 11 percentage points. Favorable foreign exchange contributed 5 percentage points to operating profit growth.

24 Weeks
Net revenue increased 53%, reflecting a 34-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of net revenue as we aligned Be & Cheery’s reporting calendar with that of our APAC division, as well as organic volume growth, an 8-percentage-point impact of favorable foreign exchange and effective net pricing.
Snacks unit volume grew 33%, primarily reflecting a 34-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of unit volume as we aligned Be & Cheery’s reporting calendar with that of our APAC division, double-digit growth in Thailand and mid-single-digit growth in China (excluding our Be & Cheery acquisition) and Indonesia, partially offset by low-single-digit declines in Australia and Taiwan.
Beverage unit volume grew 19%, primarily reflecting double-digit growth in China. Additionally, the Philippines and Thailand each experienced low-single-digit growth and Vietnam experienced double-digit growth.
Operating profit increased 21%, primarily reflecting the organic volume growth, productivity savings and a 4-percentage-point contribution from our Be & Cheery acquisition, partially offset by higher advertising and marketing expenses and certain operating cost increases. Additionally, impairment charges associated with an equity method investment reduced operating profit growth by 6 percentage points. Favorable foreign exchange contributed 6 percentage points to operating profit growth.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/12/2021	6/13/2020	Change	6/12/2021	6/13/2020	Change
Other pension and retiree medical benefits income	$126	$84	$42	$246	$161	$85
Net interest expense and other	$(241)	$(235)	$(6)	$(499)	$(525)	$26
Tax rate	21.3%	23.5%		21.1%	22.4%
Net income attributable to PepsiCo (a)	$2,358	$1,646	43%	$4,072	$2,984	36%
Net income attributable to PepsiCo per common share – diluted (a)	$1.70	$1.18	44%	$2.94	$2.14	37%
(a)For the 12 and 24 weeks ended June 12, 2021, lower charges taken as a result of the COVID-19 pandemic contributed 16 percentage points and 11 percentage points, respectively, to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.
12 Weeks
Other pension and retiree medical benefits income increased $42 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 in our condensed consolidated financial statements, and the impact of discretionary plan contributions, partially offset by the decrease in the expected rate of return on plan assets.
Net interest expense and other increased $6 million primarily due to lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, lower average cash balances and lower interest rates on average cash balances. These impacts were partially offset by lower interest rates on average debt balances and lower average debt balances.
The reported tax rate decreased 2.2 percentage points, primarily reflecting prior-year non-deductible expenses related to an acquisition and a current-year tax benefit related to the completion of certain tax audits.

24 Weeks
Other pension and retiree medical benefits income increased $85 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 in our condensed consolidated financial statements, and the impact of discretionary plan contributions, partially offset by the decrease in the expected rate of return on plan assets.
Net interest expense and other decreased $26 million, primarily due to gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and lower interest rates on average debt balances. These impacts were partially offset by higher average debt balances, lower interest rates on average cash balances and lower average cash balances.
The reported tax rate decreased 1.3 percentage points, primarily reflecting a current-year tax benefit related to the completion of certain tax audits and prior-year non-deductible expenses related to an acquisition.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; costs associated with mergers, acquisitions, divestitures and other structural changes; pension and retiree medical related items; charges or adjustments related to the enactment of new laws, rules or regulations, such as significant tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; asset impairments (non-cash); and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-Q.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan and inventory fair value adjustments and merger and integration charges associated with our acquisitions (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures, and where applicable, the impact of the 53rd reporting week. Adjusting for acquisitions and divestitures reflects all mergers and acquisitions activity, including the impact of an extra month of net revenue in the 12 and 24 weeks ended June 12, 2021 as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/12/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$8,880	$10,337	$7,208	$3,129	$126	$642	$2,358
Items Affecting Comparability
Mark-to-market net impact	—	—	20	(20)	—	(4)	(16)
Restructuring and impairment charges	(2)	2	(33)	35	(1)	5	29
Merger and integration charges	(1)	1	(24)	25	—	4	21
Core, Non-GAAP Measure	$8,877	$10,340	$7,171	$3,169	$125	$647	$2,392

	12 Weeks Ended 6/13/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,088	$8,857	$6,538	$2,319	$84	$510	$1,646
Items Affecting Comparability
Mark-to-market net impact	14	(14)	31	(45)	—	(11)	(34)
Restructuring and impairment charges	(1)	1	(23)	24	1	4	21
Inventory fair value adjustments and merger and integration charges	(19)	19	(199)	218	—	13	205
Core, Non-GAAP Measure	$7,082	$8,863	$6,347	$2,516	$85	$516	$1,838

	24 Weeks Ended 6/12/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$15,551	$18,486	$13,045	$5,441	$246	$1,093	$4,072
Items Affecting Comparability
Mark-to-market net impact	36	(36)	59	(95)	—	(21)	(74)
Restructuring and impairment charges	(4)	4	(68)	72	5	13	64
Merger and integration charges	(1)	1	(14)	15	—	1	14
Core, Non-GAAP Measure	$15,582	$18,455	$13,022	$5,433	$251	$1,086	$4,076

	24 Weeks Ended 6/13/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$13,215	$16,611	$12,368	$4,243	$161	$870	$2,984
Items Affecting Comparability
Mark-to-market net impact	(24)	24	(73)	97	—	24	73
Restructuring and impairment charges	(3)	3	(53)	56	7	10	53
Inventory fair value adjustments and merger and integration charges	(19)	19	(224)	243	—	16	227
Core, Non-GAAP Measure	$13,169	$16,657	$12,018	$4,639	$168	$920	$3,337
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended					24 Weeks Ended
	6/12/2021		6/13/2020		Change	6/12/2021		6/13/2020	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.70		$1.18		44%	$2.94		$2.14	37%
Mark-to-market net impact	(0.01)		(0.02)			(0.05)		0.05
Restructuring and impairment charges	0.02		0.02			0.05		0.04
Inventory fair value adjustments and merger and integration charges	0.02		0.15			0.01		0.16
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.72	(a)	$1.32	(a)	31%	$2.94	(a)	$2.39	23%
Impact of foreign exchange translation					(4)				(2)
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					27%				21%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
To build on the successful implementation of the 2019 Productivity Plan to date, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. We now expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion, as compared to our previous estimate of pre-tax charges of approximately $2.5 billion, which included cash expenditures of approximately $1.6 billion. Plan to date through June 12, 2021, we have incurred pre-tax charges of $874 million, including cash expenditures of $622 million. For the remainder of 2021, we expect to incur pre-tax charges of approximately $400 million, including cash expenditures of approximately $300 million, with the balance to be reflected in our 2022 through 2026 financial results. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2022 and 2023 results.
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
Inventory Fair Value Adjustments and Merger and Integration Charges
In the 12 and 24 weeks ended June 12, 2021, we recorded merger and integration charges related to our acquisitions of BFY Brands, Rockstar, Pioneer Foods and Be & Cheery, as well as other transaction-

related costs. The merger and integration charges primarily include changes in the fair value of contingent consideration, liabilities to support socioeconomic programs in South Africa, employee-related costs and other integration costs.
In the 12 and 24 weeks ended June 13, 2020, we recorded inventory fair value adjustments and merger and integration charges related to our acquisitions of BFY Brands, Rockstar and Pioneer Foods. These charges primarily relate to fair value adjustments to the acquired inventory included in the acquisition-date balance sheets, liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, changes in the fair value of contingent consideration and contract termination costs.
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
Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 24 weeks ended June 12, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2020 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of June 12, 2021, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings. As of June 12, 2021, our mandatory transition tax liability was $2.9 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2020 Form 10-K for further discussion of the TCJ Act.
As of June 12, 2021, we had $4.2 billion of non-cancelable purchasing commitments, reflecting an increase of $1.9 billion from December 26, 2020, primarily due to new purchasing contracts and the timing of entering into contract renewals. For further information on our long-term contractual commitments, see “Credit Facilities and Long-Term Contractual Commitments” in “Our Liquidity and Capital Resources” in our 2020 Form 10-K.

As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We have been informed by the participating financial institutions that as of June 12, 2021 and December 26, 2020, $1.2 billion of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Operating Activities
During the 24 weeks ended June 12, 2021, net cash provided by operating activities was $2.3 billion, compared to net cash provided by operating activities of $1.5 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance and working capital comparisons, partially offset by higher net cash tax payments and higher pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
During the 24 weeks ended June 12, 2021, net cash used for investing activities was $0.1 billion, primarily reflecting net capital spending of $1.3 billion, largely offset by maturities of short-term investments with maturities of greater than three months of $1.1 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 12, 2021, net cash used for financing activities was $4.9 billion, primarily reflecting the return of operating cash flow to our shareholders primarily through dividend payments of $2.8 billion, payments of long-term debt borrowings of $1.7 billion and payments of short-term borrowings of $0.4 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and expired on June 30, 2021. In addition, on February 11, 2021, we announced a 5% increase in our annualized dividend to $4.30 per share from $4.09 per share, effective with the dividend paid in June

2021. We expect to return a total of approximately $5.9 billion to shareholders in 2021, comprised of dividends of approximately $5.8 billion and share repurchases of $106 million. We completed our share repurchase activity during the 12 weeks ended March 20, 2021 and do not expect to repurchase any additional shares for the balance of 2021.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	24 Weeks Ended
	6/12/2021	6/13/2020
Net cash provided by operating activities, GAAP measure	$2,340	$1,462
Capital spending	(1,305)	(1,188)
Sales of property, plant and equipment	22	18
Free cash flow, non-GAAP measure	$1,057	$292
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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 12, 2021, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and twenty-four weeks ended June 12, 2021 and June 13, 2020, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 12, 2021 and June 13, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 12, 2021

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
There were no changes in our internal control over financial reporting during the 12 weeks ended June 12, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the 12 weeks ended June 12, 2021, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business service models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

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
None.
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
Exhibit 99.1
364-Day Credit Agreement, dated as of May 28, 2021, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021.

Exhibit 99.2
Five-Year Credit Agreement, dated as of May 28, 2021, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 12, 2021	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 12, 2021	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)