Form 10-Q
period 2021-09-04
PEPSICO INC
filed 2021-10-05
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 4, 2021 (36 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of September 28, 2021 was 1,382,652,943.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Net Revenue	$20,189	$18,091	$54,226	$47,917
Cost of sales	9,394	8,156	24,945	21,371
Gross profit	10,795	9,935	29,281	26,546
Selling, general and administrative expenses	7,636	6,924	20,681	19,292
Operating Profit	3,159	3,011	8,600	7,254
Other pension and retiree medical benefits income	118	86	364	247
Net interest expense and other	(232)	(264)	(731)	(789)
Income before income taxes	3,045	2,833	8,233	6,712
Provision for income taxes	802	526	1,895	1,396
Net income	2,243	2,307	6,338	5,316
Less: Net income attributable to noncontrolling interests	19	16	42	41
Net Income Attributable to PepsiCo	$2,224	$2,291	$6,296	$5,275
Net Income Attributable to PepsiCo per Common Share
Basic	$1.61	$1.66	$4.56	$3.80
Diluted	$1.60	$1.65	$4.54	$3.79
Weighted-average common shares outstanding
Basic	1,382	1,384	1,381	1,387
Diluted	1,389	1,390	1,388	1,393

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Net income	$2,243	$2,307	$6,338	$5,316
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(335)	414	64	(1,136)
Net change on cash flow hedges	(21)	11	144	(37)
Net pension and retiree medical adjustments	90	(1)	141	119
Other	—	(3)	2	(3)
	(266)	421	351	(1,057)
Comprehensive income	1,977	2,728	6,689	4,259
Less: Comprehensive income attributable to noncontrolling interests	19	16	42	41
Comprehensive Income Attributable to PepsiCo	$1,958	$2,712	$6,647	$4,218

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/4/2021	9/5/2020
Operating Activities
Net income	$6,338	$5,316
Depreciation and amortization	1,863	1,731
Share-based compensation expense	215	186
Restructuring and impairment charges	129	124
Cash payments for restructuring charges	(165)	(166)
Acquisition and divestiture-related charges	12	286
Cash payments for acquisition and divestiture-related charges	(25)	(97)
Pension and retiree medical plan expenses	81	121
Pension and retiree medical plan contributions	(715)	(501)
Deferred income taxes and other tax charges and credits	261	96
Tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	190	—
Tax payments related to the TCJ Act	(309)	(78)
Change in assets and liabilities:
Accounts and notes receivable	(1,416)	(1,430)
Inventories	(579)	(549)
Prepaid expenses and other current assets	(46)	(202)
Accounts payable and other current liabilities	99	289
Income taxes payable	645	583
Other, net	56	414
Net Cash Provided by Operating Activities	6,634	6,123

Investing Activities
Capital spending	(2,276)	(2,074)
Sales of property, plant and equipment	40	26
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(28)	(6,373)
Divestitures and sales of investments in noncontrolled affiliates	158	4
Short-term investments, by original maturity:
More than three months - purchases	—	(400)
More than three months - maturities	1,135	—
Three months or less, net	(65)	23
Other investing, net	6	33
Net Cash Used for Investing Activities	(1,030)	(8,761)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/4/2021	9/5/2020
Financing Activities
Proceeds from issuances of long-term debt	—	10,564
Payments of long-term debt	(2,454)	(814)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	4,069
More than three months - payments	(397)	(1,801)
Three months or less, net	19	(11)
Cash dividends paid	(4,328)	(4,094)
Share repurchases - common	(106)	(1,543)
Proceeds from exercises of stock options	146	145
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(82)	(86)
Other financing	(19)	(18)
Net Cash (Used for)/Provided by Financing Activities	(7,221)	6,411
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(30)	(184)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(1,647)	3,589
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,254	5,570
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,607	$9,159

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$494	$431

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/4/2021	12/26/2020
ASSETS
Current Assets
Cash and cash equivalents	$6,506	$8,185
Short-term investments	344	1,366
Accounts and notes receivable, less allowance: 9/21 - $165 and 12/20 - $201	9,545	8,404
Inventories:
Raw materials and packaging	1,926	1,720
Work-in-process	178	205
Finished goods	2,260	2,247
	4,364	4,172
Prepaid expenses and other current assets	1,058	874
Assets held for sale	1,893	—
Total Current Assets	23,710	23,001
Property, plant and equipment	45,688	46,340
Accumulated depreciation	(24,431)	(24,971)
Property, Plant and Equipment, net	21,257	21,369
Amortizable Intangible Assets, net	1,584	1,703
Goodwill	18,531	18,757
Other Indefinite-Lived Intangible Assets	17,291	17,612
Investments in Noncontrolled Affiliates	2,791	2,792
Deferred Income Taxes	4,357	4,372
Other Assets	3,733	3,312
Total Assets	$93,254	$92,918

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,234	$3,780
Accounts payable and other current liabilities	20,060	19,592
Liabilities held for sale	783	—
Total Current Liabilities	25,077	23,372
Long-Term Debt Obligations	37,023	40,370
Deferred Income Taxes	4,529	4,284
Other Liabilities	10,635	11,340
Total Liabilities	77,264	79,366
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,383 and 1,380 shares, respectively)	23	23
Capital in excess of par value	3,924	3,910
Retained earnings	65,336	63,443
Accumulated other comprehensive loss	(15,125)	(15,476)
Repurchased common stock, in excess of par value (484 and 487 shares, respectively)	(38,286)	(38,446)
Total PepsiCo Common Shareholders’ Equity	15,872	13,454
Noncontrolling interests	118	98
Total Equity	15,990	13,552
Total Liabilities and Equity	$93,254	$92,918

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/4/2021		9/5/2020		9/4/2021		9/5/2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,382	$23	1,385	$23	1,380	$23	1,391	$23
Change in repurchased common stock	1	—	(2)	—	3	—	(8)	—
Balance, end of period	1,383	23	1,383	23	1,383	23	1,383	23
Capital in Excess of Par Value
Balance, beginning of period		3,863		3,772		3,910		3,886
Share-based compensation expense		70		85		215		186
Stock option exercises, RSUs and PSUs converted		—		(2)		(119)		(138)
Withholding tax on RSUs and PSUs converted		(9)		(7)		(82)		(86)
Balance, end of period		3,924		3,848		3,924		3,848
Retained Earnings
Balance, beginning of period		64,605		62,145		63,443		61,946
Cumulative effect of accounting changes		—		—		—		(34)
Net income attributable to PepsiCo		2,224		2,291		6,296		5,275
Cash dividends declared – common (a)		(1,493)		(1,423)		(4,403)		(4,174)
Balance, end of period		65,336		63,013		65,336		63,013
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,859)		(15,778)		(15,476)		(14,300)
Other comprehensive (loss)/income attributable to PepsiCo		(266)		421		351		(1,057)
Balance, end of period		(15,125)		(15,357)		(15,125)		(15,357)
Repurchased Common Stock
Balance, beginning of period	(485)	(38,333)	(482)	(37,671)	(487)	(38,446)	(476)	(36,769)
Share repurchases	—	—	(3)	(400)	(1)	(106)	(12)	(1,559)
Stock option exercises, RSUs and PSUs converted	1	46	1	27	4	265	4	284
Other	—	1	—	—	—	1	—	—
Balance, end of period	(484)	(38,286)	(484)	(38,044)	(484)	(38,286)	(484)	(38,044)
Total PepsiCo Common Shareholders’ Equity		15,872		13,483		15,872		13,483
Noncontrolling Interests
Balance, beginning of period		99		96		98		82
Net income attributable to noncontrolling interest		19		16		42		41
Distributions to noncontrolling interests		—		—		(20)		(15)
Acquisitions		—		—		—		5
Other, net		—		—		(2)		(1)
Balance, end of period		118		112		118		112
Total Equity		$15,990		$13,595		$15,990		$13,595

(a)Cash dividends declared per common share were $1.075 and $1.0225 for the 12 weeks ended September 4, 2021 and September 5, 2020, respectively, and $3.1725 and $3.00 for the 36 weeks ended September 4, 2021 and September 5, 2020, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 26, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (2020 Form 10-K). This report should be read in conjunction with our 2020 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 4, 2021 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 4, 2021 and the months of January through August are reflected in our results for the 36 weeks ended September 4, 2021.
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
Net revenue of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
FLNA	$4,653	$4,399	$13,441	$12,746
QFNA	618	608	1,839	1,906
PBNA	6,402	5,958	17,632	15,766
LatAm	2,100	1,654	5,309	4,531
Europe	3,612	3,323	8,693	7,887
AMESA (a)	1,665	1,252	4,150	2,866
APAC (b)	1,139	897	3,162	2,215
Total	$20,189	$18,091	$54,226	$47,917
(a)The increase in net revenue for the 36 weeks ended September 4, 2021 primarily reflects our acquisition of Pioneer Food Group Ltd. (Pioneer Foods). See Note 12 for further information.
(b)The increase in net revenue for the 36 weeks ended September 4, 2021 primarily reflects our acquisition of Hangzhou Haomusi Food Co., Ltd. (Be & Cheery). See Note 12 for further information.
Our primary performance obligation is the distribution and sales of beverage and food and snack products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our food and snack business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	9/4/2021		9/5/2020
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA	35%	65%	30%	70%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

	36 Weeks Ended
	9/4/2021		9/5/2020
	Beverage(a)	Food/Snack	Beverage(a)	Food/Snack
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA	35%	65%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe segments, is approximately 40% of our consolidated net revenue in each of the 12 and 36 weeks ended September 4, 2021 and September 5, 2020. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
FLNA	$1,357	$1,353	$3,979	$3,833
QFNA	106	145	384	491
PBNA	773	697	1,948	1,391
LatAm	393	250	967	700
Europe	439	480	975	977
AMESA	312	193	706	386
APAC	201	163	601	494
Total divisions	3,581	3,281	9,560	8,272
Corporate unallocated expenses (a)	(422)	(270)	(960)	(1,018)
Total	$3,159	$3,011	$8,600	$7,254
(a)In the 36 weeks ended September 4, 2021, we sold our short-term investment in a publicly traded company and recorded a pre-tax net gain of $69 million ($52 million after-tax or $0.04 per share), net of discounts, in selling, general and administrative expenses associated with this sale.
Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic. These pre-tax charges by division are as follows:

	12 Weeks Ended 9/4/2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$(1)	$—	$2	$4	$1	$6
QFNA	(1)	—	—	—	—	(1)
PBNA	(2)	(13)	8	2	(7)	(12)
LatAm	—	—	12	4	1	17
Europe	(1)	(1)	2	1	2	3
AMESA	(1)	—	1	2	1	3
APAC	—	—	1	—	1	2
Total	$(6)	$(14)	$26	$13	$(1)	$18

	12 Weeks Ended 9/5/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$—	$—	$1	$24	$16	$—	$41
QFNA	—	—	—	1	1	1	3
PBNA	3	—	1	14	12	20	50
LatAm	—	—	6	19	6	1	32
Europe	1	1	—	8	6	—	16
AMESA	—	—	—	1	2	3	6
APAC	—	—	2	(5)	1	1	(1)
Total	$4	$1	$10	$62	$44	$26	$147

	36 Weeks Ended 9/4/2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$(9)	$—	$—	$31	$20	$2	$44
QFNA	(1)	—	—	2	1	—	2
PBNA	(15)	(18)	—	27	11	(15)	(10)
LatAm	—	—	1	36	9	3	49
Europe	(1)	(1)	—	10	7	3	18
AMESA	(1)	—	(2)	1	3	4	5
APAC	—	—	—	1	1	4	6
Total	$(27)	$(19)	$(1)	$108	$52	$1	$114

	36 Weeks Ended 9/5/2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(f)	Employee Compensation Expense(c)	Employee Protection Costs(d)	Other(e)	Total
FLNA	$19	$—	$8	$124	$49	$3	$203
QFNA	2	—	—	7	2	1	12
PBNA	48	46	30	98	43	30	295
LatAm	1	—	12	35	14	4	66
Europe	5	2	10	17	14	17	65
AMESA	1	—	1	8	6	7	23
APAC	—	—	3	(3)	2	2	4
Total	$76	$48	$64	$286	$130	$64	$668
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
(c)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs. Income amounts include a social welfare relief credit of $7 million in the 12 and 36 weeks ended September 5, 2020.
(d)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(e)Includes certain reserves for property, plant and equipment, donations of cash and product, and other costs. Income amounts represent adjustments for changes in estimates of previously recorded amounts.
(f)Includes a reserve for product returns of $3 million and $19 million in the 12 and 36 weeks ended September 5, 2020, respectively. Income amount represents adjustments for changes in estimates of previously recorded amounts.

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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	6%	3%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Cost of sales	$9	$1	$13	$4
Selling, general and administrative expenses	42	59	110	112
Other pension and retiree medical benefits expense	1	1	6	8
Total restructuring and impairment charges	$52	$61	$129	$124
After-tax amount	$45	$48	$109	$101
Net income attributable to PepsiCo per common share	$(0.03)	$(0.03)	$(0.08)	$(0.07)

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	through 9/4/2021
FLNA	$2	$2	$20	$9	$156
QFNA	1	—	1	1	13
PBNA	3	29	8	32	146
LatAm	14	5	22	14	124
Europe	20	13	46	29	199
AMESA	5	2	9	9	64
APAC	1	1	2	4	56
Corporate	5	8	15	18	105
	51	60	123	116	863
Other pension and retiree medical benefits expense	1	1	6	8	63
Total	$52	$61	$129	$124	$926

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	through 9/4/2021
Severance and other employee costs	$28	$23	$77	$47	$521
Asset impairments	3	15	4	20	129
Other costs	21	23	48	57	276
Total	$52	$61	$129	$124	$926
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 4, 2021 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2020	$122	$—	$5	$127
2021 restructuring charges	77	4	48	129
Cash payments (a)	(119)	—	(46)	(165)
Non-cash charges and translation	(8)	(4)	(2)	(14)
Liability as of September 4, 2021	$72	$—	$5	$77
(a)Excludes cash expenditures of $2 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at September 4, 2021 is expected to be paid by the end of 2021.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/4/2021			12/26/2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$981	$(184)	$797	$976	$(173)	$803
Customer relationships	638	(222)	416	642	(204)	438
Brands (a)	1,164	(992)	172	1,348	(1,099)	249
Other identifiable intangibles	456	(257)	199	474	(261)	213
Total	$3,239	$(1,655)	$1,584	$3,440	$(1,737)	$1,703
(a)The change primarily reflects assets reclassified as held for sale in connection with our agreement to sell certain juice brands. See Note 12 for further information.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/26/2020	Acquisitions/(Divestitures)	Translation and Other	Balance 9/4/2021

FLNA (a)
Goodwill	$465	$(8)	$4	$461
Brands	340	—	1	341
Total	805	(8)	5	802
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA (b)
Goodwill	12,189	(216)	11	11,984
Reacquired franchise rights	7,107	—	18	7,125
Acquired franchise rights	1,536	1	4	1,541
Brands (c)	3,122	(290)	(324)	2,508
Total	23,954	(505)	(291)	23,158
LatAm
Goodwill	458	—	(10)	448
Brands	108	—	(3)	105
Total	566	—	(13)	553
Europe (b)
Goodwill	3,806	(28)	(9)	3,769
Reacquired franchise rights	496	(24)	(10)	462
Acquired franchise rights	172	—	(6)	166
Brands (c)	4,072	—	278	4,350
Total	8,546	(52)	253	8,747
AMESA
Goodwill	1,096	(2)	27	1,121
Brands	214	—	10	224
Total	1,310	(2)	37	1,345
APAC
Goodwill	554	3	2	559
Brands (c)	445	—	24	469
Total	999	3	26	1,028

Total goodwill	18,757	(251)	25	18,531
Total reacquired franchise rights	7,603	(24)	8	7,587
Total acquired franchise rights	1,708	1	(2)	1,707
Total brands	8,301	(290)	(14)	7,997
Total	$36,369	$(564)	$17	$35,822
(a)The change in acquisitions/divestitures primarily reflects our acquisition of BFY Brands, Inc. (BFY Brands).
(b)The change in acquisitions/divestitures primarily reflects assets reclassified as held for sale in connection with our agreement to sell certain juice brands. See Note 12 for further information.
(c)The change in translation and other primarily reflects the allocation of the Rockstar Energy Beverages (Rockstar) brand to the respective divisions, which was finalized in the second quarter of 2021 as part of purchase price allocation.

Note 5 - Income Taxes
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. In the 12 and 36 weeks ended September 4, 2021, no income tax adjustments related to the TRAF were recorded. In the year ended December 26, 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. In the 12 and 36 weeks ended September 5, 2020, we recorded net tax benefits of $77 million primarily related to the adoption of the TRAF in the Swiss Canton of Bern. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings. For further information and discussion of the TRAF, refer to Note 5 to our consolidated financial statements in our 2020 Form 10-K.
In the 12 weeks ended September 4, 2021, we received a final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. As a result of the analysis of the 2014 through 2016 final assessment, we have remeasured all applicable reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax expense of $112 million in the 12 and 36 weeks ended September 4, 2021.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Share-based compensation expense – equity awards	$71	$85	$215	$186
Share-based compensation expense – liability awards	3	3	7	10
Restructuring charges	(1)	—	—	—
Total	$73	$88	$222	$196
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/4/2021		9/5/2020
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.0	$133.23	1.8	$131.45
RSUs and PSUs	2.6	$131.28	2.5	$131.18
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $17 million and $19 million during the 36 weeks ended September 4, 2021 and September 5, 2020, respectively.
For the 12 weeks ended September 4, 2021 and September 5, 2020, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/4/2021	9/5/2020
Expected life	7 years	6 years
Risk-free interest rate	1.1%	0.9%
Expected volatility	14%	14%
Expected dividend yield	3.1%	3.4%
Note 7 - Pension and Retiree Medical Benefits
In 2020, we adopted an amendment, effective December 31, 2025, to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, which will decrease pre-tax pension benefits expense by approximately $70 million in 2021, primarily impacting corporate unallocated expenses. In 2020, we also approved an amendment, effective January 1, 2021, to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from the PepsiCo Employees Retirement Plan A to the PepsiCo Employees Retirement Plan I and to a newly created plan, PepsiCo Employees Retirement Plan H (Plan H), with no material impact to pre-tax pension benefits expense. In addition, in 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credits of certain participants in Plan H, which will increase pre-tax pension benefits expense by approximately $45 million in 2021, primarily impacting service cost expense. For further information on plan changes, refer to Note 7 to our consolidated financial statements in our 2020 Form 10-K.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Service cost	$119	$100	$25	$22	$8	$6
Other pension and retiree medical benefits income:
Interest cost	75	100	17	21	3	6
Expected return on plan assets	(223)	(214)	(55)	(52)	(3)	(3)
Amortization of prior service (credits)/cost	(8)	3	—	—	(2)	(3)
Amortization of net losses/(gains)	52	45	19	16	(4)	(6)
Settlement/curtailment losses	5	—	5	—	—	—
Special termination benefits	1	1	—	—	—	—
Total other pension and retiree medical benefits income	(98)	(65)	(14)	(15)	(6)	(6)
Total	$21	$35	$11	$7	$2	$—

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Service cost	$359	$300	$69	$59	$23	$17
Other pension and retiree medical benefits income:
Interest cost	224	300	49	58	10	17
Expected return on plan assets	(671)	(643)	(153)	(138)	(10)	(11)
Amortization of prior service (credits)/cost	(22)	8	(1)	—	(7)	(8)
Amortization of net losses/(gains)	155	136	51	42	(10)	(16)
Settlement/curtailment losses	5	—	10	—	—	—
Special termination benefits	6	8	—	—	—	—
Total other pension and retiree medical benefits income	(303)	(191)	(44)	(38)	(17)	(18)
Total	$56	$109	$25	$21	$6	$(1)
We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. In addition, lump sum payments may result in further settlement charges in future periods. During the 36 weeks ended September 4, 2021, we made discretionary contributions of $500 million to our U.S. defined benefit qualified plans and $25 million to our international defined benefit plans. During the 36 weeks ended September 5, 2020, we made discretionary contributions of $325 million to our U.S. defined benefit qualified plans and $14 million to our international defined benefit plans.
Note 8 - Debt Obligations
In the 36 weeks ended September 4, 2021, $1.8 billion of USD-denominated senior notes and €0.5 billion of euro-denominated senior notes matured and were paid.
As of September 4, 2021, we had no commercial paper outstanding.
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

Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 4, 2021, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Subsequent to September 4, 2021, we paid $750 million to redeem all $750 million outstanding principal amount of our 1.70% senior notes due October 2021 and terminated the associated interest rate swap with a notional amount of $250 million.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 4, 2021 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2020 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 4, 2021 was $175 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 4, 2021.
The notional amounts of our financial instruments used to hedge the above risks as of September 4, 2021 and December 26, 2020 are as follows:

	Notional Amounts(a)
	9/4/2021	12/26/2020
Commodity	$1.4	$1.1
Foreign exchange	$2.3	$1.9
Interest rate	$2.3	$3.0
Net investment (b)	$2.7	$2.7
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of September 4, 2021, approximately 2% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 3% as of December 26, 2020.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of U.S. Treasury securities and commercial paper. As of September 4, 2021, we had no investments in U.S. Treasury securities. As of December 26, 2020, we had $2.1 billion of investments in U.S. Treasury securities with $2.0 billion recorded in cash and cash equivalents and $0.1 billion in short-term investments. As of September 4, 2021, we had $258 million of investments in commercial paper recorded in cash and cash equivalents. As of December 26, 2020, we had $260 million of investments in commercial paper with $75 million recorded in cash and cash equivalents and $185 million in short-term investments. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of September 4, 2021 and December 26, 2020, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Fair Value Measurements
The fair values of our financial assets and liabilities as of September 4, 2021 and December 26, 2020 are categorized as follows:

		9/4/2021		12/26/2020
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$339	$—	$231	$—
Prepaid forward contracts (c)	2	$19	$—	$18	$—
Deferred compensation (d)	2	$—	$506	$—	$477
Contingent consideration (e)	3	$—	$840	$—	$861
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$—	$2	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$11	$25	$9	$71
Interest rate (g)	2	28	221	13	307
Commodity (h)	2	80	1	32	—
		$119	$247	$54	$378
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$5	$10	$4	$8
Commodity (h)	2	48	12	19	7
		$53	$22	$23	$15
Total derivatives at fair value (i)		$172	$269	$79	$393
Total		$530	$1,615	$328	$1,731
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
(e)In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the option to accelerate all remaining payments will be exercised and discount rates. These unobservable inputs did not materially differ from those used as of December 26, 2020. The expected annual future tax benefits range from approximately $40 million to $110 million, with an average of $70 million. The probability, in any given year, that the option to accelerate will be exercised ranges from 2 to 35 percent, with a weighted-average payment period of approximately 3 years. The discount rates range from less than 1 percent to 5 percent, with a weighted average of 4 percent. The contingent consideration measured at fair value using unobservable inputs as of September 4, 2021 is $840 million, comprised of an $861 million liability as of December

26, 2020, a fair value decrease of $19 million in the 36 weeks ended September 4, 2021, recorded in selling, general and administrative expenses, and a fair value decrease of $2 million in the 36 weeks ended September 4, 2021, recorded in goodwill as a result of the finalization of purchase price allocation.
(f)Based on London Interbank Offered Rate forward rates. The carrying amount of hedged fixed-rate debt was $0.2 billion as of September 4, 2021 and December 26, 2020, and is classified on our balance sheet within short-term debt obligations. As of September 4, 2021, fair value hedging adjustments to hedged fixed-rate debt were not material. As of December 26, 2020, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $2 million gain. As of September 4, 2021, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $4 million net loss, which is being amortized over the remaining life of the related debt obligations.
(g)Based on recently reported market transactions of spot and forward rates.
(h)Based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 4, 2021 and December 26, 2020 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value due to their short-term maturity. Our cash equivalents and short-term investments recorded at amortized cost are classified as Level 2 in the fair value hierarchy. The fair value of our debt obligations as of September 4, 2021 and December 26, 2020 was $46 billion and $50 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Foreign exchange	$(5)	$(10)	$(18)	$31	$27	$(22)
Interest rate	1	4	52	(117)	53	(102)
Commodity	(31)	(37)	11	(29)	(66)	24
Net investment	—	—	(63)	118	—	—
Total	$(35)	$(43)	$(18)	$3	$14	$(100)

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Foreign exchange	$5	$(11)	$20	$(47)	$67	$(37)
Interest rate	2	(8)	(12)	(24)	2	(73)
Commodity	(182)	120	(235)	48	(109)	40
Net investment	—	—	(71)	159	—	—
Total	$(175)	$101	$(298)	$136	$(40)	$(70)
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
Based on current market conditions, we expect to reclassify net gains of $166 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/4/2021		9/5/2020
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.61		$1.66
Net income available for PepsiCo common shareholders	$2,224	1,382	$2,291	1,384
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	6
Diluted	$2,224	1,389	$2,291	1,390
Diluted net income attributable to PepsiCo per common share	$1.60		$1.65

	36 Weeks Ended
	9/4/2021		9/5/2020
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$4.56		$3.80
Net income available for PepsiCo common shareholders	$6,296	1,381	$5,275	1,387
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	6
Diluted	$6,296	1,388	$5,275	1,393
Diluted net income attributable to PepsiCo per common share	$4.54		$3.79
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 36 weeks ended September 4, 2021 and September 5, 2020.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 26, 2020 (a)	$(11,940)	$4	$(3,520)	$(20)	$(15,476)
Other comprehensive income/(loss) before reclassifications (b)	128	97	(20)	—	205
Amounts reclassified from accumulated other comprehensive loss	18	(1)	52	—	69
Net other comprehensive income	146	96	32	—	274
Tax amounts	(15)	(24)	(5)	—	(44)
Balance as of March 20, 2021 (a)	$(11,809)	$76	$(3,493)	$(20)	$(15,246)
Other comprehensive income/(loss) before reclassifications (c)	255	175	(28)	2	404
Amounts reclassified from accumulated other comprehensive loss	—	(53)	57	—	4
Net other comprehensive income	255	122	29	2	408
Tax amounts	13	(29)	(5)	—	(21)
Balance as of June 12, 2021 (a)	$(11,541)	$169	$(3,469)	$(18)	$(14,859)
Other comprehensive (loss)/income before reclassifications (d)	(319)	(45)	49	—	(315)
Amounts reclassified from accumulated other comprehensive loss	—	14	67	—	81
Net other comprehensive (loss)/income	(319)	(31)	116	—	(234)
Tax amounts	(16)	10	(26)	—	(32)
Balance as of September 4, 2021 (a)	$(11,876)	$148	$(3,379)	$(18)	$(15,125)
(a)Pension and retiree medical amounts are net of taxes of $1,514 million as of December 26, 2020, $1,509 million as of March 20, 2021,$1,504 million as of June 12, 2021 and $1,478 million as of September 4, 2021.
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, Pound sterling and Russian ruble.
(c)Currency translation adjustment primarily reflects appreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Canadian dollar, South African rand and Pound sterling.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (a)	$(11,290)	$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive (loss)/income before reclassifications (b)	(735)	(236)	21	1	(949)
Amounts reclassified from accumulated other comprehensive loss	—	157	50	—	207
Net other comprehensive (loss)/income	(735)	(79)	71	1	(742)
Tax amounts	(19)	18	(14)	—	(15)
Balance as of March 21, 2020 (a)	$(12,044)	$(64)	$(2,931)	$(18)	$(15,057)
Other comprehensive (loss)/income before reclassifications (c)	(827)	144	25	(1)	(659)
Amounts reclassified from accumulated other comprehensive loss	—	(127)	57	—	(70)
Net other comprehensive (loss)/income	(827)	17	82	(1)	(729)
Tax amounts	31	(4)	(19)	—	8
Balance as of June 13, 2020 (a)	$(12,840)	$(51)	$(2,868)	$(19)	$(15,778)
Other comprehensive income/(loss) before reclassifications (d)	385	115	(59)	(3)	438
Amounts reclassified from accumulated other comprehensive loss	—	(100)	55	—	(45)
Net other comprehensive income/(loss)	385	15	(4)	(3)	393
Tax amounts	29	(4)	3	—	28
Balance as of September 5, 2020 (a)	$(12,426)	$(40)	$(2,869)	$(22)	$(15,357)
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

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$—	$—	$18	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$2	$—	$6	$—	Net revenue
Foreign exchange contracts	25	(22)	61	(37)	Cost of sales
Interest rate derivatives	53	(102)	2	(73)	Selling, general and administrative expenses
Commodity contracts	(65)	22	(108)	36	Cost of sales
Commodity contracts	(1)	2	(1)	4	Selling, general and administrative expenses
Net losses/(gains) before tax	14	(100)	(40)	(70)
Tax amounts	(3)	25	10	17
Net losses/(gains) after tax	$11	$(75)	$(30)	$(53)

Pension and retiree medical items:
Amortization of prior service credits	$(10)	$—	$(30)	$—	Other pension and retiree medical benefits income
Amortization of net losses	67	55	196	162	Other pension and retiree medical benefits income
Settlement losses	10	—	10	—	Other pension and retiree medical benefits income
Net losses before tax	67	55	176	162
Tax amounts	(14)	(12)	(37)	(34)
Net losses after tax	$53	$43	$139	$128

Total net losses/(gains) reclassified, net of tax	$64	$(32)	$127	$75
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
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 7.8 billion South African rand, or approximately $0.4 billion as of the acquisition date, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.3 billion South African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition. This commitment was recorded in selling, general and administrative expenses primarily in the year ended December 26, 2020 and is expected to be settled primarily in the fourth quarter of 2021 or early 2022. The remaining commitment of 5.5 billion South African rand, or approximately $0.3 billion as of the acquisition date, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
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
We accounted for the 2020 transactions as business combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the respective dates of acquisition. The purchase price allocations for each of the 2020 acquisitions were finalized in the 12 weeks ended June 12, 2021. The fair value of identifiable assets acquired and liabilities assumed in the acquisitions of Pioneer Foods, Rockstar and Be & Cheery and the resulting goodwill as of the respective acquisition dates is summarized as follows:

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
Juice Transaction
On August 2, 2021, we entered into an agreement with PAI Partners to sell Tropicana, Naked and other select juice brands across North America, and an irrevocable option to sell certain juice businesses in Europe, which will result in combined pre-tax cash proceeds of approximately $3.3 billion while retaining a 39% noncontrolling interest in a newly formed joint venture (Juice Transaction). After the transaction closes, in the United States, PepsiCo will act as the exclusive distributor for the joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. The purchase price will be adjusted for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement. The financial statement impacts of the Juice Transaction will be recorded in the PBNA and Europe segments and in corporate unallocated expenses.
We have reclassified $1.9 billion of assets, primarily accounts receivable, net, and inventories of $0.7 billion, goodwill and other intangible assets of $0.6 billion and property, plant and equipment of $0.5 billion, and liabilities of $0.8 billion, primarily accounts payable and other liabilities of $0.6 billion and deferred income taxes of $0.2 billion, related to the Juice Transaction as held for sale in our condensed consolidated balance sheet as of September 4, 2021.
The Juice Transaction is expected to close in late 2021 or early 2022, subject to customary conditions, including works council consultations and regulatory approvals. The Juice Transaction does not meet the criteria to be classified as discontinued operations.
Acquisition and Divestiture-Related Charges
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020
Cost of sales	$—	$11	$1	$30
Selling, general and administrative expenses (a)	(3)	32	11	256
Total	$(3)	$43	$12	$286
After-tax amount	$(2)	$27	$12	$254
Net income attributable to PepsiCo per common share	$—	$(0.02)	$(0.01)	$(0.18)
(a)The income amount primarily relates to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales), merger and integration charges and costs associated with divestitures (recorded in selling, general and administrative expenses). Merger and integration charges include liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, changes in the fair value of contingent consideration, contract termination costs and other integration costs.
Acquisition and divestiture-related charges by division are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/4/2021	9/5/2020	9/4/2021	9/5/2020	Transaction
FLNA	$—	$1	$2	$26	BFY Brands
PBNA	—	17	2	60	Rockstar
AMESA	1	10	8	169	Pioneer Foods
APAC	—	5	3	5	Be & Cheery
Corporate (a)	(4)	10	(3)	26	Rockstar, Juice Transaction
Total	$(3)	$43	$12	$286
(a)     Income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.

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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the impact of COVID-19; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s supply chain, including cost inflation in raw materials, packaging and commodities; political or social conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers; climate change or measures to address climate change; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance that can result in an impairment charge; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging of PepsiCo’s products; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; and potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2020 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
COVID-19
Our global operations continue to expose us to risks associated with the COVID-19 pandemic, which continues to result in challenging operating environments and has affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold. Travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures continue in many of these markets. These measures have impacted and will continue to impact us, our customers (including foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business, which may continue to result in changes in demand for our products, increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, including expanded benefits and frontline incentives, costs associated with the provision of personal protective equipment and increased sanitation, or otherwise), or adverse impacts to our supply chain through labor shortages, raw material shortages or reduced availability of air or other commercial transport, port closures or border restrictions, any of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties to do the same, may continue to impact the availability or productivity of our and their employees, many of whom are not able to perform their job functions remotely.
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
Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty (including supply chain disruptions and labor shortages), can adversely affect our customers’ and business partners’ financial condition, which can result in bankruptcy filings and/or an inability to pay for our products, reduced or canceled orders of our products, continued or additional closing of restaurants, stores, entertainment or sports complexes, schools or other venues in which our products are sold, or reduced capacity at any of the foregoing, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition have also resulted and may continue to result in our recording additional charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice and vending and other equipment, or prepaid expenses. In addition, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence and spread of new variants of the virus, including the delta variant, the likelihood of a resurgence of positive cases, the development, availability and public acceptance of effective treatments and vaccines, the speed at which such vaccines are administered, the efficacy of current vaccines against evolving strains or variants of the virus, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. During the 12 weeks ended September 4, 2021, we experienced higher than anticipated transportation and commodity costs, which we expect to continue for the remainder of 2021. A number of external factors, including the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2020 Form 10-K for further information on how we manage our exposure to commodity prices.
Risks Associated with International Operations
In the 12 weeks ended September 4, 2021, substantially all of our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 4, 2021, substantially all of our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 4, 2021, our operations outside of the United States generated 43% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom and South Africa comprising approximately 22% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 4, 2021, favorable foreign exchange contributed 2 percentage points to net revenue growth, primarily due to appreciation in the Mexican peso, South African rand and Canadian dollar. In the 36 weeks ended September 4, 2021, favorable foreign exchange contributed 2 percentage points to net revenue growth, primarily due to appreciation in the Mexican peso, Canadian dollar and euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 4, 2021 and December 26, 2020 and Note 9 to our consolidated financial statements in our 2020 Form 10-K for a discussion of these items.

Imposition of Taxes and Regulations on our Products
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). In addition, COVID-19 has resulted in increased regulatory focus on labeling in certain jurisdictions, including in Mexico which enacted product labeling requirements and limitations on the marketing of certain of our products as a result of ingredients or substances contained in such products. Further, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging, encourage waste reduction and increased recycling rates or facilitate the waste management process or restrict the sale of products in certain packaging.
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
We report substantially all of our international volume on a monthly calendar basis. The 12 weeks ended September 4, 2021 include volume outside of North America for the months of June, July and August. The 36 weeks ended September 4, 2021 include volume outside of North America for the months of January through August.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/4/2021	9/5/2020	Change	9/4/2021	9/5/2020	Change
Net revenue	$20,189	$18,091	12%	$54,226	$47,917	13%
Operating profit	$3,159	$3,011	5%	$8,600	$7,254	19%
Operating margin	15.6%	16.6%	(1.0)	15.9%	15.1%	0.8
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit grew 5% and operating margin declined 1 percentage point. Operating profit growth was primarily driven by the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 14-percentage-point impact of higher commodity costs. The operating margin decline primarily reflects higher commodity costs and certain operating cost increases, including incremental transportation costs.
Higher mark-to-market losses on commodity derivatives included in “Items Affecting Comparability” reduced operating profit growth by 3 percentage points. Additionally, lower charges taken as a result of the COVID-19 pandemic compared to the prior year contributed 4 percentage points to operating profit growth.
36 Weeks
Operating profit grew 19% and operating margin improved 0.8 percentage point. Operating profit growth was primarily driven by the net revenue growth and productivity savings, partially offset by certain operating cost increases, a 10-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
Lower acquisition and divestiture-related charges included in “Items Affecting Comparability” contributed 4 percentage points to operating profit growth. Additionally, lower charges taken as a result of the COVID-19 pandemic compared to the prior year contributed 7 percentage points to operating profit growth.
Juice Transaction
During the 12 weeks ended September 4, 2021, we entered into an agreement with PAI Partners to sell Tropicana, Naked and other select juice brands across North America, and an irrevocable option to sell certain juice businesses in Europe, while retaining a 39% noncontrolling interest in a newly formed joint venture. After the transaction closes, in the United States, PepsiCo will act as the exclusive distributor for the joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. This transaction is expected to close in late 2021 or early 2022, subject to customary conditions, including works council consultations and regulatory approvals. See Note 12 to our condensed consolidated financial statements for further information. These juice businesses delivered approximately $3 billion in net revenue in 2020.

Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 4, 2021 and the months of January through August are reflected in our results for the 36 weeks ended September 4, 2021.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 9/4/2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	6%	(0.5)	—	5%	1	4
QFNA	2%	(1)	—	1%	(4)	4.5
PBNA	7%	(0.5)	—	7%	3	4
LatAm	27%	(8)	—	19%	6	13
Europe	9%	—	—	8%	6	2.5
AMESA	33%	(8)	(5)	20%	12	8
APAC	27%	(7)	(5)	15%	12	3
Total	12%	(2)	(1)	9%	4	5

	36 Weeks Ended 9/4/2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	5.5%	(1)	—	5%	1	4
QFNA	(3.5)%	(1)	—	(4)%	(10)	5
PBNA	12%	(1)	(2)	10%	5	5
LatAm	17%	(4)	—	13%	4	10
Europe	10%	(1)	—	9%	6	2.5
AMESA	45%	(7)	(24)	14%	8	5.5
APAC	43%	(8)	(22)	13%	10	3
Total	13%	(2)	(3)	8%	4	5
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures, including the impact, in the 36 weeks ended September 4, 2021, of an extra month of volume for our acquisitions of Pioneer Foods in our AMESA division and Be & Cheery in our APAC division as we aligned the reporting calendars of these acquisitions with those of our divisions. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to product mix, nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/4/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$1,357	$—	$2	$—	$1,359
QFNA	106	—	1	—	107
PBNA	773	—	3	—	776
LatAm	393	—	14	—	407
Europe	439	—	20	—	459
AMESA	312	—	5	1	318
APAC	201	—	1	—	202
Corporate unallocated expenses	(422)	34	5	(4)	(387)
Total	$3,159	$34	$51	$(3)	$3,241

	12 Weeks Ended 9/5/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core, Non-GAAP Measure(b)
FLNA	$1,353	$—	$2	$1	$1,356
QFNA	145	—	—	—	145
PBNA	697	—	29	17	743
LatAm	250	—	5	—	255
Europe	480	—	13	—	493
AMESA	193	—	2	10	205
APAC	163	—	1	5	169
Corporate unallocated expenses	(270)	(71)	8	10	(323)
Total	$3,011	$(71)	$60	$43	$3,043

	36 Weeks Ended 9/4/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$3,979	$—	$20	$2	$4,001
QFNA	384	—	1	—	385
PBNA	1,948	—	8	2	1,958
LatAm	967	—	22	—	989
Europe	975	—	46	—	1,021
AMESA	706	—	9	8	723
APAC	601	—	2	3	606
Corporate unallocated expenses	(960)	(61)	15	(3)	(1,009)
Total	$8,600	$(61)	$123	$12	$8,674

	36 Weeks Ended 9/5/2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core, Non-GAAP Measure(b)
FLNA	$3,833	$—	$9	$26	$3,868
QFNA	491	—	1	—	492
PBNA	1,391	—	32	60	1,483
LatAm	700	—	14	—	714
Europe	977	—	29	—	1,006
AMESA	386	—	9	169	564
APAC	494	—	4	5	503
Corporate unallocated expenses	(1,018)	26	18	26	(948)
Total	$7,254	$26	$116	$286	$7,682
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.
(c)The income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/4/2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	—%	—	—	—	—%	—	—%
QFNA	(27)%	—	—	—	(27)%	—	(27)%
PBNA	11%	—	(4)	(2.5)	4%	(1)	4%
LatAm	57%	—	3	—	60%	(13)	47%
Europe	(8)%	—	2	—	(7)%	—	(7)%
AMESA	63%	—	3	(10)	56%	(3.5)	52%
APAC	23%	—	—	(4)	20%	(3)	16%
Corporate unallocated expenses	57%	(44)	1	6	20%	—	20%
Total	5%	3	—	(1.5)	6%	(2)	5%

	36 Weeks Ended 9/4/2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4%	—	—	(1)	3%	(0.5)	3%
QFNA	(22)%	—	—	—	(22)%	—	(22)%
PBNA	40%	—	(2)	(6)	32%	(1)	31%
LatAm	38%	—	—	—	39%	(7)	32%
Europe	—%	—	2	—	2%	(2)	—%
AMESA	83%	—	—	(55)	28%	(2)	26%
APAC	22%	—	(1)	(1)	20%	(5)	16%
Corporate unallocated expenses	(6)%	9	—	3	7%	—	7%
Total	19%	(1)	—	(4)	13%	(2)	11%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 6%, primarily driven by effective net pricing and organic volume growth. Unit volume grew 1%, primarily reflecting double-digit growth in variety packs and high-single-digit growth in trademark Ruffles, partially offset by a low-single-digit decline in trademark Lay’s and a mid-single-digit decline in trademark Tostitos.
Operating profit increased slightly, primarily reflecting the net revenue growth, productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were largely offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 5-percentage-point impact of higher commodity costs, primarily packaging material and cooking oil.
36 Weeks
Net revenue grew 5.5%, primarily driven by effective net pricing and organic volume growth. Unit volume grew 1%, primarily reflecting the impact of our BFY Brands acquisition in the first quarter of 2020 and double-digit growth in variety packs, partially offset by a mid-single-digit decline in trademark Tostitos and a low-single-digit decline in trademark Lay’s.
Operating profit increased 4%, primarily reflecting the net revenue growth, productivity savings and a 4- percentage-point impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were partially offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 3-percentage-point impact of higher commodity costs, primarily packaging material and cooking oil.
QFNA
12 Weeks
Net revenue grew 2% and unit volume declined 4%. The net revenue growth primarily reflects effective net pricing, partially offset by a decrease in organic volume. The unit volume decline was primarily driven by a double-digit decline in pancake syrup and mix, a high-single-digit decline in ready-to-eat cereals and a low-single-digit decline in oatmeal, partially offset by growth in Cheetos macaroni and cheese, which was introduced in the third quarter of 2020.
Operating profit declined 27%, primarily reflecting certain operating cost increases, including incremental transportation costs, and a 10-percentage-point impact of higher commodity costs, partially offset by productivity savings and the effective net pricing.
The impact of the COVID-19 pandemic contributed to a current-year decrease in consumer demand, which had a negative impact on net revenue, unit volume and operating profit performance compared to the significant COVID-19-related surge in demand in the prior year.
36 Weeks
Net revenue declined 3.5% and unit volume declined 10%. The net revenue decline primarily reflects a decrease in organic volume, partially offset by effective net pricing. The unit volume decline was driven by double-digit declines in oatmeal, pancake syrup and mix, and ready-to-eat cereals, partially offset by the growth in Cheetos macaroni and cheese, which was introduced in the third quarter of 2020, and double-digit growth in lite snacks.

Operating profit declined 22%, primarily reflecting certain operating cost increases, including incremental transportation costs, the net revenue performance and a 5-percentage-point impact of higher commodity costs, partially offset by productivity savings.
The impact of the COVID-19 pandemic contributed to a current-year decrease in consumer demand, which had a negative impact on net revenue, unit volume and operating profit performance compared to the significant COVID-19-related surge in demand in the prior year.
PBNA
12 Weeks
Net revenue increased 7%, primarily driven by effective net pricing and an increase in organic volume. Unit volume increased 3%, driven by a 3% increase in carbonated soft drink (CSD) volume and a 2% increase in non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected double-digit increases in our overall water portfolio and our energy portfolio, partially offset by a double-digit decrease in Gatorade sports drinks.
Operating profit increased 11%, reflecting the net revenue growth, an 8-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, and a 13-percentage-point impact of higher commodity costs. Additionally, prior-year impairment charges associated with a coconut water brand contributed 5.5 percentage points to operating profit growth.
36 Weeks
Net revenue increased 12%, primarily driven by effective net pricing and an increase in organic volume. Unit volume increased 5%, driven by a 4% increase in CSD volume and a 7% increase in NCB volume. The NCB volume increase primarily reflected double-digit increases in our overall water portfolio and our energy portfolio and a mid-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 40%, reflecting the net revenue growth, a 21-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, an 11-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Higher prior-year acquisition and divestiture-related charges contributed 6 percentage points to operating profit growth. Additionally, favorable settlements of promotional spending accruals compared to the prior year, acquisitions, and the prior-year impairment charges associated with a coconut water brand each contributed 3 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
LatAm
12 Weeks
Net revenue increased 27%, reflecting effective net pricing, an 8-percentage-point impact of favorable foreign exchange and organic volume growth.
Snacks unit volume grew 5%, primarily reflecting mid-single-digit growth in Mexico and Brazil.
Beverage unit volume grew 9%, primarily reflecting double-digit-growth in Chile, Honduras and Argentina and high-single-digit growth in Guatemala. Additionally, Mexico experienced mid-single-digit growth and Brazil experienced low-single-digit growth.

Operating profit increased 57%, primarily reflecting the net revenue growth, productivity savings and a 13-percentage-point impact of favorable foreign exchange. These impacts were partially offset by certain operating cost increases, a 31-percentage-point impact of higher commodity costs, higher advertising and marketing expenses and a 7-percentage-point impact of an insurance settlement recovery in the prior year associated with a production facility fire in Mexico in 2018. A current-year recognition of certain indirect tax credits in Brazil contributed 22 percentage points to operating profit growth. Additionally, lower charges taken as a result of the COVID-19 pandemic contributed 6 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
36 Weeks
Net revenue increased 17%, reflecting effective net pricing, a 4-percentage-point impact of favorable foreign exchange and organic volume growth.
Snacks unit volume grew 3%, primarily reflecting mid-single-digit growth in Brazil.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Chile and Argentina and high-single-digit growth in Guatemala. Additionally, Mexico experienced mid-single-digit growth, Brazil grew slightly and Honduras experienced high-single-digit growth.
Operating profit increased 38%, primarily reflecting the net revenue growth, productivity savings and a 7-percentage-point impact of favorable foreign exchange. These impacts were partially offset by certain operating cost increases, a 28-percentage-point impact of higher commodity costs, higher advertising and marketing expenses and a 3-percentage-point impact of an insurance settlement recovery in the prior year associated with a production facility fire in Mexico in 2018. A current-year recognition of certain indirect tax credits in Brazil contributed 9 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
Europe
12 Weeks
Net revenue increased 9%, primarily reflecting organic volume growth and effective net pricing.
Snacks unit volume grew 5%, primarily reflecting high-single-digit growth in Russia and double-digit growth in Turkey, partially offset by low-single-digit declines in the United Kingdom, France and the Netherlands. Additionally, Poland experienced low-single-digit growth and Spain experienced mid-single-digit growth.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Russia and Turkey, partially offset by a mid-single-digit decline in Germany and a low-single-digit decline in France. Additionally, the United Kingdom experienced mid-single-digit growth.
Operating profit decreased 8%, primarily reflecting certain operating cost increases and a 25-percentage-point impact of higher commodity costs, partially offset by the net revenue growth and productivity savings. Additionally, favorable settlements of promotional spending accruals compared to the prior year and lower charges taken as a result of the COVID-19 pandemic positively contributed 4 percentage points and 3 percentage points, respectively, to operating profit performance.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue and unit volume performance.

36 Weeks
Net revenue increased 10%, primarily reflecting organic volume growth and effective net pricing.
Snacks unit volume grew 5%, primarily reflecting double-digit growth in Turkey and high-single-digit growth in Russia, partially offset by low-single-digit declines in the United Kingdom and Spain. Additionally, the Netherlands and France experienced low-single-digit growth and Poland experienced mid-single-digit growth.
Beverage unit volume grew 11%, primarily reflecting double-digit growth in Russia, Turkey and France. Additionally, Germany experienced mid-single-digit growth and the United Kingdom experienced high-single-digit growth.
Operating profit was flat, primarily reflecting certain operating cost increases, a 23-percentage-point impact of higher commodity costs and a 3.5-percentage-point impact of a gain on an asset sale in the prior year, offset by the net revenue growth and productivity savings. Additionally, lower charges taken as a result of the COVID-19 pandemic and favorable settlements of promotional spending accruals compared to the prior year positively contributed 5 percentage points and 3 percentage points, respectively, to operating profit performance.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue and unit volume performance.
AMESA
12 Weeks
Net revenue increased 33%, reflecting organic volume growth, effective net pricing, an 8-percentage-point impact of favorable foreign exchange and a 5-percentage-point impact of acquisitions.
Snacks unit volume grew 5%, primarily reflecting double-digit growth in India, the Middle East and Pakistan. Additionally, South Africa experienced low-single-digit growth.
Beverage unit volume grew 19%, primarily reflecting double-digit growth in India. Additionally, the Middle East, Pakistan and Nigeria each experienced double-digit growth.
Operating profit increased 63%, primarily reflecting the net revenue growth, productivity savings and a 10-percentage-point impact of the prior-year acquisition and divestiture-related charges associated with our Pioneer Foods acquisition. These impacts were partially offset by certain operating cost increases, a 13-percentage-point impact of higher commodity costs and higher advertising and marketing expenses.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
36 Weeks
Net revenue increased 45%, reflecting a 22-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of net revenue as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, as well as organic volume growth and effective net pricing. Favorable foreign exchange contributed 7 percentage points to net revenue growth.
Snacks unit volume grew 64%, primarily reflecting a 61-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of unit volume as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, double-digit growth in India and Pakistan and mid- single-digit growth in the Middle East, partially offset by a low-single-digit decline in South Africa (excluding our Pioneer Foods acquisition).

Beverage unit volume grew 23%, primarily reflecting double-digit growth in India and Pakistan. Additionally, the Middle East experienced double-digit growth and Nigeria experienced high-single-digit growth.
Operating profit increased 83%, primarily reflecting a 55-percentage-point impact of the prior-year acquisition and divestiture-related charges associated with our Pioneer Foods acquisition, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, a 9-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Additionally, lower charges taken as a result of the COVID-19 pandemic and our Pioneer Foods acquisition each contributed 3 percentage points to operating profit growth.
The recovery from the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
APAC
12 Weeks
Net revenue increased 27%, primarily reflecting organic volume growth, a 7-percentage-point impact of favorable foreign exchange and effective net pricing. Our Be & Cheery acquisition contributed 5 percentage points to net revenue growth.
Snacks unit volume grew 9%, primarily reflecting double-digit growth in China and Thailand. Additionally, Australia experienced mid-single-digit growth and Indonesia and Taiwan each experienced low-single-digit growth. Our Be & Cheery acquisition contributed 4 percentage points to unit volume growth.
Beverage unit volume grew 9%, primarily reflecting double-digit growth in China, partially offset by a double-digit decline in Vietnam and a slight decline in Thailand. Additionally, the Philippines experienced low-single-digit growth.
Operating profit increased 23%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, the impact of lower acquisition and divestiture-related charges compared to the prior year associated with our Be & Cheery acquisition and favorable foreign exchange contributed 4 percentage points and 3 percentage points, respectively, to operating profit growth.
36 Weeks
Net revenue increased 43%, reflecting a 22-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of net revenue compared to the prior year as we aligned Be & Cheery’s reporting calendar with that of our APAC division, as well as organic volume growth, an 8-percentage-point impact of favorable foreign exchange and effective net pricing.
Snacks unit volume grew 23%, primarily reflecting a 23-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of unit volume as we aligned Be & Cheery’s reporting calendar with that of our APAC division, and double-digit growth in China (excluding our Be & Cheery acquisition) and Thailand. Additionally, Australia experienced slight growth, Taiwan experienced low-single-digit growth and Indonesia experienced mid-single-digit growth.
Beverage unit volume grew 15%, primarily reflecting double-digit growth in China. Additionally, Vietnam, the Philippines and Thailand each experienced low-single-digit growth.
Operating profit increased 22%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point contribution from our Be & Cheery acquisition, partially offset by higher advertising and marketing expenses and certain operating cost increases. Additionally, impairment charges associated with an equity method investment reduced operating profit growth by 4 percentage points. Favorable foreign exchange contributed 5 percentage points to operating profit growth.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/4/2021	9/5/2020	Change	9/4/2021	9/5/2020	Change
Other pension and retiree medical benefits income	$118	$86	$32	$364	$247	$117
Net interest expense and other	$(232)	$(264)	$32	$(731)	$(789)	$58
Tax rate	26.3%	18.6%		23.0%	20.8%
Net income attributable to PepsiCo (a)	$2,224	$2,291	(3)%	$6,296	$5,275	19%
Net income attributable to PepsiCo per common share – diluted (a)	$1.60	$1.65	(3)%	$4.54	$3.79	20%
(a)For the 12 and 36 weeks ended September 4, 2021, lower charges taken as a result of the COVID-19 pandemic contributed 4 percentage points and 8 percentage points, respectively, to both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance.
12 Weeks
Other pension and retiree medical benefits income increased $32 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 in our condensed consolidated financial statements, and the impact of discretionary plan contributions, partially offset by a decrease in the expected rate of return on plan assets.
Net interest expense and other decreased $32 million, primarily due to lower average debt balances, lower rates on average debt balances and higher rates on average cash balances. These impacts were partially offset by lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, as well as lower average cash balances.
The reported tax rate increased 7.7 percentage points, primarily reflecting a remeasurement of all applicable reserves for uncertain tax positions as a result of the IRS audit for the tax years 2014 through 2016, including a 6-percentage-point impact from correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, as well as the prior-year impact of net tax benefits related to the TRAF. See Note 5 to our condensed consolidated financial statements for further information.
36 Weeks
Other pension and retiree medical benefits income increased $117 million, primarily reflecting the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 in our condensed consolidated financial statements, and the impact of discretionary plan contributions, partially offset by a decrease in the expected rate of return on plan assets.
Net interest expense and other decreased $58 million, primarily due to lower rates on average debt balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability. These impacts were partially offset by higher average debt balances, lower average cash balances and lower rates on average cash balances.
The reported tax rate increased 2.2 percentage points, primarily reflecting a remeasurement of all applicable reserves for uncertain tax positions as a result of the IRS audit for the tax years 2014 through 2016, including a 2-percentage-point impact from correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, as well as the prior-year impact of net tax benefits related to the TRAF. See Note 5 to our condensed consolidated financial statements for further information.

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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, costs associated with our acquisitions and divestitures and tax expense related to the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.

Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures, and where applicable, the impact of the 53rd reporting week. Adjusting for acquisitions and divestitures reflects all mergers and acquisitions activity, including the impact, in the 36 weeks ended September 4, 2021, of an extra month of net revenue for our acquisitions of Pioneer Foods in our AMESA division and Be & Cheery in our APAC division as we aligned the reporting calendars of these acquisitions with those of our divisions, divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/4/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$9,394	$10,795	$7,636	$3,159	$118	$802	$2,224
Items Affecting Comparability
Mark-to-market net impact	(15)	15	(19)	34	—	8	26
Restructuring and impairment charges	(9)	9	(42)	51	1	7	45
Acquisition and divestiture-related charges	—	—	3	(3)	—	(1)	(2)
Tax expense related to the TCJ Act	—	—	—	—	—	(190)	190
Core, Non-GAAP Measure	$9,370	$10,819	$7,578	$3,241	$119	$626	$2,483

	12 Weeks Ended 9/5/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$8,156	$9,935	$6,924	$3,011	$86	$526	$2,291
Items Affecting Comparability
Mark-to-market net impact	38	(38)	33	(71)	—	(16)	(55)
Restructuring and impairment charges	(1)	1	(59)	60	1	13	48
Acquisition and divestiture-related charges	(11)	11	(32)	43	—	16	27
Core, Non-GAAP Measure	$8,182	$9,909	$6,866	$3,043	$87	$539	$2,311

	36 Weeks Ended 9/4/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$24,945	$29,281	$20,681	$8,600	$364	$1,895	$6,296
Items Affecting Comparability
Mark-to-market net impact	21	(21)	40	(61)	—	(13)	(48)
Restructuring and impairment charges	(13)	13	(110)	123	6	20	109
Acquisition and divestiture-related charges	(1)	1	(11)	12	—	—	12
Tax expense related to the TCJ Act	—	—	—	—	—	(190)	190
Core, Non-GAAP Measure	$24,952	$29,274	$20,600	$8,674	$370	$1,712	$6,559

	36 Weeks Ended 9/5/2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$21,371	$26,546	$19,292	$7,254	$247	$1,396	$5,275
Items Affecting Comparability
Mark-to-market net impact	14	(14)	(40)	26	—	8	18
Restructuring and impairment charges	(4)	4	(112)	116	8	23	101
Acquisition and divestiture-related charges	(30)	30	(256)	286	—	32	254
Core, Non-GAAP Measure	$21,351	$26,566	$18,884	$7,682	$255	$1,459	$5,648
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				36 Weeks Ended
	9/4/2021	9/5/2020	Change		9/4/2021		9/5/2020	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.60	$1.65	(3)%		$4.54		$3.79	20%
Mark-to-market net impact	0.02	(0.04)			(0.03)		0.01
Restructuring and impairment charges	0.03	0.03			0.08		0.07
Acquisition and divestiture-related charges	—	0.02			0.01		0.18
Tax expense related to the TCJ Act	0.14	—			0.14		—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.79	$1.66	8%		$4.73	(a)	$4.05	17%
Impact of foreign exchange translation			(2)					(2)
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure			5.5%	(a)				15%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
To build on the successful implementation of the 2019 Productivity Plan to date, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. We now expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion, as compared to our previous estimate of pre-tax charges of approximately $2.5 billion, which included cash expenditures of approximately $1.6 billion. Plan to date through September 4, 2021, we have incurred pre-tax charges of $926 million, including cash expenditures of $685 million. For the remainder of 2021, we expect to incur pre-tax charges and cash expenditures of approximately $150 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2022 and 2023 financial results, with the balance to be incurred through 2026.
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
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets, merger and integration charges and costs associated with divestitures. Merger and integration charges include liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, changes in the fair value of contingent consideration, contract termination costs and other integration costs.
See Note 12 to our condensed consolidated financial statements for further information.
Tax Expense Related to the TCJ Act
Tax expense related to the TCJ Act reflects adjustments to the mandatory transition tax liability under the TCJ Act.
See Note 5 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of cash available to fund cash outflows, such as our anticipated dividend payments, debt repayments, payments for acquisitions, including the contingent consideration related to Rockstar, and the mandatory transition tax liability under the TCJ Act, include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, cash and cash equivalents, and expected pre-tax cash proceeds of approximately $3.3 billion from the Juice Transaction, which is expected to close in late 2021 or early 2022. We expect to use the proceeds from the Juice Transaction primarily to strengthen our balance sheet and to make organic investments in the business. See “Our Business Risks” and Note 8 and Note 12 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2020 Form 10-K for further information.
Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 36 weeks ended September 4, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2020 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of September 4, 2021, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a mandatory transition tax on undistributed international earnings. As of September 4, 2021, our mandatory transition tax liability was $2.9 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2020 Form 10-K for further discussion of the TCJ Act.
As of September 4, 2021, we had $3.8 billion of non-cancelable purchasing commitments, reflecting an increase of $1.5 billion from December 26, 2020, primarily due to new purchasing contracts and the timing of entering into contract renewals. For further information on our long-term contractual commitments, see “Credit Facilities and Long-Term Contractual Commitments” in “Our Liquidity and Capital Resources” in our 2020 Form 10-K.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We have been informed by the participating financial institutions that as of September 4, 2021 and December 26, 2020, $1.1 billion and $1.2 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Operating Activities
During the 36 weeks ended September 4, 2021, net cash provided by operating activities was $6.6 billion, compared to net cash provided by operating activities of $6.1 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance, partially offset by higher tax payments related to the TCJ Act and higher pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
During the 36 weeks ended September 4, 2021, net cash used for investing activities was $1.0 billion, primarily reflecting net capital spending of $2.2 billion, partially offset by maturities of short-term investments with maturities of greater than three months of $1.1 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 36 weeks ended September 4, 2021, net cash used for financing activities was $7.2 billion, primarily reflecting the return of operating cash flow to our shareholders primarily through dividend payments of $4.3 billion, payments of long-term debt borrowings of $2.5 billion and payments of short-term borrowings of $0.4 billion.
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

	36 Weeks Ended
	9/4/2021	9/5/2020
Net cash provided by operating activities, GAAP measure	$6,634	$6,123
Capital spending	(2,276)	(2,074)
Sales of property, plant and equipment	40	26
Free cash flow, non-GAAP measure	$4,398	$4,075
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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 4, 2021, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and thirty-six weeks ended September 4, 2021 and September 5, 2020, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 4, 2021 and September 5, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 4, 2021

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
There were no changes in our internal control over financial reporting during the 12 weeks ended September 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the 12 weeks ended September 4, 2021, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative and we plan to continue implementing such systems throughout other parts of our businesses. In addition, in connection with our 2019 Productivity Plan, we continue to migrate to shared business service models across our operations to further simplify, harmonize and automate processes. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

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

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 4, 2021	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 4, 2021	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)