Form 10-K
period 2021-12-25
PEPSICO INC
filed 2022-02-10
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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

(914) 253-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
0.250% Senior Notes Due 2024	PEP24	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28a	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.400% Senior Notes Due 2032	PEP32	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2033	PEP33	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
1.050% Senior Notes Due 2050	PEP50	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 11, 2021, the last day of business of our most recently completed second fiscal quarter, was $203.9 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 3, 2022 was 1,383,451,400.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 25, 2021

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
Company Overview
We were incorporated in Delaware in 1919 and reincorporated in North Carolina in 1986. We are a leading global beverage and convenient food company with a complementary portfolio of brands, including Lays, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
Our Operations
We are organized into seven reportable segments (also referred to as divisions), as follows:
1)Frito-Lay North America (FLNA), which includes our branded convenient food businesses in the United States and Canada;
2)Quaker Foods North America (QFNA), which includes our branded convenient food businesses, such as cereal, rice, pasta and other branded food, in the United States and Canada;
3)PepsiCo Beverages North America (PBNA), which includes our beverage businesses in the United States and Canada;
4)Latin America (LatAm), which includes all of our beverage and convenient food businesses in Latin America;
5)Europe, which includes all of our beverage and convenient food businesses in Europe;

6)Africa, Middle East and South Asia (AMESA), which includes all of our beverage and convenient food businesses in Africa, the Middle East and South Asia; and
7)Asia Pacific, Australia and New Zealand and China Region (APAC), which includes all of our beverage and convenient food businesses in Asia Pacific, Australia and New Zealand, and China region.
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, distributes and sells branded convenient foods. These foods include branded dips, Cheetos cheese-flavored snacks, Doritos tortilla chips, Fritos corn chips, Lay’s potato chips, Ruffles potato chips and Tostitos tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, distributes and sells Sabra refrigerated dips and spreads.
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells branded convenient foods, which include cereals, rice, pasta and other branded products. QFNA’s products include Cap’n Crunch cereal, Life cereal, Pearl Milling Company syrups and mixes, Quaker Chewy granola bars, Quaker grits, Quaker oatmeal, Quaker rice cakes, Quaker Simply Granola and Rice-A-Roni side dishes. QFNA’s branded products are sold to independent distributors and retailers.
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Gatorade Zero, Mountain Dew, Pepsi and Propel. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. and Ocean Spray Cranberries, Inc. (Ocean Spray). In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture (Juice Transaction) that will operate across North America and Europe. In the U.S., PepsiCo acts as the exclusive distributor for the new joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 13 to our consolidated financial statements for further information.
Latin America
Either independently or in conjunction with third parties, LatAm makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Emperador, Lay’s, Mabel, Marias Gamesa, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded convenient foods. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black, San Carlos and Toddy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of convenient food brands including Cheetos, Chipita, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Lubimy Sad, Mirinda, Pepsi and Pepsi Max. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, as part of its beverage business, manufactures and distributes SodaStream sparkling water makers and related products. Further, Europe makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture that will operate across North America and Europe. See Note 13 to our consolidated financial statements for further information.
Africa, Middle East and South Asia
Either independently or in conjunction with third parties, AMESA makes, markets, distributes and sells a number of convenient food brands including Chipsy, Doritos, Kurkure, Lay’s, Sasko, Spekko and White Star, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. AMESA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, AMESA operates its own bottling plants and distribution facilities. AMESA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Asia Pacific, Australia and New Zealand and China Region
Either independently or in conjunction with third parties, APAC makes, markets, distributes and sells a number of convenient food brands including BaiCaoWei, Cheetos, Doritos, Lay’s and Smith’s, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. APAC also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew, Pepsi and Sting. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. APAC also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi).
Our Distribution Network
Our products are primarily brought to market through direct-store-delivery (DSD), customer warehouse and distributor networks and are also sold directly to consumers through e-commerce platforms and retailers. The distribution system used depends on customer needs, product characteristics and local trade practices.

Direct-Store-Delivery
We, our independent bottlers and our distributors operate DSD systems that deliver beverages and convenient foods directly to retail stores where the products are merchandised by our employees or our independent bottlers. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.
Customer Warehouse
Some of our products are delivered from our manufacturing plants and distribution centers, both company and third-party operated, to customer warehouses. These less costly systems generally work best for products that are less fragile and perishable, and have lower turnover.
Distributor Networks
We distribute many of our products through third-party distributors. Third-party distributors are particularly effective when greater distribution reach can be achieved by including a wide range of products on the delivery vehicles. For example, our foodservice and vending business distributes beverages and convenient foods to restaurants, businesses, schools and stadiums through third-party foodservice and vending distributors and operators.
E-commerce
Our products are also available and sold directly to consumers on a growing number of company-owned and third-party e-commerce websites and mobile commerce applications.
Ingredients and Other Supplies
The principal ingredients we use in our beverage and convenient food products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit, oranges and other fruits, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for convenient foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. During 2021, we experienced higher than anticipated commodity, packaging and other input costs and, in some instances, limited shortages due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors associated with the novel coronavirus (COVID-19) pandemic, which has continued into fiscal 2022. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.

We also maintain voluntary supply chain finance agreements with several participating global financial institutions, pursuant to which our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to such global financial institutions. These agreements did not have a material impact on our business or financial results. See “Our Financial Results – Our Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewtr, BaiCaoWei, Bare, Bokomo, Bolt24, bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipita, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Driftwell, Duyvis, Elma Chips, Emperador, Evolve, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Gatorade Zero, Gatorlyte, Grandma’s, H2oh!, Health Warrior, Imunele, J7, Kas, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimy, Mabel, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Kickstart, Mountain Dew Zero Sugar, MTN Dew Energy, Mug, Munchies, Muscle Milk, Near East, Off the Eaten Path, Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, PopCorners, Pronutro, Propel, Quaker, Quaker Chewy, Quaker Simply Granola, Rice-A-Roni, Rockstar Energy, Rold Gold, Ruffles, Sabritas, Safari, Sakata, Saladitas, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Sierra Mist, Sierra Mist Zero Sugar, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, V Water, Vesely Molochnik, Walkers, Weetbix, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Ocean Spray. We also distribute Bang Energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. In addition, in the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners while retaining a 39% noncontrolling interest in a newly formed joint venture that will operate across North America and Europe. In the U.S., PepsiCo acts as the exclusive distributor for the new joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 13 to our consolidated financial statements for further information. In 2022, we will also begin to distribute Hard MTN Dew, an alcoholic beverage manufactured and owned by the Boston Beer Company. We have licensed the use of the Hard MTN Dew trademark to the Boston Beer Company, which has appointed us as their distributor for this product. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as convenient food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
We either own or have licenses to use a number of patents which relate to certain of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.
Seasonality
Our businesses are affected by seasonal variations. Our beverage and convenient food sales are generally highest in the third quarter due to seasonal and holiday-related patterns and generally lowest in the first quarter. However, taken as a whole, seasonality has not had a material impact on our consolidated financial results.

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
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment, including in light of the COVID-19 pandemic, continue to increase the importance of major customers. In 2021, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 13% of our consolidated net revenue, with sales reported across all of our divisions, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our FLNA, QFNA and PBNA divisions.
Our Competition
Our beverage and convenient food products are in highly competitive categories and markets and compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage and convenient food competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Hormel Foods Corporation, Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Utz Brands, Inc.
Many of our convenient food products hold significant leadership positions in the convenient food industry in the United States and worldwide. In 2021, we and The Coca-Cola Company represented approximately 22% and 19%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola

Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage and convenient food products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and sustainability and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and reformulations of existing products, increased efficiency in production techniques, effective incorporation of technology and digital tools across all areas of our business, the effectiveness of our advertising campaigns, marketing programs, product packaging and pricing, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting the needs of our customers and consumers and accelerating growth. These activities principally involve: innovations focused on creating consumer preferred products to grow and transform our portfolio through development of new technologies, ingredients, flavors and substrates; development and improvement of our manufacturing processes including reductions in cost and environmental footprint; implementing product improvements to our global portfolio that reduce added sugars, sodium or saturated fat; offering more products with functional ingredients and positive nutrition including whole grains, fruit, vegetables, dairy, protein, fiber, micronutrients and hydration; development of packaging technology and new package designs, including reducing the amount of plastic in our packaging and developing recyclable, compostable, biodegradable or otherwise sustainable packaging; development of marketing, merchandising and dispensing equipment; further expanding our beyond the bottle portfolio including innovation for our SodaStream business; investments in technology and digitalization, including artificial intelligence and data analytics to enhance our consumer insights and research; continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and efforts focused on reducing our impact on the environment, including reducing water use in our operations and our agricultural practices and reducing our climate impact in our operations throughout our value chain.
Our research centers are located around the world, including in Brazil, China, India, Ireland, Mexico, Russia, South Africa, the United Kingdom and the United States, and leverage consumer insights, food science and engineering to meet our strategy to continually innovate our portfolio of beverages and convenient foods.
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

The U.S. laws and regulations that we are subject to include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; laws regulating our supply chain, including the 2010 California Transparency in Supply Chains Act and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
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
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated onsite and sent to third-party owned and operated offsite licensed facilities and our facilities outside the United States must comply with similar laws and regulations. In addition, continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce or mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations and to achieve our sustainability goals. While these expenditures have not had a material impact on our business, financial condition or results of operations to date, changes in environmental compliance requirements, and expenditures necessary to comply with such requirements or to achieve our sustainability goals, could adversely affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
In addition to the discussion in this section, see also “Item 1A. Risk Factors.”
Human Capital
PepsiCo believes that human capital management, including attracting, developing and retaining a high quality workforce, is critical to our long-term success. Our Board of Directors (Board) and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, diversity, equity and inclusion, pay equity, health and safety, training and development and compensation and benefits.
We employed approximately 309,000 people worldwide as of December 25, 2021, including approximately 129,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
Protecting the safety, health, and well-being of our associates around the world is PepsiCo’s top priority. We strive to achieve an injury-free work environment. We also continue to invest in emerging technologies to protect our employees from injuries, including leveraging fleet telematics and distracted driving technology, resulting in reductions in road traffic accidents, and deploying wearable ergonomic risk reduction devices. In addition, throughout the COVID-19 pandemic, we have remained focused on the health and safety of our associates, especially our frontline associates who continue to make, move and sell our products during this critical time, including by continuing to implement various safety protocols in our facilities, providing personal protective equipment and enabling testing.

We believe that our culture of diversity, equity and inclusion is a competitive advantage that fuels innovation, enhances our ability to attract and retain talent and strengthens our reputation. We continually strive to improve the attraction, retention, and advancement of diverse associates to ensure we sustain a high-caliber pipeline of talent that also represents the communities we serve. As of December 25, 2021, our global workforce was approximately 27% female, while management roles were approximately 43% female. As of December 25, 2021, approximately 45% of our U.S. workforce was comprised of racially/ethnically diverse individuals, of which approximately 31% of our U.S. associates in managerial roles were racially/ethnically diverse individuals. Direct reports of our Chief Executive Officer include 7 executives globally who are racially/ethnically diverse and/or female.
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees' leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as PEP U Degreed, our internal global online learning resource. In 2021, PepsiCo employees completed over 1,000,000 hours of training.
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
Item 1A. Risk Factors.
The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future.
Business Risks
The impact of COVID-19 continues to create considerable uncertainty for our business.
Our global operations continue to expose us to risks associated with the COVID-19 pandemic. Numerous measures have been implemented around the world to try to reduce the spread of the virus and these measures have impacted and continue to impact us, our business partners and consumers.

We have seen and could continue to see changes in consumer demand as a result of COVID-19, including the inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship. We also have seen and could continue to see shifts in product and channel preferences, including an increase in demand in the e-commerce channel, which has impacted and could continue to impact our sales and profitability. Reduced demand for our products or changes in consumer purchasing patterns, as well as continued economic uncertainty, can adversely affect our customers’ financial condition, which can result in bankruptcy filings and/or an inability to pay for our products. In addition, we may also continue to experience business disruptions as a result of COVID-19, resulting from temporary closures of our facilities or facilities of our business partners or the inability of a significant portion of our or our business partners’ workforce to work because of illness, absenteeism, quarantine, vaccine mandates, or travel or other governmental restrictions. In addition, we and our business partners may also continue to see adverse impacts to our supply chain as a result of COVID-19 through raw material, packaging or other supply shortages, labor shortages or reduced availability of air or other commercial transport, port congestion and closures or border restrictions, any of which can impact our business. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials, packaging or other supplies can negatively impact our business. We have also incurred, and could continue to incur, increased employee and operating costs as a result of COVID-19, such as costs related to expanded benefits and frontline incentives, the provision of personal protective equipment and increased sanitation, allowances for credit losses, upfront payment reserves and inventory write-offs, and cost inflation in commodities, packaging, transportation and other input costs, which have negatively impacted and may continue to negatively impact our profitability. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents. Also, continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
The impact of COVID-19 has heightened, or in some cases manifested, certain of the other risks discussed below. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence and spread of new variants of the virus, including the omicron and delta variants, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Reduction in future demand for our products would adversely affect our business.
Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid). Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use, and the use of social media. These and other factors have reduced in the past and could continue to reduce consumers’ willingness to purchase certain of our products. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by natural disasters or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively resolve these issues.
Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is critical to selling our products. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, child labor laws, diversity, equity and inclusion, workplace conditions and employee health and safety; any failure to achieve our environmental, social and governance goals, including with respect to the nutrition profile of our products, diversity, equity and inclusion initiatives, packaging, water use and our impact on the environment; any failure to address health concerns about our products, products we distribute, or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.
We have and could in the future recall products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination. Product recalls have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory or lost sales due to any unavailability of the product for a period of time. In addition, product quality or safety issues, whether as a result of failure to comply with food safety laws or otherwise, have in the past and could in the future also reduce consumer confidence and demand for our products, cause production and delivery disruptions, and result in increased costs (including payment of fines and/or judgments) and damage our reputation, particularly as we expand into new categories, such as nuts and meat convenient foods globally and the distribution of alcoholic beverages in the United States, all of which can adversely affect our business. Failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio.

Any inability to compete effectively can adversely affect our business.
Our products compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Our products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce and effectively market new products, if we are unable to effectively adopt new technologies, including artificial intelligence and data analytics to develop new commercial insights and improve operating efficiencies, if we are unable to continuously strengthen and evolve our capabilities in digital marketing, if our competitors spend more aggressively than we do or if we are otherwise unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures.
Failure to attract, develop and maintain a highly skilled and diverse workforce can have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover, sustained labor shortage or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to attract, develop and maintain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, failure to attract, retain and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing can adversely affect our business.
Water scarcity can adversely affect our business.
We and our business partners use water in the manufacturing and sourcing of our products. Water is also essential to the production of the raw materials needed in our manufacturing process. Lack of available water of acceptable quality, increasing focus by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, may lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; capital expenditures (including investments in the development of technologies to enhance water efficiency and reduce consumption); higher production costs, including less favorable pricing for water; the interruption or cessation of operations at, or relocation of, our facilities or the facilities of our business partners; failure to achieve our goals relating to water use; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.

Changes in the retail landscape or in sales to any key customer can adversely affect our business.
The retail landscape continues to evolve, including continued growth in e-commerce channels and hard discounters. Our business will be adversely affected if we are unable to maintain and develop successful relationships with e-commerce retailers and hard discounters, while also maintaining relationships with our key customers operating in traditional retail channels (many of whom are also focused on increasing their e-commerce sales). Our business can be adversely affected if e-commerce channels and hard discounters take significant additional market share away from traditional retailers or we fail to find ways to create increasingly better digital tools and capabilities for our retail customers to enable them to grow their businesses. In addition, our business can be adversely affected if we are unable to profitably expand our own direct-to-consumer e-commerce capabilities. The retail industry is also impacted by increased consolidation of ownership and purchasing power, particularly in North America, Europe and Latin America, resulting in large retailers or buying groups with increased purchasing power, impacting our ability to compete in these areas. Consolidation also adversely impacts our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. Further, we must maintain mutually beneficial relationships with our key customers, including Walmart, to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers can adversely affect our business.
Disruption of our manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.
We have experienced and could continue to experience disruption in our manufacturing operations and supply chain. Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions. Some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to prevent disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products. Any sustained or significant disruption to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which can adversely impact our business.
The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, such as recycled PET, transportation, labor and other supply chain inputs that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks (including COVID-19), labor shortages (including the lack of availability of truck drivers or as a result of COVID-19), strikes or work stoppages, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We experienced higher than anticipated commodity, packaging and transportation costs during 2021, which may continue. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political and social conditions can adversely affect our business.
Political and social conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns or hostilities between countries) in these markets have in the past and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to tariffs, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters, and has resulted in and could continue to result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products, any of which can adversely affect our business. In addition, political and social conditions in certain cities throughout the U.S. as well as globally have resulted in demonstrations and protests, including in connection with political elections and civil rights and liberties. Our operations, including the distribution of our products and the ingredients or other raw materials used in the production of our products, may be disrupted if such events persist for a prolonged period of time, including due to actions taken by governmental authorities in affected cities and regions, which can adversely affect our business.
Our business can be adversely affected if we are unable to grow in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, Russia, the Middle East, China, South Africa, Brazil and India. There can be no assurance that our products will be accepted or be successful in any particular developing or emerging market, due to competition, price, cultural differences, consumer preferences, method of distribution or otherwise. Our business in these markets has been and could continue in the future to be impacted by economic, political and social conditions; acts of war, terrorist acts, and civil unrest, including demonstrations and protests; competition; tariffs, sanctions or other regulations restricting contact with certain countries in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our business partners; government-mandated closure, or threatened closure, of our operations or the operations of our business partners; restrictions on the import or export of our products or ingredients or substances used in our products; highly inflationary economies; devaluation or fluctuation or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with laws and regulations. Our business can be adversely affected if we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets.
Changes in economic conditions can adversely impact our business.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as recessions or economic slowdowns,

which have and could continue to result in adverse changes in interest rates, tax laws or tax rates; inflation; volatile commodity markets; labor shortages; highly inflationary economies, devaluation, fluctuation or demonetization of currency; contraction in the availability of credit; austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.
Future cyber incidents and other disruptions to our information systems can adversely affect our business.
We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information, including personal data we collect; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by system shutdowns, degraded systems performance, systems disruptions or security incidents. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events. Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. Cyberattacks and cyber incidents may be difficult to detect for periods of time and take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: transaction errors, processing inefficiencies, inability to access our data or systems, lost revenues or other costs resulting from disruptions or shutdowns of offices, plants, warehouses, distribution centers or other facilities, intellectual property or other data loss, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale and the loss of current or potential customers.
Similar risks exist with respect to third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and the systems managed, hosted, provided and/or used by such third parties and their vendors. For example, malicious actors have employed and could continue to employ the information technology supply chain to introduce malware through software updates or compromised supplier accounts or hardware. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
Although the cyber incidents and other systems disruptions that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. While we devote significant resources to network security, disaster recovery, employee training and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there are no guarantees that they will be adequate to safeguard against all cyber incidents, systems disruptions, system compromises or misuses of data. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Failure to successfully complete or manage strategic transactions can adversely affect our business.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions, including the recent completion of the Juice Transaction, is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting and disclosure controls and procedures) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business.
Our reliance on third-party service providers and enterprise-wide systems can have an adverse effect on our business.
We rely on third-party service providers, including cloud data service providers, for certain areas of our business, including payroll processing, health and benefit plan administration and certain finance and accounting functions. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, has in the past and could continue to result in our inability to achieve the expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can adversely affect our business.
In addition, we continue on our multi-year phased business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions and have begun to roll out these systems in certain countries and divisions. We have experienced and could continue to experience systems outages and operating inefficiencies following these planned implementations. In addition, if we do not continue to allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.
Climate change or measures to address climate change can negatively affect our business or damage our reputation.
Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, sugar cane, corn, wheat, rice, oats, oranges and other fruits (and fruit-derived oils). In addition, climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions (including rising temperatures and drought), which could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. Also, there is an increased focus in many jurisdictions in which our products are made, manufactured, distributed or sold regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single-use plastics. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs, which could result in significant increased costs and require additional investments in facilities and equipment. As a result, the effects of climate change can negatively affect our business and operations. In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could adversely affect demand for our products or damage our reputation. Any of the foregoing can adversely affect our business.
Strikes or work stoppages can cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions have occurred and may occur in the future if we are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms and can impair manufacturing and distribution of our products, lead to a loss of sales, increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, all of which can adversely affect our business.
Financial Risks
Failure to realize benefits from our productivity initiatives can adversely affect our financial performance.
Our future growth depends, in part, on our ability to continue to reduce costs and improve efficiencies, including our multi-year phased implementation of shared business service organizational models. We continue to identify and implement productivity initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently. Some of these measures result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, unexpected employee attrition, an inability to attract or retain key personnel and negative publicity. If we are unable to successfully implement our productivity initiatives as planned or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
A deterioration in our estimates and underlying assumptions regarding the future performance of our business can result in an impairment charge that can adversely affect our results of operations.
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. A deterioration in our underlying assumptions regarding the impact of competitive operating conditions, macroeconomic conditions or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, can result in an impairment charge, which can adversely affect our results of operations.
Fluctuations in exchange rates impact our financial performance.
Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance.
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
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of the ingredients or substances contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, certain provinces in Canada enacted a flat tax on all sugar-sweetened beverages, effective

September 1, 2022, at a rate of 0.20 Canadian dollars (0.16 U.S. dollars) per liter. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.
Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products. These limitations require that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold or limit the location in which our products may be available. For example, Argentina and Colombia enacted warning labeling requirements in 2021 to indicate whether a particular pre-packaged food or beverage product is considered to be high in sugar, sodium or saturated fat. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable or commercially compostable. However, not all packaging is recycled, whether due to lack of infrastructure or otherwise, and certain of our packaging is not currently recyclable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing regulations or policies intended to encourage the use of sustainable packaging, waste reduction or increased recycling rates or to restrict the sale of products utilizing certain packaging. These regulations vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, bans on the use of single-use plastics and requirements to charge deposit fees. For example, the European Union, Peru and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent bottlers, to increase capital expenditures to invest in minimizing the amount of plastic or other materials used in our packaging or to develop alternative packaging, all of which can adversely affect our business and financial performance.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including with respect to data from residents of the European Union who are covered by the General Data Protection Regulation or residents of the state of California who are covered by the California Consumer Privacy Act (as modified by the California Privacy Rights Act), impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation, including those proposed and under consideration by the United States Congress and the Organization for Economic Co-operation and Development. For example, numerous countries have recently agreed to a statement in support of a global minimum tax rate of 15% as well as global profit reallocation. There can be no assurance that these changes will be adopted by individual countries, or that once adopted by individual countries, that they will not have adverse effects on our financial performance. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.
We possess intellectual property rights that are important to our business, including ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. The laws of various jurisdictions in which we operate have differing levels of protection of intellectual property. Our competitive position and the value of our products and brands can be reduced and our business adversely affected if we fail to obtain or adequately protect our intellectual property, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections afforded our intellectual property. Also, in the course of developing new products or improving the quality of existing products, we have in the past infringed or been alleged to have infringed, and could in the future infringe or be alleged to infringe, on the intellectual property rights of others. Such infringement or allegations of infringement could result in expensive litigation and damages, damage to our reputation, disruption to our operations, injunctions against development, manufacturing, use and/or sale of certain products, inventory write-offs or other limitations on our ability to introduce new products or improve the quality of existing products, resulting in an adverse effect on our business.
Failure to comply with laws and regulations applicable to our business can adversely affect our business.
The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters (including climate change) and data privacy and protection. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements. In addition, the entry into new markets or categories, including our planned entry into the alcoholic beverage industry as a distributor in the United States and expansion into the nuts and meat convenient foods categories globally, has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations can subject us to criminal or civil enforcement actions, including fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.
Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients, personal injury and property damage, intellectual property rights, privacy, employment, tax and insurance matters, environmental, social and governance matters and matters relating to our compliance with applicable laws and regulations. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 year and that remain unresolved.

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
Significant properties by division are as follows:

	Property Type	Location	Owned/ Leased
FLNA	Research and development facility	Plano, Texas	Owned
QFNA	Convenient food plant	Cedar Rapids, Iowa	Owned
PBNA	Research and development facility	Valhalla, New York	Owned
PBNA	Concentrate plant	Arlington, Texas	Owned
PBNA	Tropicana plant (a)	Bradenton, Florida	Owned
LatAm	Convenient food plant	Celaya, Mexico	Owned
LatAm	Two convenient food plants	Vallejo, Mexico	Owned
Europe	Convenient food plant	Kashira, Russia	Owned
Europe	Manufacturing plant	Lehavim, Israel	Owned
Europe	Dairy plant	Moscow, Russia	Owned (b)
AMESA	Convenient food plant	Riyadh, Saudi Arabia	Owned (b)
APAC	Convenient food plant	Wuhan, China	Owned (b)
FLNA, QFNA, PBNA	Shared service center	Winston Salem, North Carolina	Leased
PBNA, LatAm	Concentrate plant	Colonia, Uruguay	Owned (b)
PBNA, Europe, AMESA	Two concentrate plants	Cork, Ireland	Owned
PBNA, AMESA, APAC	Concentrate plant	Singapore	Owned (b)
All divisions	Shared service center	Hyderabad, India	Leased
(a)As of December 25, 2021, this property was reclassified as held for sale on the consolidated balance sheet in connection with our Juice Transaction. See Note 13 to our consolidated financial statements for further information.
(b)The land on which these properties are located is leased.
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

Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
David J. Flavell	50	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher	62	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	60	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Ram Krishnan	51	Chief Executive Officer, International Franchise Beverages and Chief Commercial Officer
Ramon L. Laguarta	58	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	54	Chief Executive Officer, Europe
Paula Santilli	57	Chief Executive Officer, Latin America
Ronald Schellekens	57	Executive Vice President and Chief Human Resources Officer, PepsiCo
Kirk Tanner	53	Chief Executive Officer, PepsiCo Beverages North America
Eugene Willemsen	54	Chief Executive Officer, Africa, Middle East, South Asia
Steven Williams	56	Chief Executive Officer, PepsiCo Foods North America
David J. Flavell has served as Executive Vice President, General Counsel and Corporate Secretary, PepsiCo since March 2021. Mr. Flavell previously held a number of leadership roles at PepsiCo, including as Senior Vice President, Deputy General Counsel and Chief Compliance & Ethics Officer for PepsiCo from 2019 to 2021, as Senior Vice President, Deputy General Counsel & Managing Attorney from 2018 to 2019, as Senior Vice President, Deputy General Counsel & General Counsel, International and Global Groups from 2017 to 2018, as Senior Vice President, Deputy General Counsel & General Counsel, Latin America and Frito-Lay North America from 2016 to 2017, as Senior Vice President, General Counsel, Latin America and Frito-Lay North America from 2015 to 2016, and as Senior Vice President, General Counsel, Asia, Middle East and Africa from 2011 to 2015. Before joining PepsiCo in 2011, Mr. Flavell was general counsel for Danone S.A.’s Asia Pacific and Middle East business. Prior to that, Mr. Flavell served as senior legal counsel at Fonterra Co-operative Group Limited and was a partner at Corrs Chambers Westgarth.
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
Ram Krishnan has served as Chief Executive Officer, International Beverages and Chief Commercial Officer of PepsiCo, effective January 2022. Prior to that, Mr. Krishnan served as Executive Vice President and Chief Commercial Officer, PepsiCo, from 2019 to 2021, as President and Chief Executive Officer of PepsiCo’s Asia Pacific, Australia and New Zealand and China Region from 2018 to 2020, and as PepsiCo’s Senior Vice President and Chief Customer Officer for Walmart, leading PepsiCo’s global Walmart customer team, from 2016 to 2017. Mr. Krishnan joined PepsiCo in 2006 and held marketing roles of increasing responsibility from 2006 to 2016, including as Senior Vice President and Chief Marketing Officer, Frito-Lay North America from 2014 to 2016, as Senior Vice President, Marketing, Frito-Lay North America from 2012 to 2013 and as Vice President of Global Brands, Frito-Lay North America from 2011 to 2012. Prior to PepsiCo, Mr. Krishnan spent six years at General Motors Company as a marketing manager for Cadillac.
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
Stock Trading Symbol – PEP.
Stock Exchange Listings – The Nasdaq Global Select Market is the principal market for our common stock, which is also listed on the SIX Swiss Exchange.
Shareholders – As of February 3, 2022, there were approximately 101,778 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 2, 2022, the Board of Directors declared a quarterly dividend of $1.075 per share payable March 31, 2022, to shareholders of record on March 4, 2022. For the remainder of 2022, the record dates for these dividend payments are expected to be June 3, September 2 and December 2, 2022, subject to approval of the Board of Directors. On February 10, 2022, we announced a 7% increase in our annualized dividend to $4.60 per share from $4.30 per share, effective with the dividend expected to be paid in June 2022.
Additionally, on February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock commencing on February 11, 2022 and expiring on February 28, 2026 (2022 share repurchase program). Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise. We expect to return a total of approximately $7.7 billion to shareholders in 2022, comprising dividends of approximately $6.2 billion and share repurchases of approximately $1.5 billion.
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
Discussion in this Form 10-K includes results of operations and financial condition for 2021 and 2020 and year-over-year comparisons between 2021 and 2020. For discussion on results of operations and financial condition pertaining to 2019 and year-over-year comparisons between 2020 and 2019, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2020.
OUR BUSINESS
Executive Overview
PepsiCo is a leading global beverage and convenient food company with a complementary portfolio of brands, including Lays, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
As a global company with deep local ties, we faced many of the same challenges in 2021 as our consumers, customers, and competitors across the world, including the second year of the COVID-19 pandemic; a worsening climate crisis; supply chain disruptions; inflationary pressures; shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.
To meet the challenges of today – and those of tomorrow – we are driven by an approach called PepsiCo Positive (pep+). pep+ is a strategic end-to-end transformation of our business, with sustainability at the center of how the company will strive to create growth and value by operating within planetary boundaries and inspiring positive change for the planet and people. pep+ will guide how we will work to transform our business operations, from sourcing ingredients and making and selling products in a more sustainable way, to leveraging our more than one billion connections with consumers each day to take sustainability mainstream and engage people to make choices that are better for themselves and the planet.
pep+ drives action and progress across three key pillars, bringing together a number of industry-leading 2030 sustainability goals under a comprehensive framework:
•Positive Agriculture: We are working to spread regenerative practices to restore the Earth across land equal to the company's entire agricultural footprint (approximately 7 million acres), sustainably source key crops and ingredients, and improve the livelihoods of more people in our agricultural supply chain.
•Positive Value Chain: We are working to build a circular and inclusive value chain through actions to: achieve net-zero emissions by 2040; become net water positive by 2030; and introduce more sustainable packaging into the value chain. Our packaging goals include cutting virgin plastic per serving, using recycled content in our plastic packaging, and scaling our SodaStream business globally, an innovative platform that almost entirely eliminates the need for beverage packaging, among other levers. Additionally, we are making progress on our diversity, equity and inclusion journey. And we have introduced a new global workforce volunteering program, One Smile at a

Time, to encourage, support and empower each one of our approximately 309,000 employees to make positive impacts in their local communities.
•Positive Choices: We continue working to evolve our portfolio of beverage and convenient food products so that they are better for the planet and people, including by incorporating more diverse ingredients in both new and existing food products that are better for the planet and/or deliver nutritional benefits, prioritizing chickpeas, plant-based proteins and whole grains; expanding our position in the nuts & seeds category, where PepsiCo is already the global branded leader, including leadership positions in Mexico, China and several Western European markets; and accelerating our reduction of added sugars and sodium through the use of science-based targets across our portfolio and cooking our food offerings with healthier oils. We are also continuing to scale new business models that require little or no single-use packaging, including SodaStream – an icon of a Positive Choice and the largest sparkling water brand in the world by volume. SodaStream, already sold in more than 40 countries, and its new SodaStream Professional platform is expected to expand into functional beverages and reach additional markets by the end of 2022, part of the brand's effort to help consumers avoid plastic bottles.
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
Our Business Risks
COVID-19
Our global operations continue to expose us to risks associated with the COVID-19 pandemic, which continues to result in challenging operating environments and has affected almost all of the more than 200 countries and territories in which our products are made, manufactured, distributed or sold. Numerous measures have been implemented around the world to try to reduce the spread of the virus, including travel bans and restrictions, quarantines, curfews, restrictions on public gatherings, shelter in place and safer-at-home orders, business shutdowns and closures. These measures have impacted and will continue to impact us, our customers (including foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, joint venture partners, suppliers and other third parties with whom we do business, which may continue to result in changes in demand for our products, increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, including expanded benefits and frontline incentives, costs associated with the provision of personal protective equipment and increased sanitation, or otherwise), or adverse impacts to our supply chain through labor shortages, raw material shortages or reduced availability of air or other commercial transport, port closures or border restrictions, any of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our business partners to do the same or the inability of a significant portion of our or our business partners’ workforce to work because of illness, absenteeism, quarantine, vaccine mandates, or travel or other governmental restrictions, may continue to impact the availability or productivity of our and their employees, many of whom are not able to perform their job functions remotely.
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
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence and spread of new variants of the virus, including the omicron and delta variants, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. During 2021, we experienced higher than anticipated transportation and commodity costs, which we expect to continue in 2022. A number of external factors, including the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity availability and costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.
Risks Associated with Climate Change
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation of greenhouse gas emissions and potential carbon pricing programs. These new or increased legal or regulatory requirements could result in significant increased costs of compliance and additional investments in facilities and equipment. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations.
Risks Associated with International Operations
We are subject to risks in the normal course of business that are inherent to international operations. During the periods presented in this report, certain jurisdictions in which our products are made, manufactured, distributed or sold, including in certain developing and emerging markets, operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues and currency controls or fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and to identify actions to potentially mitigate any unfavorable impacts on our future results.
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
We sell a wide variety of beverages and convenient foods in more than 200 countries and territories and the profile of the products we sell, the amount of revenue attributable to such products and the type of packaging used vary by jurisdiction. Because of this, we cannot predict the scope or form potential taxes, regulations or other limitations on our products or their packaging may take, and therefore cannot predict the impact of such taxes, regulations or limitations on our financial results. In addition, taxes, regulations and limitations may impact us and our competitors differently. We continue to monitor existing and proposed taxes and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes, regulations or limitations, including advocating alternative measures with respect to the imposition, form and scope of any such taxes, regulations or limitations.
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
Risk Management Framework
The achievement of our strategic and operating objectives involves taking risks and that those risks may evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board of Directors has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. The Board receives updates on key risks throughout the year, including risks related to food safety and cybersecurity. During 2021, in addition to COVID-19 discussions as part of risk updates to the Board and the relevant Committees, the Board was provided with updates on COVID-19’s impact to our business, financial condition and operations through memos, teleconferences or other appropriate means of communication. In addition, the Board has tasked designated Committees of the Board with oversight of certain categories of risk management, and the Committees report to the Board regularly on these matters.
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
◦The Nominating and Corporate Governance Committee assists the Board in its oversight of the Company’s governance structure and other corporate governance matters, including succession planning; and
◦The Sustainability, Diversity and Public Policy Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key sustainability (including climate change), diversity, equity and inclusion, and public policy matters.
•The PepsiCo Risk Committee (PRC), which is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board of Directors and Chief Executive Officer, meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board;
•Division and key market risk committees, comprised of cross-functional senior management teams, meet regularly to identify, assess, prioritize and address division and country-specific business risks;
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
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements. See “Item 1A. Risk Factors” for further discussion of our market risks.
The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 9 to our consolidated financial statements for further discussion of these derivatives and our hedging policies. See “Our Critical Accounting Policies and Estimates” for a discussion of the exposure of our pension and retiree medical plan assets and liabilities to risks related to market fluctuations.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Item 1A. Risk Factors” for further discussion.
Commodity Prices
Our commodity derivatives had a total notional value of $1.6 billion as of December 25, 2021 and $1.1 billion as of December 26, 2020. At the end of 2021, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2021 by $177 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 44% of our consolidated net revenue in 2021, with Mexico, Russia, Canada, China, the United Kingdom and South Africa, collectively, comprising approximately 23% of our consolidated net revenue in 2021. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2021, favorable foreign exchange contributed 1 percentage point to net revenue growth, primarily due to appreciation in the Mexican peso, Canadian dollar and South African rand. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
Our foreign currency derivatives had a total notional value of $2.8 billion as of December 25, 2021 and $1.9 billion as of December 26, 2020. At the end of 2021, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains in 2021 by $278 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $2.1 billion as of December 25, 2021 and $2.7 billion as of December 26, 2020.
Interest Rates
Our interest rate derivatives had a total notional value of $2.1 billion as of December 25, 2021 and $3.0 billion as of December 26, 2020. Assuming year-end 2021 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2021 by $47 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.
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

Beverage volume includes volume of concentrate sold to independent bottlers and volume of finished products bearing company-owned or licensed trademarks and allied brand products and joint venture trademarks sold by company-owned bottling operations. Beverage volume also includes volume of finished products bearing company-owned or licensed trademarks sold by our noncontrolled affiliates. Concentrate volume sold to independent bottlers is reported in concentrate shipments and equivalents (CSE), whereas finished beverage product volume is reported in bottler case sales (BCS). Both CSE and BCS convert all beverage volume to an 8-ounce-case metric. Typically, CSE and BCS are not equal in any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our net revenue is not entirely based on BCS volume due to the independent bottlers in our supply chain, we believe that BCS is a better measure of the consumption of our beverage products. PBNA, LatAm, Europe, AMESA and APAC, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and PBNA, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks. In addition, APAC licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi.
Convenient food volume includes volume sold by our subsidiaries and noncontrolled affiliates of convenient food products bearing company-owned or licensed trademarks. Internationally, we measure convenient food product volume in kilograms, while in North America we measure convenient food product volume in pounds. FLNA makes, markets, distributes and sells Sabra refrigerated dips and spreads through a joint venture with Strauss Group.
Consolidated Net Revenue and Operating Profit

	2021	2020	Change
Net revenue	$79,474	$70,372	13%
Operating profit	$11,162	$10,080	11%
Operating margin	14.0%	14.3%	(0.3)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 11% and operating margin declined 0.3 percentage points. Operating profit growth was primarily driven by net revenue growth and productivity savings, partially offset by certain operating cost increases, a 14-percentage-point impact of higher commodity costs, and higher advertising and marketing expenses. The operating margin decline primarily reflects higher commodity costs.

Lower charges taken as a result of the COVID-19 pandemic compared to the prior year contributed 6 percentage points to operating profit growth. Additionally, lower acquisition and divestiture-related charges included in “Items Affecting Comparability” contributed 3 percentage points to operating profit growth.
Juice Transaction
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture that will operate across North America and Europe. These juice businesses delivered approximately $3 billion in net revenue in 2021. In the U.S., PepsiCo acts as the exclusive distributor for the new joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 13 to our consolidated financial statements for further information.

Results of Operations — Division Review
See “Our Business Risks,” “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding measures not in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures” reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	2021
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	8%	(0.5)	—	7%	2	5
QFNA	—%	(1)	—	—%	(7)	7
PBNA	12%	(0.5)	(1)	10%	5	5
LatAm	17%	(2)	—	15%	4	10
Europe	9%	(0.5)	—	9%	4.5	4
AMESA	33%	(4.5)	(17)	12%	7	4
APAC	34%	(6)	(15)	13%	12	1
Total	13%	(1)	(2)	10%	4	5
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures, including the impact of an extra month of volume for our acquisitions of Pioneer Food Group Ltd. (Pioneer Foods) in our AMESA division and Hangzhou Haomusi Food Co., Ltd. (Be & Cheery) in our APAC division as we aligned the reporting calendars of these acquisitions with those of our divisions. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to the impacts of acquisitions and divestitures, product mix, nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, is based on CSE.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$5,633	$—	$28	$2	$5,663
QFNA	578	—	—	—	578
PBNA	2,442	—	20	11	2,473
LatAm	1,369	—	37	—	1,406
Europe	1,292	—	81	8	1,381
AMESA	858	—	15	10	883
APAC	673	—	7	4	684
Corporate unallocated expenses	(1,683)	19	49	(39)	(1,654)
Total	$11,162	$19	$237	$(4)	$11,414

	2020
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$5,340	$—	$83	$29	$5,452
QFNA	669	—	5	—	674
PBNA	1,937	—	47	66	2,050
LatAm	1,033	—	31	—	1,064
Europe	1,353	—	48	—	1,401
AMESA	600	—	14	173	787
APAC	590	—	5	7	602
Corporate unallocated expenses	(1,442)	(73)	36	(20)	(1,499)
Total	$10,080	$(73)	$269	$255	$10,531
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our consolidated financial statements for further information.
(c)The income amounts primarily relate to gains associated with the contingent consideration in connection with our acquisition of Rockstar Energy Beverages (Rockstar). In 2021, this impact is partially offset by divestiture-related charges associated with the Juice Transaction. See Note 13 to our consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2021
		Impact of Items Affecting Comparability(a)				Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5.5%	—	(1)	(0.5)	4%	—	3%
QFNA	(14)%	—	(0.5)	—	(14)%	—	(14)%
PBNA	26%	—	(2)	(4)	21%	(1)	20%
LatAm	33%	—	—	—	32%	(4.5)	28%
Europe	(4.5)%	—	2.5	1	(1.5)%	(1.5)	(3)%
AMESA	43%	—	—	(31)	12%	(2)	10%
APAC	14%	—	1	(1.5)	14%	(3)	10%
Corporate unallocated expenses	17%	(7)	(1)	1	10%	—	10%
Total	11%	1	—	(3)	8%	(1)	7%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.
FLNA
Net revenue grew 8%, primarily driven by effective net pricing and organic volume growth. Unit volume grew 2%, primarily reflecting double-digit growth in variety packs and the impact of our BFY Brands, Inc. (BFY Brands) acquisition in the first quarter of 2020, partially offset by a low-single-digit decline in trademark Tostitos and a double-digit decline in trademark Santitas.
Operating profit increased 5.5%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were partially offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 4-percentage-point impact of higher commodity costs, primarily packaging material and cooking oil.
QFNA
Net revenue grew slightly and unit volume declined 7%. The net revenue growth reflects effective net pricing and a 1-percentage-point impact of favorable foreign exchange, largely offset by a decrease in organic volume. The unit volume decline was primarily driven by double-digit declines in pancake syrups and mixes and in ready-to-eat cereals and a high-single-digit decline in oatmeal, partially offset by growth in Cheetos macaroni and cheese, which was introduced in the third quarter of 2020, and double-digit growth in lite snacks.
Operating profit declined 14%, primarily reflecting certain operating cost increases, including incremental transportation costs, and an 8-percentage-point impact of higher commodity costs, partially offset by productivity savings.
The impact of the COVID-19 pandemic contributed to a current-year decrease in consumer demand, which had a negative impact on net revenue, unit volume and operating profit performance compared to the significant COVID-19 related surge in consumer demand in the prior year.
PBNA
Net revenue increased 12%, primarily driven by effective net pricing and an increase in organic volume. Unit volume increased 6%, driven by a 7% increase in non-carbonated beverage (NCB) volume and a 4% increase in CSD volume. The NCB volume increase primarily reflected double-digit increases in our overall water portfolio and our energy portfolio, a low-single-digit increase in Gatorade sports drinks and a mid-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 26%, primarily reflecting the net revenue growth, a 15-percentage-point impact of lower charges taken as a result of the COVID-19 pandemic and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, an 18-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Higher prior-year acquisition and divestiture-related charges contributed 4 percentage points to operating profit growth.
Changes in consumer behavior as a result of the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
In 2020, we received a notice of termination without cause from Vital Pharmaceuticals, Inc., which would end our distribution rights of Bang Energy drinks, effective October 24, 2023.
LatAm
Net revenue increased 17%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume grew 3.5%, primarily reflecting low-single-digit growth in Brazil and Mexico.
Beverage unit volume grew 8%, primarily reflecting double-digit growth in Argentina and Chile. Additionally, Brazil experienced low-single-digit growth, Mexico experienced mid-single-digit growth and Guatemala experienced high-single-digit growth.
Operating profit increased 33%, primarily reflecting the net revenue growth, productivity savings and a 4.5-percentage-point impact of favorable foreign exchange. These impacts were partially offset by certain operating cost increases, a 30-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. A current-year recognition of certain indirect tax credits in Brazil and lower charges taken as a result of the COVID-19 pandemic contributed 6 percentage points and 4 percentage points, respectively, to operating profit growth.
Changes in consumer behavior as a result of the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
Europe
Net revenue increased 9%, primarily reflecting organic volume growth and effective net pricing.
Convenient foods unit volume grew 4%, primarily reflecting double-digit growth in Turkey and mid-single-digit growth in Russia and Poland, partially offset by a mid-single-digit decline in the United Kingdom. Additionally, the Netherlands grew slightly and France experienced low-single-digit growth.
Beverage unit volume grew 8%, primarily reflecting double-digit growth in Russia, Turkey and the United Kingdom and high-single-digit growth in France, partially offset by a low-single-digit decline in Germany.
Operating profit decreased 4.5%, primarily reflecting certain operating cost increases, a 28-percentage-point impact of higher commodity costs and a 2.5-percentage-point impact each from higher restructuring and impairment charges and a gain on an asset sale in the prior year. These impacts were partially offset by the net revenue growth and productivity savings. Additionally, lower charges taken as a result of the COVID-19 pandemic and favorable settlements of promotional spending accruals compared to the prior year positively contributed 5 percentage points and 3 percentage points, respectively, to operating profit performance.
Changes in consumer behavior as a result of the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue and unit volume performance.
During the fourth quarter of 2021, the implementation of an Enterprise Resource Planning (ERP) system in the United Kingdom caused a temporary disruption to our United Kingdom operations which had a negative impact on net revenue, unit volume and operating profit performance. These issues were largely resolved within the quarter and the business operations had resumed by year end.
AMESA
Net revenue increased 33%, reflecting a 14-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of net revenue compared to the prior year as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, as well as organic volume growth and effective net pricing. Favorable foreign exchange contributed 4.5 percentage points to net revenue growth.
Convenient foods unit volume grew 38%, primarily reflecting a 35-percentage-point impact of our Pioneer Foods acquisition, which included the impact of an extra month of unit volume as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division, double-digit growth in India and Pakistan and high-single-digit growth in the Middle East, partially offset by a low-single-digit decline in South Africa (excluding our Pioneer Foods acquisition).
Beverage unit volume grew 20%, primarily reflecting double-digit growth in India and Pakistan. Additionally, the Middle East experienced double-digit growth and Nigeria experienced high-single-digit growth.
Operating profit increased 43%, primarily reflecting the net revenue growth, a 31-percentage-point impact of the prior-year acquisition and divestiture-related charges associated with our Pioneer Foods acquisition and productivity savings. These impacts were partially offset by certain operating cost increases, a 13-percentage-point impact of higher commodity costs and higher advertising and marketing expenses. Additionally, lower charges taken as a result of the COVID-19 pandemic and our Pioneer Foods acquisition contributed 3 percentage points and 2 percentage points, respectively, to operating profit growth.
Changes in consumer behavior as a result of the COVID-19 pandemic contributed to a current-year increase in consumer demand, which had a positive impact on net revenue, unit volume and operating profit performance.
APAC
Net revenue increased 34%, reflecting a 15-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of net revenue compared to the prior year as we aligned Be & Cheery’s reporting calendar with that of our APAC division, as well as organic volume growth, a 6- percentage-point impact of favorable foreign exchange and effective net pricing.
Convenient foods unit volume grew 19%, primarily reflecting a 16-percentage-point impact of our Be & Cheery acquisition, which included the impact of an extra month of unit volume as we aligned Be & Cheery’s reporting calendar with that of our APAC division, and double-digit growth in China (excluding our Be & Cheery acquisition) and Thailand. Additionally, Australia, Indonesia and Taiwan each experienced low-single-digit growth.

Beverage unit volume grew 13%, primarily reflecting double-digit growth in China, partially offset by a low-single-digit decline in Vietnam. Additionally, the Philippines experienced low-single-digit growth and Thailand experienced mid-single-digit growth.
Operating profit increased 14%, primarily reflecting the net revenue growth, productivity savings and a 2- percentage-point contribution from our Be & Cheery acquisition, partially offset by certain operating cost increases and higher advertising and marketing expenses. Additionally, impairment charges associated with an equity method investment reduced operating profit growth by 3 percentage points. Favorable foreign exchange contributed 3 percentage points to operating profit growth.
Other Consolidated Results

	2021	2020	Change
Other pension and retiree medical benefits income	$522	$117	$405
Net interest expense and other	$(1,863)	$(1,128)	$(735)
Annual tax rate	21.8%	20.9%
Net income attributable to PepsiCo (a)	$7,618	$7,120	7%
Net income attributable to PepsiCo per common share – diluted (a)	$5.49	$5.12	7%
(a)In 2021, lower charges taken as a result of the COVID-19 pandemic contributed 7 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth. See Note 1 to our consolidated financial statements for further information.
Other pension and retiree medical benefits income increased $405 million, primarily reflecting lower settlement charges in 2021, the recognition of fixed income gains on plan assets, the impact of plan changes approved in 2020, as discussed in Note 7 to our consolidated financial statements, and the impact of discretionary plan contributions, partially offset by a decrease in the expected rate of return on plan assets.
Net interest expense and other increased $735 million, reflecting a charge of $842 million in connection with our cash tender offers. See Note 8 to our consolidated financial statements for further information. This impact was partially offset by lower interest rates on average debt balances.
The reported tax rate increased 0.9 percentage points, primarily reflecting the net tax impact of adjustments to uncertain tax positions related to the final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; costs associated with mergers, acquisitions, divestitures and other structural changes; gains associated with divestitures; pension and retiree medical-related amounts (including all settlement and curtailment gains and losses); charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; asset impairments (non-cash); and remeasurements of net monetary assets. Previously, certain immaterial pension and retiree medical-related settlement and curtailment gains and losses were not considered items affecting comparability. Pension and retiree medical-related service cost, interest cost, expected return on plan assets, and other net periodic pension costs will continue to be reflected in our core results. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-K.
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
The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, net interest expense and other, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan), costs associated with our acquisitions and divestitures, the impact of settlement and curtailment gains and losses related to pension and retiree medical plans, a charge related to cash tender offers and tax expense related to the Tax Cuts and Jobs Act (TCJ Act) (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures, and where applicable, the impact of an additional week of results every five or six years (53rd reporting week), including in our 2022 financial results. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, including the impact in 2021 of an extra month of net revenue for our acquisitions of Pioneer Foods in our AMESA division and Be & Cheery in our APAC division as we aligned the reporting calendars of these acquisitions with those of our divisions, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Net interest expense and other	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$37,075	$42,399	$31,237	$11,162	$522	$(1,863)	$2,142	$61	$7,618
Items Affecting Comparability
Mark-to-market net impact	(39)	39	20	19	—	—	5	—	14
Restructuring and impairment charges	(29)	29	(208)	237	10	—	41	1	205
Acquisition and divestiture-related charges	(1)	1	5	(4)	—	—	23	—	(27)
Pension and retiree medical-related impact	—	—	—	—	12	—	1	—	11
Charge related to cash tender offers	—	—	—	—	—	842	165	—	677
Tax expense related to the TCJ Act	—	—	—	—	—	—	(190)	—	190
Core, Non-GAAP Measure	$37,006	$42,468	$31,054	$11,414	$544	$(1,021)	$2,187	$62	$8,688

	2020
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$31,797	$38,575	$28,495	$10,080	$117	$1,894	$7,120
Items Affecting Comparability
Mark-to-market net impact	64	(64)	9	(73)	—	(15)	(58)
Restructuring and impairment charges	(30)	30	(239)	269	20	58	231
Acquisition and divestiture-related charges	(32)	32	(223)	255	—	18	237
Pension and retiree medical-related impact	—	—	—	—	205	47	158
Core, Non-GAAP Measure	$31,799	$38,573	$28,042	$10,531	$342	$2,002	$7,688
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	2021		2020		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$5.49		$5.12		7%
Mark-to-market net impact	0.01		(0.04)
Restructuring and impairment charges	0.15		0.17
Acquisition and divestiture-related charges	(0.02)		0.17
Pension and retiree medical-related impact	0.01		0.11
Charge related to cash tender offers	0.49		—
Tax expense related to the TCJ Act	0.14		—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$6.26	(a)	$5.52	(a)	13%
Impact of foreign exchange translation					(1.5)
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					12%	(a)
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan to date, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. We now expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion, as compared to our previous estimate of pre-tax charges of approximately $2.5 billion, which included cash expenditures of approximately $1.6 billion. Plan to date through December 25, 2021, we have incurred pre-tax charges of $1.0 billion, including cash expenditures of $776 million. In our 2022 financial results, we expect to incur pre-tax charges of approximately $350 million, including cash expenditures of approximately $300 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2022 and 2023 financial results, with the balance to be incurred through 2026.
See Note 3 to our consolidated financial statements for further information related to our 2019 Productivity Plan. We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets, merger and integration charges and costs associated with divestitures. Merger and integration charges include liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, gains associated with contingent consideration, contract termination costs and other integration costs.
See Note 13 to our consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact primarily includes settlement charges related to lump sum distributions exceeding the total of annual service and interest costs, as well as curtailment gains related to plan changes.
See Note 7 to our consolidated financial statements for further information.

Charge Related to Cash Tender Offers
As a result of the cash tender offers for some of our long-term debt, we recorded a charge primarily representing the tender price paid over the carrying value of the tendered notes and loss on treasury rate locks used to mitigate the interest rate risk on the cash tender offers.
See Note 8 to our consolidated financial statements for further information.
Tax Expense Related to the TCJ Act
Tax expense related to the TCJ Act reflects adjustments to the mandatory transition tax liability under the TCJ Act.
See Note 5 to our consolidated financial statements for further information.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, pre-tax cash proceeds of approximately $3.5 billion from the Juice Transaction, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions, including support for socioeconomic programs in South Africa related to our acquisition of Pioneer Foods; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the TCJ Act. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 8 to our consolidated financial statements for further information.
Our sources and uses of cash were not materially adversely impacted by COVID-19 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our future liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 1 to our consolidated financial statements for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of December 25, 2021, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings, including $18.9 billion held in our consolidated subsidiaries outside the United States as of December 30, 2017. As of December 25, 2021, our mandatory transition tax liability was $2.9 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $309 million of this liability in 2022. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We were informed by the participating financial institutions that as of December 25, 2021 and December 26, 2020, $1.5 billion and $1.2 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
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
The table below summarizes our cash activity:

	2021	2020
Net cash provided by operating activities	$11,616	$10,613
Net cash used for investing activities	$(3,269)	$(11,619)
Net cash (used for)/provided by financing activities	$(10,780)	$3,819
Operating Activities
In 2021, net cash provided by operating activities was $11.6 billion, compared to $10.6 billion in the prior year. The increase in operating cash flow primarily reflects favorable working capital comparisons and operating profit performance, partially offset by higher pre-tax pension and retiree medical plan contributions and higher net cash tax payments in the current year.
Investing Activities
In 2021, net cash used for investing activities was $3.3 billion, primarily reflecting net capital spending of $4.5 billion, partially offset by maturities of short-term investments with maturities greater than three months of $1.1 billion.
In 2020, net cash used for investing activities was $11.6 billion, primarily reflecting net cash paid in connection with our acquisitions of Rockstar of $3.85 billion, Pioneer Foods of $1.2 billion and Be & Cheery of $0.7 billion, net capital spending of $4.2 billion, as well as purchases of short-term investments with maturities greater than three months of $1.1 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division; see Note 9 to our consolidated financial statements for further discussion of our investments in debt securities; and see Note 13 to our consolidated financial statements for further discussion of our acquisitions.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2021, net cash used for financing activities was $10.8 billion, primarily reflecting the return of operating cash flow to our shareholders largely through dividend payments of $5.8 billion, cash tender offers/debt redemption of $4.8 billion, payments of long-term debt borrowings of $3.5 billion and payments of acquisition-related contingent consideration of $0.8 billion, partially offset by proceeds from issuances of long-term debt of $4.1 billion.
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
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2018, we announced the 2018 share repurchase program providing for the repurchase of up to $15.0 billion of PepsiCo common stock which commenced on July 1, 2018 and expired on June 30, 2021. On February 10, 2022, we announced the 2022 share repurchase program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information. In addition, on February 10, 2022, we announced a 7% increase in our annualized dividend to $4.60 per share from $4.30 per share, effective with the dividend expected to be paid in June 2022. We expect to return a total of approximately $7.7 billion to shareholders in 2022, comprising dividends of approximately $6.2 billion and share repurchases of approximately $1.5 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	2021	2020	Change
Net cash provided by operating activities, GAAP measure	$11,616	$10,613	9%
Capital spending	(4,625)	(4,240)
Sales of property, plant and equipment	166	55
Free cash flow, non-GAAP measure	$7,157	$6,428	11%
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Item 1A. Risk Factors” and “Our Business Risks” for certain factors that may impact our credit ratings or our operating cash flows.
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
Material Changes in Line Items in Our Consolidated Financial Statements
Material changes in line items in our consolidated statement of income are discussed in “Results of Operations – Division Review” and “Items Affecting Comparability.”

Material changes in line items in our consolidated statement of cash flows are discussed in “Our Liquidity and Capital Resources.”
Material changes in line items in our consolidated balance sheet are discussed below:
Total Assets
In 2021, total assets were $92.4 billion, compared to $92.9 billion in the prior year. The decrease in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$(2.6)	Consolidated Statement of Cash Flows
Short-term investments	$(1.0)	Consolidated Statement of Cash Flows
Assets held for sale	$1.8	Note 13
Property, plant and equipment, net	$1.0	Note 1, Note 14
Other indefinite-lived intangible assets	$(0.5)	Note 4
Other assets	$0.9	Note 14
Total Liabilities
In 2021, total liabilities were $76.2 billion, compared to $79.4 billion in the prior year. The decrease in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Accounts payable and other current liabilities	$1.6	Note 14
Liabilities held for sale	$0.8	Note 13
Long-term debt obligations	$(4.3)	Note 8
Other liabilities (b)	$(2.2)	Note 7, Note 9 and Note 12
(a)In billions.
(b)Reflects changes primarily related to pension and retiree medical plans, contingent consideration associated with our acquisition of Rockstar and leases.
Total Equity
Refer to our consolidated statement of equity for material changes in equity line items.
Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2021	2020
Net income attributable to PepsiCo	$7,618	$7,120
Interest expense	1,988	1,252
Tax on interest expense	(441)	(278)
	$9,165	$8,094

Average debt obligations (a)	$42,341	$41,402
Average common shareholders’ equity (b)	14,924	13,536
Average invested capital	$57,265	$54,938

ROIC, non-GAAP measure	16.0%	14.7%
(a)Includes a quarterly average of short-term and long-term debt obligations.
(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.

The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2021	2020
ROIC, non-GAAP measure	16.0%	14.7%
Impact of:
Average cash, cash equivalents and short-term investments	2.2	3.4
Interest income	(0.2)	(0.2)
Tax on interest income	—	0.1
Mark-to-market net impact	0.1	(0.1)
Restructuring and impairment charges	0.2	0.3
Acquisition and divestiture-related charges	(0.1)	0.4
Pension and retiree medical-related impact	(0.1)	0.2
Tax expense related to the TCJ Act	0.3	0.1
Other net tax benefits	—	1.0
Core Net ROIC, non-GAAP measure	18.4%	19.9%
OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An appreciation of our critical accounting policies and estimates is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including those related to the COVID-19 pandemic, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies and estimates with our Audit Committee.
Our critical accounting policies and estimates are:
•revenue recognition;
•goodwill and other intangible assets;
•income tax expense and accruals; and
•pension and retiree medical plans.
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage and convenient food products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return. However, our policy for DSD, including certain chilled products, is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products.
Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the United States, and generally within 30 to 90 days internationally, and may allow discounts for early payment.
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of the global economic uncertainty related to the COVID-19 pandemic), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers.
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
In connection with previous acquisitions, we reacquired certain franchise rights which provided the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. In determining the useful life of these franchise rights, many factors were considered, including the pre-

existing perpetual bottling arrangements, the indefinite period expected for these franchise rights to contribute to our future cash flows, as well as the lack of any factors that would limit the useful life of these franchise rights to us, including legal, regulatory, contractual, competitive, economic or other factors. Therefore, certain of these franchise rights are considered as indefinite-lived. Franchise rights that are not considered indefinite-lived are amortized over the remaining contractual period of the contract in which the right was granted.
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
Tax law requires items to be included in our tax returns at different times than the items are reflected in our consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit on our consolidated financial statements. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our consolidated financial statements.
In 2021, our annual tax rate was 21.8% compared to 20.9% in 2020. See “Other Consolidated Results” for further information.
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
See “Items Affecting Comparability” and Note 7 to our consolidated financial statements for information about changes and settlements within our pension plans.
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
•the expected rate of return on assets in our funded plans;
•the spot rates along the yield curve used to determine service and interest costs and the present value of liabilities;
•for pension expense, the rate of salary increases for plans where benefits are based on earnings; and
•for retiree medical expense, health care cost trend rates.

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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2022	2021	2020
Pension
Service cost discount rate	3.1%	2.6%	3.4%
Interest cost discount rate	2.4%	1.9%	2.8%
Expected rate of return on plan assets	6.1%	6.2%	6.6%
Expected rate of salary increases	3.1%	3.1%	3.2%
Retiree medical
Service cost discount rate	2.8%	2.3%	3.2%
Interest cost discount rate	2.1%	1.6%	2.6%
Expected rate of return on plan assets	5.7%	5.4%	5.8%
Current health care cost trend rate	5.8%	5.5%	5.6%
Based on our assumptions, we expect our total pension and retiree medical expense to decrease in 2022 primarily reflecting plan changes and related impacts, and higher discount rates.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2022 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$37
Expected rate of return	$49

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
We made discretionary contributions to our U.S. qualified defined benefit plans of $75 million in January 2022 and expect to make an additional $75 million contribution in the third quarter of 2022.
Our pension and retiree medical plan contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns and changes in tax or other benefit laws. We continue to monitor the impact of the COVID-19 pandemic and related global economic conditions and uncertainty on the net unfunded status of our pension and retiree medical plans. We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. See Note 7 to our consolidated financial statements for our past and expected contributions and estimated future benefit payments.

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
(in millions except per share amounts)

	2021	2020	2019
Net Revenue	$79,474	$70,372	$67,161
Cost of sales	37,075	31,797	30,132
Gross profit	42,399	38,575	37,029
Selling, general and administrative expenses	31,237	28,495	26,738
Operating Profit	11,162	10,080	10,291
Other pension and retiree medical benefits income/(expense)	522	117	(44)
Net interest expense and other	(1,863)	(1,128)	(935)
Income before income taxes	9,821	9,069	9,312
Provision for income taxes	2,142	1,894	1,959
Net income	7,679	7,175	7,353
Less: Net income attributable to noncontrolling interests	61	55	39
Net Income Attributable to PepsiCo	$7,618	$7,120	$7,314
Net Income Attributable to PepsiCo per Common Share
Basic	$5.51	$5.14	$5.23
Diluted	$5.49	$5.12	$5.20
Weighted-average common shares outstanding
Basic	1,382	1,385	1,399
Diluted	1,389	1,392	1,407

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
(in millions)

	2021	2020	2019
Net income	$7,679	$7,175	$7,353
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	(369)	(650)	628
Net change on cash flow hedges	155	7	(90)
Net pension and retiree medical adjustments	770	(532)	283
Other	22	(1)	(2)
	578	(1,176)	819
Comprehensive income	8,257	5,999	8,172
Less: Comprehensive income attributable to noncontrolling interests	61	55	39
Comprehensive Income Attributable to PepsiCo	$8,196	$5,944	$8,133

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
(in millions)

	2021	2020	2019
Operating Activities
Net income	$7,679	$7,175	$7,353
Depreciation and amortization	2,710	2,548	2,432
Operating lease right-of-use asset amortization	505	478	412
Share-based compensation expense	301	264	237
Restructuring and impairment charges	247	289	370
Cash payments for restructuring charges	(256)	(255)	(350)
Acquisition and divestiture-related charges	(4)	255	55
Cash payments for acquisition and divestiture-related charges	(176)	(131)	(10)
Pension and retiree medical plan expenses	123	408	519
Pension and retiree medical plan contributions	(785)	(562)	(716)
Deferred income taxes and other tax charges and credits	298	361	453
Tax expense/(benefit) related to the TCJ Act	190	—	(8)
Tax payments related to the TCJ Act	(309)	(78)	(423)
Change in assets and liabilities:
Accounts and notes receivable	(651)	(420)	(650)
Inventories	(582)	(516)	(190)
Prepaid expenses and other current assets	159	26	(87)
Accounts payable and other current liabilities	1,762	766	735
Income taxes payable	30	(159)	(287)
Other, net	375	164	(196)
Net Cash Provided by Operating Activities	11,616	10,613	9,649

Investing Activities
Capital spending	(4,625)	(4,240)	(4,232)
Sales of property, plant and equipment	166	55	170
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(61)	(6,372)	(2,717)
Divestitures and sales of investments in noncontrolled affiliates	169	6	253
Short-term investments, by original maturity:
More than three months - purchases	—	(1,135)	—
More than three months - maturities	1,135	—	16
More than three months - sales	—	—	62
Three months or less, net	(58)	27	19
Other investing, net	5	40	(8)
Net Cash Used for Investing Activities	(3,269)	(11,619)	(6,437)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
(in millions)

	2021	2020	2019
Financing Activities
Proceeds from issuances of long-term debt	$4,122	$13,809	$4,621
Payments of long-term debt	(3,455)	(1,830)	(3,970)
Cash tender offers/debt redemption	(4,844)	(1,100)	(1,007)
Short-term borrowings, by original maturity:
More than three months - proceeds	8	4,077	6
More than three months - payments	(397)	(3,554)	(2)
Three months or less, net	434	(109)	(3)
Payments of acquisition-related contingent consideration	(773)	—	—
Cash dividends paid	(5,815)	(5,509)	(5,304)
Share repurchases - common	(106)	(2,000)	(3,000)
Proceeds from exercises of stock options	185	179	329
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(92)	(96)	(114)
Other financing	(47)	(48)	(45)
Net Cash (Used for)/Provided by Financing Activities	(10,780)	3,819	(8,489)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(114)	(129)	78
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(2,547)	2,684	(5,199)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,254	5,570	10,769
Cash and Cash Equivalents and Restricted Cash, End of Year	$5,707	$8,254	$5,570

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 25, 2021 and December 26, 2020
(in millions except per share amounts)

	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$5,596	$8,185
Short-term investments	392	1,366
Accounts and notes receivable, net	8,680	8,404
Inventories	4,347	4,172
Prepaid expenses and other current assets	980	874
Assets held for sale	1,788	—
Total Current Assets	21,783	23,001
Property, Plant and Equipment, net	22,407	21,369
Amortizable Intangible Assets, net	1,538	1,703
Goodwill	18,381	18,757
Other Indefinite-Lived Intangible Assets	17,127	17,612
Investments in Noncontrolled Affiliates	2,627	2,792
Deferred Income Taxes	4,310	4,372
Other Assets	4,204	3,312
Total Assets	$92,377	$92,918

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,308	$3,780
Accounts payable and other current liabilities	21,159	19,592
Liabilities held for sale	753	—
Total Current Liabilities	26,220	23,372
Long-Term Debt Obligations	36,026	40,370
Deferred Income Taxes	4,826	4,284
Other Liabilities	9,154	11,340
Total Liabilities	76,226	79,366
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,383 and 1,380 shares, respectively)	23	23
Capital in excess of par value	4,001	3,910
Retained earnings	65,165	63,443
Accumulated other comprehensive loss	(14,898)	(15,476)
Repurchased common stock, in excess of par value (484 and 487 shares, respectively)	(38,248)	(38,446)
Total PepsiCo Common Shareholders’ Equity	16,043	13,454
Noncontrolling interests	108	98
Total Equity	16,151	13,552
Total Liabilities and Equity	$92,377	$92,918

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
(in millions except per share amounts)

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,380	$23	1,391	$23	1,409	$23
Change in repurchased common stock	3	—	(11)	—	(18)	—
Balance, end of year	1,383	23	1,380	23	1,391	23
Capital in Excess of Par Value
Balance, beginning of year		3,910		3,886		3,953
Share-based compensation expense		302		263		235
Stock option exercises, RSUs and PSUs converted		(118)		(143)		(188)
Withholding tax on RSUs and PSUs converted		(92)		(96)		(114)
Other		(1)		—		—
Balance, end of year		4,001		3,910		3,886
Retained Earnings
Balance, beginning of year		63,443		61,946		59,947
Cumulative effect of accounting changes		—		(34)		8
Net income attributable to PepsiCo		7,618		7,120		7,314
Cash dividends declared - common (a)		(5,896)		(5,589)		(5,323)
Balance, end of year		65,165		63,443		61,946
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15,476)		(14,300)		(15,119)
Other comprehensive income/(loss) attributable to PepsiCo		578		(1,176)		819
Balance, end of year		(14,898)		(15,476)		(14,300)
Repurchased Common Stock
Balance, beginning of year	(487)	(38,446)	(476)	(36,769)	(458)	(34,286)
Share repurchases	(1)	(106)	(15)	(2,000)	(24)	(3,000)
Stock option exercises, RSUs and PSUs converted	4	303	4	322	6	516
Other	—	1	—	1	—	1
Balance, end of year	(484)	(38,248)	(487)	(38,446)	(476)	(36,769)
Total PepsiCo Common Shareholders’ Equity		16,043		13,454		14,786
Noncontrolling Interests
Balance, beginning of year		98		82		84
Net income attributable to noncontrolling interests		61		55		39
Distributions to noncontrolling interests		(49)		(44)		(42)
Acquisitions		—		5		—
Other, net		(2)		—		1
Balance, end of year		108		98		82
Total Equity		$16,151		$13,552		$14,868

(a) Cash dividends declared per common share were $4.2475, $4.0225 and $3.7925 for 2021, 2020 and 2019, respectively.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for indefinite-lived intangible assets, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. Additionally, the business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. As future events and their effect cannot be determined with precision, actual results could differ significantly from those estimates.
Our fiscal year ends on the last Saturday of each December, resulting in a 53rd reporting week every five or six years, including in our 2022 financial results. While our North America results are reported on a weekly calendar basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021, and beginning in the fourth quarter of 2021, all of our international operations report on a monthly calendar basis. This change did not have a material impact on our consolidated financial statements. The following chart details our quarterly reporting schedule for the three years presented:

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

Our Divisions
We are organized into seven reportable segments (also referred to as divisions), as follows:
1)FLNA, which includes our branded convenient food businesses in the United States and Canada;
2)QFNA, which includes our branded convenient food businesses, such as cereal, rice, pasta and other branded food, in the United States and Canada;
3)PBNA, which includes our beverage businesses in the United States and Canada;
4)LatAm, which includes all of our beverage and convenient food businesses in Latin America;
5)Europe, which includes all of our beverage and convenient food businesses in Europe;
6)AMESA, which includes all of our beverage and convenient food businesses in Africa, the Middle East and South Asia; and
7)APAC, which includes all of our beverage and convenient food businesses in Asia Pacific, Australia and New Zealand, and China region.
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Russia, Canada, China, the United Kingdom and South Africa.
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
The allocation of share-based compensation expense of each division is as follows:

	2021	2020	2019
FLNA	13%	13%	13%
QFNA	1%	1%	1%
PBNA	19%	18%	17%
LatAm	5%	6%	7%
Europe	13%	16%	17%
AMESA	6%	6%	3%
APAC	2%	2%	5%
Corporate unallocated expenses	41%	38%	37%
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
Net Revenue and Operating Profit
Net revenue and operating profit of each division are as follows:

	Net Revenue			Operating Profit
	2021	2020	2019	2021	2020	2019
FLNA	$19,608	$18,189	$17,078	$5,633	$5,340	$5,258
QFNA	2,751	2,742	2,482	578	669	544
PBNA	25,276	22,559	21,730	2,442	1,937	2,179
LatAm	8,108	6,942	7,573	1,369	1,033	1,141
Europe	13,038	11,922	11,728	1,292	1,353	1,327
AMESA (a)	6,078	4,573	3,651	858	600	671
APAC (b)	4,615	3,445	2,919	673	590	477
Total division	79,474	70,372	67,161	12,845	11,522	11,597
Corporate unallocated expenses	—	—	—	(1,683)	(1,442)	(1,306)
Total	$79,474	$70,372	$67,161	$11,162	$10,080	$10,291
(a)The increase in net revenue reflects our acquisition of Pioneer Foods. See Note 13 for further information.
(b)The increase in net revenue reflects our acquisition of Be & Cheery. See Note 13 for further information.
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	2021		2020		2019
	Beverage(a)	Convenient Food	Beverage(a)	Convenient Food	Beverage(a)	Convenient Food
LatAm	10%	90%	10%	90%	10%	90%
Europe	55%	45%	55%	45%	55%	45%
AMESA (b)	30%	70%	30%	70%	40%	60%
APAC	20%	80%	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%	45%	55%
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
(b)The increase in the approximate percentage of net revenue generated by our convenient food business in 2020 primarily reflects our acquisition of Pioneer Foods. See Note 13 for further information.

Operating profit in 2021 and 2020 includes certain pre-tax charges/credits taken as a result of the COVID-19 pandemic. These pre-tax charges/credits by division are as follows:

	2021
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$(8)	$—	$—	$35	$27	$2	$56
QFNA	(1)	—	—	2	1	—	2
PBNA	(19)	(21)	—	31	14	(16)	(11)
LatAm	—	—	1	44	15	4	64
Europe	(3)	(2)	—	13	8	5	21
AMESA	(1)	—	(2)	1	3	6	7
APAC	—	—	—	2	2	5	9
Total	$(32)	$(23)	$(1)	$128	$70	$6	$148

	2020
	Allowances for Expected Credit Losses(a)	Upfront Payments to Customers(b)	Inventory Write-Downs and Product Returns(c)	Employee Compensation Expense(d)	Employee Protection Costs(e)	Other(f)	Total
FLNA	$17	$—	$8	$145	$59	$—	$229
QFNA	2	—	—	9	3	1	15
PBNA	29	56	28	115	50	26	304
LatAm	1	—	19	56	18	8	102
Europe	5	3	11	23	22	24	88
AMESA	2	—	3	9	7	12	33
APAC	—	—	3	(7)	2	5	3
Total	$56	$59	$72	$350	$161	$76	$774
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
(c)Income amount represents a true-up of inventory write-downs. Includes a reserve for product returns of $20 million in 2020.
(d)Includes incremental frontline incentive pay, crisis child care and other leave benefits and labor costs. Income amount includes a social welfare relief credit of $11 million.
(e)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services.
(f)Includes certain reserves for property, plant and equipment, donations of cash and product, and other costs. Income amount represents adjustments for changes in estimates of previously recorded amounts.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, tax-related contingent consideration, certain acquisition and divestiture-related charges, as well as certain other items.

Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2021	2020	2021	2020	2019
FLNA	$9,763	$8,730	$1,411	$1,189	$1,227
QFNA	1,101	1,021	92	85	104
PBNA	37,801	37,079	1,275	1,245	1,053
LatAm	7,272	6,977	461	390	557
Europe	18,472	17,917	752	730	613
AMESA	6,125	5,942	325	252	267
APAC	5,654	5,770	203	230	195
Total division	86,188	83,436	4,519	4,121	4,016
Corporate (a)	6,189	9,482	106	119	216
Total	$92,377	$92,918	$4,625	$4,240	$4,232
(a)Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment and tax assets. In 2021, the change in assets was primarily due to a decrease in cash and cash equivalents and short-term investments. Refer to the cash flow statement for further information.
Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2021	2020	2019	2021	2020	2019
FLNA	$11	$10	$7	$594	$550	$492
QFNA	—	—	—	46	41	44
PBNA	25	28	29	926	899	857
LatAm	4	4	5	283	251	270
Europe	37	40	37	364	350	341
AMESA	5	3	2	181	149	116
APAC	9	5	1	102	91	76
Total division	91	90	81	2,496	2,331	2,196
Corporate	—	—	—	123	127	155
Total	$91	$90	$81	$2,619	$2,458	$2,351
Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2021	2020	2019	2021	2020
United States	$44,545	$40,800	$38,644	$36,324	$36,657
Mexico	4,580	3,924	4,190	1,720	1,708
Russia	3,426	3,009	3,263	3,751	3,644
Canada	3,405	2,989	2,831	2,846	2,794
China (b)	2,679	1,732	1,300	1,745	1,649
United Kingdom	2,102	1,882	1,723	906	874
South Africa (c)	2,008	1,282	405	1,389	1,484
All other countries	16,729	14,754	14,805	13,399	13,423
Total	$79,474	$70,372	$67,161	$62,080	$62,233
(a)Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. See Note 2 and Note 14 for further information on property, plant and equipment. See Note 2 and Note 4 for further information on goodwill and other intangible assets. Investments in noncontrolled affiliates are evaluated for impairment upon a significant change in the operating or macroeconomic environment. These assets are reported in the country where they are primarily used.
(b)The increase in net revenue reflects our acquisition of Be & Cheery. See Note 13 for further information.
(c)The increase in net revenue reflects our acquisition of Pioneer Foods. See Note 13 for further information.
Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage and convenient food products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. Merchandising activities are performed after a customer obtains control of the product, are accounted for as fulfillment of our performance obligation to ship or deliver product to our customers and are recorded in selling, general and administrative expenses. Merchandising activities are immaterial in the context of our contracts. In addition, we exclude from net revenue all sales, use, value-added and certain excise taxes assessed by government authorities on revenue producing transactions.
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
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of the global economic uncertainty related to the COVID-19 pandemic), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers.
We are exposed to concentration of credit risk from our major customers, including Walmart. We have not experienced credit issues with these customers. In 2021, sales to Walmart and its affiliates (including Sam’s) represented approximately 13% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart.
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
The terms of most of our incentive arrangements do not exceed one year and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $262 million as of December 25, 2021 and $299 million as of December 26, 2020 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $5.1 billion in 2021, $4.6 billion in 2020 and $4.7 billion in 2019, including advertising expenses of $3.5 billion in 2021 and $3.0 billion in both 2020 and 2019. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $53 million and $48 million as of December 25, 2021 and December 26, 2020, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $13.7 billion in 2021, $11.9 billion in 2020 and $10.9 billion in 2019.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $135 million in 2021, $152 million in 2020 and $166 million in 2019. Net capitalized software and development costs were $809 million and $664 million as of December 25, 2021 and December 26, 2020, respectively.

Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $752 million, $719 million and $711 million in 2021, 2020 and 2019, respectively, and are reported within selling, general and administrative expenses.
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
•Inventories – Note 14. Inventories are valued at the lower of cost or net realizable value. Cost is determined using the average; first-in, first-out (FIFO); or, in limited instances, last-in, first-out (LIFO) methods.
•Property, Plant and Equipment – Note 14. Property, plant and equipment is recorded at historical cost. Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. Construction in progress is not depreciated until ready for service.
•Translation of Financial Statements of Foreign Subsidiaries – Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment.
Recently Issued Accounting Pronouncements - Adopted
In 2019, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements or related disclosures.
Note 3 — Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan to date, we expanded and extended the plan through the end of 2026 to take advantage of additional opportunities within the initiatives described above. We now expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion, as compared to our previous estimate of pre-tax charges of approximately $2.5 billion, which included cash expenditures of approximately $1.6 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions and 35% for other costs associated with the implementation of our initiatives.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%

A summary of our 2019 Productivity Plan charges is as follows:

	2021	2020	2019
Cost of sales	$29	$30	$115
Selling, general and administrative expenses	208	239	253
Other pension and retiree medical benefits expense	10	20	2
Total restructuring and impairment charges	$247	$289	$370
After-tax amount	$206	$231	$303
Impact on net income attributable to PepsiCo per common share	$(0.15)	$(0.17)	$(0.21)

	2021	2020	2019	Plan to Date through 12/25/2021
FLNA	$28	$83	$22	$164
QFNA	—	5	2	12
PBNA	20	47	51	158
LatAm	37	31	62	139
Europe	81	48	99	234
AMESA	15	14	38	70
APAC	7	5	47	61
Corporate	49	36	47	139
	237	269	368	977
Other pension and retiree medical benefits expense	10	20	2	67
Total	$247	$289	$370	$1,044

Plan to Date through 12/25/2021
Severance and other employee costs	$564
Asset impairments	157
Other costs	323
Total	$1,044
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.

A summary of our 2019 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 29, 2018	$105	$—	$1	$106
2019 restructuring charges	149	92	129	370
Cash payments (a)	(138)	—	(119)	(257)
Non-cash charges and translation	12	(92)	10	(70)
Liability as of December 28, 2019	128	—	21	149
2020 restructuring charges	158	33	98	289
Cash payments (a)	(138)	—	(117)	(255)
Non-cash charges and translation	(26)	(33)	3	(56)
Liability as of December 26, 2020	122	—	5	127
2021 restructuring charges	120	32	95	247
Cash payments (a)	(163)	—	(93)	(256)
Non-cash charges and translation	(15)	(32)	—	(47)
Liability as of December 25, 2021	$64	$—	$7	$71
(a)Excludes cash expenditures of $2 million in both 2021 and 2020, and $4 million in 2019, reported in the cash flow statement in pension and retiree medical plan contributions.
Substantially all of the restructuring accrual at December 25, 2021 is expected to be paid by the end of 2022.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2021			2020			2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	56 – 60	$976	$(187)	$789	$976	$(173)	$803
Customer relationships	10 – 24	623	(227)	396	642	(204)	438
Brands (b)	20 – 40	1,151	(989)	162	1,348	(1,099)	249
Other identifiable intangibles	10 – 24	451	(260)	191	474	(261)	213
Total		$3,201	$(1,663)	$1,538	$3,440	$(1,737)	$1,703
Amortization expense				$91			$90	$81
(a)Acquired franchise rights includes our distribution agreement with Vital Pharmaceuticals, Inc., with an expected residual value higher than our carrying value. The distribution agreement’s useful life is three years, in accordance with the three-year termination notice issued, and is not reflected in the average useful life above.
(b)The change primarily reflects assets reclassified as held for sale in connection with our Juice Transaction. See Note 13 for further information.

Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 25, 2021 and using average 2021 foreign exchange rates, is expected to be as follows:

	2022	2023	2024	2025	2026
Five-year projected amortization	$84	$84	$83	$81	$72
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
Indefinite-Lived Intangible Assets
We did not recognize any impairment charges for goodwill in each of the years ended December 25, 2021, December 26, 2020 and December 28, 2019. We did not recognize any impairment charges for indefinite-lived intangible assets in the year ended December 25, 2021. In 2020, we recognized a pre-tax impairment charge of $41 million related to a coconut water brand in PBNA. We did not recognize any material impairment charges for indefinite-lived intangible assets in the year ended December 28, 2019. As of December 25, 2021, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at PBNA exceeded their carrying values. However, there could be an impairment of the carrying value of PBNA’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of PBNA’s CSD business do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value.
We have also analyzed the impact of the macroeconomic conditions in Russia on the estimated fair value of our indefinite-lived intangible assets in Russia and have concluded that there are no impairments for the year ended December 25, 2021. The estimated fair value of indefinite-lived intangible assets is dependent on macroeconomic conditions (including a resulting increase in the weighted-average cost of capital used to estimate fair value), future revenues and their contributions to operating results and expected future cash flows (including perpetuity growth assumptions), and significant changes in the decisions regarding assets that do not perform consistent with our expectations. Subsequent to December 25, 2021, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe segment. As a result, we will recognize pre-tax impairment charges of approximately $0.2 billion in the first quarter of 2022 in selling, general and administrative expenses.
For further information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2020	Acquisitions	Translation and Other	Balance, End of 2020	Acquisitions/(Divestitures)	Translation and Other	Balance, End of 2021
FLNA (a)
Goodwill	$299	$164	$2	$465	$(8)	$1	$458
Brands	162	179	(1)	340	—	—	340
Total	461	343	1	805	(8)	1	798
QFNA
Goodwill	189	—	—	189	—	—	189
Brands	11	—	(11)	—	—	—	—
Total	200	—	(11)	189	—	—	189
PBNA (b) (c)
Goodwill	9,898	2,280	11	12,189	(216)	1	11,974
Reacquired franchise rights	7,089	—	18	7,107	—	—	7,107
Acquired franchise rights	1,517	16	3	1,536	1	1	1,538
Brands (d)	763	2,400	(41)	3,122	(290)	(324)	2,508
Total	19,267	4,696	(9)	23,954	(505)	(322)	23,127
LatAm
Goodwill	501	—	(43)	458	—	(25)	433
Brands	125	—	(17)	108	(1)	(7)	100
Total	626	—	(60)	566	(1)	(32)	533
Europe (b)
Goodwill (e)	3,961	(2)	(153)	3,806	(28)	(78)	3,700
Reacquired franchise rights (e)	505	—	(9)	496	(23)	(32)	441
Acquired franchise rights (e)	157	—	15	172	—	(14)	158
Brands (f)	4,181	—	(109)	4,072	—	182	4,254
Total	8,804	(2)	(256)	8,546	(51)	58	8,553
AMESA (g)
Goodwill	446	560	90	1,096	(2)	(31)	1,063
Brands	—	183	31	214	—	(9)	205
Total	446	743	121	1,310	(2)	(40)	1,268
APAC (h)
Goodwill	207	306	41	554	3	7	564
Brands (d)	100	309	36	445	—	31	476
Total	307	615	77	999	3	38	1,040

Total goodwill	15,501	3,308	(52)	18,757	(251)	(125)	18,381
Total reacquired franchise rights	7,594	—	9	7,603	(23)	(32)	7,548
Total acquired franchise rights	1,674	16	18	1,708	1	(13)	1,696
Total brands	5,342	3,071	(112)	8,301	(291)	(127)	7,883
Total	$30,111	$6,395	$(137)	$36,369	$(564)	$(297)	$35,508
(a)Acquisitions/divestitures in 2021 and acquisitions in 2020 primarily reflect our acquisition of BFY Brands.
(b)Acquisitions/divestitures in 2021 primarily reflects assets reclassified as held for sale in connection with our Juice Transaction. See Note 13 for further information.
(c)Acquisitions in 2020 primarily reflects our acquisition of Rockstar. See Note 13 for further information.
(d)Translation and other in 2021 primarily reflects the allocation of the Rockstar brand to the respective divisions, which was finalized in 2021 as part of purchase price allocation.
(e)Translation and other primarily reflects the depreciation of the euro in 2021 and depreciation of the Russian ruble in 2020.
(f)Translation and other in 2021 reflects the allocation of the Rockstar brand from PBNA, which was finalized in 2021 as part of purchase price allocation, partially offset by the depreciation of the euro. Translation and other in 2020 primarily reflects the depreciation of the Russian ruble.

(g)Acquisitions in 2020 primarily reflects our acquisition of Pioneer Foods. See Note 13 for further information.
(h)Acquisitions in 2020 primarily reflects our acquisition of Be & Cheery. See Note 13 for further information.
Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2021	2020	2019
United States	$3,740	$4,070	$4,123
Foreign	6,081	4,999	5,189
	$9,821	$9,069	$9,312
The provision for income taxes consisted of the following:

	2021	2020	2019
Current:
U.S. Federal	$702	$715	$652
Foreign	955	932	807
State	44	110	196
	1,701	1,757	1,655
Deferred:
U.S. Federal	375	273	325
Foreign	(14)	(167)	(31)
State	80	31	10
	441	137	304
	$2,142	$1,894	$1,959
A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2021	2020	2019
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.0	1.2	1.6
Lower taxes on foreign results	(1.6)	(0.8)	(0.9)
One-time mandatory transition tax - TCJ Act	1.9	—	(0.1)
Other, net	(0.5)	(0.5)	(0.6)
Annual tax rate	21.8%	20.9%	21.0%
Tax Cuts and Jobs Act
In 2021, we recorded $190 million ($0.14 per share) of net tax expense related to the TCJ Act as a result of adjustments related to the final assessment of the 2014 through 2016 IRS audit. There were no tax amounts recognized in 2020 related to the TCJ Act. In 2019, we recognized a net tax benefit totaling $8 million ($0.01 per share) related to the TCJ Act.
As of December 25, 2021, our mandatory transition tax liability was $2.9 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $309 million in 2021, $78 million in 2020 and $663 million in 2019. We currently expect to pay approximately $309 million of this liability in 2022.
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
Other Tax Matters
In 2021, we received a final assessment from the IRS audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. As a result of the analysis of the 2014 through 2016 final assessment, we remeasured all applicable reserves for uncertain tax positions for all years open under the statute of limitations, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax expense of $112 million in 2021.
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2021, no income tax adjustments related to the TRAF were recorded. During 2020, we recorded a net tax benefit of $72 million related to the adoption of the TRAF in the Swiss Canton of Bern. During 2019, we recorded a net tax expense of $24 million related to the impact of the TRAF. While the accounting for the impacts of the TRAF are deemed to be complete, further adjustments to our financial statements and related disclosures could be made in future quarters, including in connection with final tax return filings.
Deferred tax liabilities and assets are comprised of the following:

	2021	2020
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	2,036	1,851
Recapture of net operating losses	504	504
Pension liabilities	216	—
Right-of-use assets	450	371
Other	254	159
Gross deferred tax liabilities	4,038	3,463

Deferred tax assets
Net carryforwards	4,974	5,008
Intangible assets other than nondeductible goodwill	1,111	1,146
Share-based compensation	98	90
Retiree medical benefits	147	153
Other employee-related benefits	379	373
Pension benefits	—	80
Deductible state tax and interest benefits	149	150
Lease liabilities	450	371
Other	842	866
Gross deferred tax assets	8,150	8,237
Valuation allowances	(4,628)	(4,686)
Deferred tax assets, net	3,522	3,551
Net deferred tax liabilities/(assets)	$516	$(88)

A summary of our valuation allowance activity is as follows:

	2021	2020	2019
Balance, beginning of year	$4,686	$3,599	$3,753
Provision	(9)	1,082	(124)
Other (deductions)/additions	(49)	5	(30)
Balance, end of year	$4,628	$4,686	$3,599
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2020	2014-2019
Mexico	2014-2020	2014-2016
United Kingdom	2018-2020	None
Canada (Domestic)	2016-2020	2016-2017
Canada (International)	2010-2020	2010-2017
Russia	2018-2020	None
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
As of December 25, 2021, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.9 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $326 million as of December 25, 2021, of which $3 million of tax benefit was recognized in 2021. The gross amount of interest accrued, reported in other liabilities, was $338 million as of December 26, 2020, of which $93 million of tax expense was recognized in 2020.

A reconciliation of unrecognized tax benefits is as follows:

	2021	2020
Balance, beginning of year	$1,621	$1,395
Additions for tax positions related to the current year	222	128
Additions for tax positions from prior years	681	153
Reductions for tax positions from prior years	(558)	(22)
Settlement payments	(25)	(13)
Statutes of limitations expiration	(39)	(23)
Translation and other	(2)	3
Balance, end of year	$1,900	$1,621
Carryforwards and Allowances
Operating loss carryforwards totaling $30.0 billion as of December 25, 2021 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.3 billion in 2022, $26.8 billion between 2023 and 2041 and $2.9 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.
Undistributed International Earnings
As of December 25, 2021, we had approximately $7 billion of undistributed international earnings. We intend to continue to reinvest $7 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. PepsiCo has granted stock options, RSUs, PSUs and long-term cash awards to employees under the shareholder-approved PepsiCo, Inc. Long-Term Incentive Plan (LTIP). Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect stock options receive four stock options for every one RSU that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and are granted 66% PSUs and 34% long-term cash, each of which are subject to pre-established performance targets.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs and PSUs.
As of December 25, 2021, 44 million shares were available for future share-based compensation grants under the LTIP.

The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2021	2020	2019
Share-based compensation expense - equity awards	$301	$264	$237
Share-based compensation expense - liability awards	20	11	8
Restructuring charges	1	(1)	(2)
Total	$322	$274	$243
Income tax benefits recognized in earnings related to share-based compensation	$57	$48	$39
Excess tax benefits related to share-based compensation	$38	$35	$50
As of December 25, 2021, there was $372 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2021	2020	2019
Expected life	7 years	6 years	5 years
Risk-free interest rate	1.1%	0.9%	2.4%
Expected volatility	14%	14%	14%
Expected dividend yield	3.1%	3.4%	3.1%
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

A summary of our stock option activity for the year ended December 25, 2021 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 26, 2020	10,640	$99.54
Granted	2,157	$134.25
Exercised	(2,321)	$79.87
Forfeited/expired	(334)	$125.35
Outstanding at December 25, 2021	10,142	$110.54	5.79	$600,755
Exercisable at December 25, 2021	5,407	$93.49	3.47	$412,524
Expected to vest as of December 25, 2021	4,419	$129.78	8.41	$176,771
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
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.
A summary of our RSU and PSU activity for the year ended December 25, 2021 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 26, 2020	6,127	$119.92
Granted	2,636	$131.81
Converted	(2,229)	$112.09
Forfeited	(557)	$126.70
Outstanding at December 25, 2021 (b)	5,977	$127.45	1.31	$1,014,854
Expected to vest as of December 25, 2021 (c)	6,016	$127.59	1.30	$1,021,312
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding PSUs for which the vesting period has not ended as of December 25, 2021, at the threshold, target and maximum award levels were zero, 1 million and 2 million, respectively.
(c)Represents the number of outstanding awards expected to vest, including estimated performance adjustments on all outstanding PSUs as of December 25, 2021.
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
A summary of our long-term cash activity for the year ended December 25, 2021 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(a)	Contractual Life Remaining (years)
Outstanding at December 26, 2020	$47,513
Granted	16,507
Vested	(16,567)
Forfeited	(1,661)
Outstanding at December 25, 2021 (b)	$45,792	$50,238	1.29
Expected to vest as of December 25, 2021 (c)	$43,480	$47,771	1.27
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding awards for which the vesting period has not ended as of December 25, 2021, at the threshold, target and maximum award levels based on the achievement of its market conditions were zero, $46 million and $92 million, respectively.
(c)Represents the number of outstanding awards expected to vest, based on the most recent valuation as of December 25, 2021.
Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2021	2020	2019
Stock Options
Total number of options granted (a)	2,157	1,847	1,286
Weighted-average grant-date fair value of options granted	$9.88	$8.31	$10.89
Total intrinsic value of options exercised (a)	$153,306	$155,096	$275,745
Total grant-date fair value of options vested (a)	$10,605	$8,652	$9,838
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,636	2,496	2,754
Weighted-average grant-date fair value of RSUs/PSUs granted	$131.81	$131.21	$116.87
Total intrinsic value of RSUs/PSUs converted (a)	$273,878	$303,165	$333,951
Total grant-date fair value of RSUs/PSUs vested (a)	$198,469	$235,523	$275,234
(a)In thousands.
As of December 25, 2021 and December 26, 2020, there were approximately 299,000 and 287,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.

Note 7 — Pension, Retiree Medical and Savings Plans
In connection with our Juice Transaction subsequent to December 25, 2021, we transferred pension and retiree medical obligations of approximately $150 million and related assets to the newly formed joint venture.
In 2021, we adopted a change to the Canadian defined benefit plans to freeze pension accruals for salaried participants, effective January 1, 2024, and to close the hourly plan to new non-union employees hired on or after January 1, 2022. After the effective date, all salaried participants will receive an employer contribution to the defined contribution plan based on age and years of service regardless of employee contribution and will have the opportunity to receive employer contributions to match employee contributions up to defined limits. We also adopted a change to the U.K. defined benefit plan to freeze pension accruals for all participants effective March 31, 2022. After the effective date, participants will have the opportunity to receive employer contributions to match employee contributions up to defined limits. Pre-tax pension benefits expense will decrease after the effective dates, partially offset by contributions to defined contribution plans.
In 2021, we adopted a change to the U.S. qualified defined benefit plans to transfer certain participants from PepsiCo Employees Retirement Plan A (Plan A) to PepsiCo Employees Retirement Plan I (Plan I), effective January 1, 2022. The benefits offered to the plans’ participants were unchanged. There is no material impact to pre-tax pension benefits expense from this transaction.
In 2020, lump sum distributions exceeded the total of annual service and interest cost and triggered a pre-tax settlement charge in Plan A of $205 million ($158 million after-tax or $0.11 per share).
In 2020, we adopted an amendment to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, effective December 31, 2025. Since 2011, salaried new hires are not eligible to participate in the defined benefit plan. After the effective date, all salaried participants will receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution and will have the opportunity to receive employer contributions to match employee contributions up to defined limits. As a result of this amendment, pre-tax pension benefits expense decreased $70 million in 2021, primarily impacting corporate unallocated expenses.
In 2020, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from Plan A to Plan I and to a newly created plan, PepsiCo Employees Retirement Hourly Plan (Plan H), effective January 1, 2021. The benefits offered to the plans’ participants were unchanged. The reorganization facilitated a more targeted investment strategy and provided additional flexibility in evaluating opportunities to reduce risk and volatility. There was no material impact to pre-tax pension benefits expense as a result of this reorganization.
In 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credit benefits of certain participants in Plan H. As a result of this amendment, pre-tax pension benefits expense increased $45 million in 2021, primarily impacting service cost expense.
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

Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in Plan A (approximately 9 years), Plan H (approximately 11 years) and retiree medical (approximately 9 years), and the remaining life expectancy for participants in Plan I (approximately 27 years).
The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits (expense)/income on a straight-line basis over the average remaining service life for participants in both Plan A and Plan H, except that prior service cost/(credit) for salaried participants subject to the freeze is amortized on a straight-line basis over the period up to the effective date of the freeze, or the remaining life expectancy for participants in Plan I.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation
Obligation at beginning of year	$16,753	$15,230	$4,430	$3,753	$1,006	$988
Service cost	518	434	104	86	33	25
Interest cost	324	435	74	85	15	25
Plan amendments	23	(221)	3	(17)	—	(25)
Participant contributions	—	—	3	2	—	—
Experience (gain)/loss	(215)	2,042	(178)	467	(17)	81
Benefit payments	(976)	(378)	(106)	(92)	(83)	(89)
Settlement/curtailment	(220)	(808)	(99)	(24)	—	—
Special termination benefits	9	19	—	—	—	—
Other, including foreign currency adjustment	—	—	(56)	170	—	1
Obligation at end of year	$16,216	$16,753	$4,175	$4,430	$954	$1,006

Change in fair value of plan assets
Fair value at beginning of year	$15,465	$14,302	$4,303	$3,732	$315	$302
Actual return on plan assets	1,052	1,908	387	401	20	47
Employer contributions/funding	580	387	158	120	47	55
Participant contributions	—	—	3	2	—	—
Benefit payments	(976)	(378)	(106)	(92)	(83)	(89)
Settlement	(217)	(754)	(52)	(29)	—	—
Other, including foreign currency adjustment	—	—	(69)	169	—	—
Fair value at end of year	$15,904	$15,465	$4,624	$4,303	$299	$315
Funded status	$(312)	$(1,288)	$449	$(127)	$(655)	$(691)

Amounts recognized
Other assets	$692	$797	$564	$110	$—	$—
Other current liabilities	(48)	(53)	(1)	(1)	(57)	(51)
Other liabilities	(956)	(2,032)	(114)	(236)	(598)	(640)
Net amount recognized	$(312)	$(1,288)	$449	$(127)	$(655)	$(691)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,550	$4,116	$696	$1,149	$(220)	$(212)
Prior service (credit)/cost	(63)	(119)	(11)	(19)	(34)	(45)
Total	$3,487	$3,997	$685	$1,130	$(254)	$(257)

Changes recognized in net (gain)/loss included in other comprehensive loss
Net (gain)/loss arising in current year	$(301)	$1,009	$(355)	$268	$(22)	$50
Amortization and settlement recognition	(265)	(409)	(95)	(75)	14	23
Foreign currency translation (gain)/loss	—	—	(3)	42	—	—
Total	$(566)	$600	$(453)	$235	$(8)	$73

Accumulated benefit obligation at end of year	$15,489	$15,949	$4,021	$4,108
The net gain arising in the current year is primarily attributable to the increase in discount rate offset by actual experience differing from demographic assumptions.
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
•Settlement/curtailment loss/(gain) represents the result of actions that effectively eliminate all or a portion of related projected benefit obligations. Settlements are triggered when payouts to settle the projected benefit obligation of a plan due to lump sums or other events exceed the annual service and interest cost. Settlements are recognized when actions are irrevocable and we are relieved of the primary responsibility and risk for projected benefit obligations. Lump sum payouts are generally higher when interest rates are lower. Curtailments are recognized when events such as plant closures, the sale of a business, or plan changes result in a significant reduction of future service or benefits. Curtailment losses are recognized when an event is probable and estimable, while curtailment gains are recognized when an event has occurred (when the related employees terminate or an amendment is adopted).
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$518	$434	$381	$104	$86	$73	$33	$25	$23
Other pension and retiree medical benefits (income)/expense:
Interest cost	$324	$435	$543	$74	$85	$97	$15	$25	$36
Expected return on plan assets	(970)	(929)	(892)	(231)	(202)	(188)	(15)	(16)	(18)
Amortization of prior service (credits)/cost	(31)	12	10	(2)	—	—	(11)	(12)	(19)
Amortization of net losses/(gains)	224	196	161	77	61	32	(14)	(23)	(27)
Settlement/curtailment losses/(gains) (a)	40	213	296	(11)	19	12	—	—	—
Special termination benefits	9	19	1	—	—	—	—	—	—
Total other pension and retiree medical benefits (income)/expense	$(404)	$(54)	$119	$(93)	$(37)	$(47)	$(25)	$(26)	$(28)
Total	$114	$380	$500	$11	$49	$26	$8	$(1)	$(5)
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

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost
Service cost discount rate	2.6%	3.4%	4.4%	2.7%	3.2%	4.2%	2.3%	3.2%	4.3%
Interest cost discount rate	2.0%	2.9%	4.1%	1.7%	2.4%	3.2%	1.6%	2.6%	3.8%
Expected return on plan assets	6.4%	6.8%	7.1%	5.3%	5.6%	5.8%	5.4%	5.8%	6.6%
Rate of salary increases	3.0%	3.1%	3.1%	3.3%	3.3%	3.7%

Projected Benefit Obligation
Discount rate	2.9%	2.5%	3.3%	2.4%	2.0%	2.5%	2.7%	2.3%	3.1%
Rate of salary increases	3.0%	3.0%	3.1%	3.3%	3.3%	3.3%
The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2021	2020	2021	2020	2021	2020
Selected information for plans with accumulated benefit obligation in excess of plan assets (a)
Obligation for service to date	$(1,499)	$(5,537)	$(127)	$(172)
Fair value of plan assets	$705	$4,156	$102	$123
Selected information for plans with projected benefit obligation in excess of plan assets (a)
Benefit obligation	$(1,709)	$(9,172)	$(286)	$(2,933)	$(954)	$(1,006)
Fair value of plan assets	$705	$7,088	$171	$2,696	$299	$315
(a)The decrease in U.S. pension plans with obligations in excess of plan assets primarily reflects employer contributions to Plan H.
Of the total projected pension benefit obligation as of December 25, 2021, approximately $810 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2022	2023	2024	2025	2026	2027 - 2031
Pension	$1,110	$960	$960	$995	$1,030	$5,385
Retiree medical (a)	$95	$90	$90	$85	$80	$355
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $1 million for each of the years from 2022 through 2026 and approximately $4 million in total for 2027 through 2031.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2021	2020	2019	2021	2020	2019
Discretionary (a)	$525	$339	$417	$—	$—	$—
Non-discretionary	213	168	255	47	55	44
Total	$738	$507	$672	$47	$55	$44
(a)Includes $500 million contribution in 2021, $325 million contribution in 2020 and $400 million contribution in 2019 to fund our qualified defined benefit plans in the United States.
We made a discretionary contribution of $75 million to our U.S. qualified defined benefit plans in January 2022 and expect to make an additional $75 million contribution in the third quarter of 2022. In addition, in 2022, we expect to make non-discretionary contributions of approximately $135 million to our U.S. and international pension benefit plans and approximately $55 million for retiree medical benefits.
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
For 2022 and 2021, our expected long-term rate of return on U.S. plan assets is 6.3% and 6.4%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2022	2021
Fixed income	56%	51%
U.S. equity	22%	24%
International equity	18%	21%
Real estate	4%	4%
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
Plan assets measured at fair value as of year-end 2021 and 2020 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years and are as follows:

	Fair Value Hierarchy Level	2021	2020
U.S. plan assets (a)
Equity securities, including preferred stock (b)	1	$6,387	$7,179
Government securities (c)	2	2,523	2,177
Corporate bonds (c)	2	6,210	5,437
Mortgage-backed securities (c)	2	199	119
Contracts with insurance companies (d)	3	9	9
Cash and cash equivalents (e)	1, 2	352	278
Sub-total U.S. plan assets		15,680	15,199
Real estate commingled funds measured at net asset value (f)		478	517
Dividends and interest receivable, net of payables		45	64
Total U.S. plan assets		$16,203	$15,780
International plan assets
Equity securities (b)	1	$2,232	$2,119
Government securities (c)	2	1,053	937
Corporate bonds (c)	2	400	445
Fixed income commingled funds (g)	1	632	509
Contracts with insurance companies (d)	3	43	50
Cash and cash equivalents	1	34	33
Sub-total international plan assets		4,394	4,093
Real estate commingled funds measured at net asset value (f)		221	202
Dividends and interest receivable		9	8
Total international plan assets		$4,624	$4,303
(a)Includes $299 million and $315 million in 2021 and 2020, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common and preferred stock investments are based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 11% and 13% of total U.S. plan assets for 2021 and 2020, respectively.
(c)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 32% and 30% of total U.S. plan assets for 2021 and 2020, respectively.
(d)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 25, 2021 and December 26, 2020.
(e)Includes Level 1 assets of $216 million and $178 million for 2021 and 2020, respectively, and Level 2 assets of $136 million and $100 million for 2021 and 2020, respectively.
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
(g)Based on the published price of the fund.

Retiree Medical Cost Trend Rates

	2022	2021
Average increase assumed	6%	6%
Ultimate projected increase	4%	5%
Year of ultimate projected increase	2046	2040
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
In 2021, 2020 and 2019, our total Company contributions were $246 million, $225 million and $197 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2021(a)	2020(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$3,872	$3,358
Commercial paper (0.1% and 0.2%)	400	396
Other borrowings (2.2% and 1.7%)	36	26
	$4,308	$3,780
Long-term debt obligations (b)
Notes due 2021 (2.2%)	$—	$3,356
Notes due 2022 (2.4% and 2.5%)	3,868	3,867
Notes due 2023 (1.5% and 1.5%)	3,019	3,017
Notes due 2024 (2.1% and 2.1%)	2,986	3,067
Notes due 2025 (2.7% and 2.7%)	3,230	3,227
Notes due 2026 (3.2% and 3.2%)	2,450	2,492
Notes due 2027-2060 (2.6% and 2.8%)	24,313	24,673
Other, due 2021-2027 (1.3% and 1.3%)	32	29
	39,898	43,728
Less: current maturities of long-term debt obligations	3,872	3,358
Total	$36,026	$40,370
(a)Amounts are shown net of unamortized net discounts of $233 million and $260 million for 2021 and 2020, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for further information regarding our interest rate derivative instruments.
As of December 25, 2021 and December 26, 2020, our international debt of $38 million and $29 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2021, we issued the following senior notes:

Interest Rate	Maturity Date	Amount(a)
0.750%	October 2033	€1,000
1.950%	October 2031	$1,250
2.625%	October 2041	$750
2.750%	October 2051	$1,000
(a)Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes will be used for general corporate purposes, including the repurchase of outstanding indebtedness and the repayment of commercial paper.
In 2021, we paid $4.8 billion in cash in connection with the tender of certain notes redeemed in the following amounts:

Interest Rate	Maturity Date	Principal Amount Tendered
5.500%	May 2035	$8
5.500%	May 2035	$1	(a)
5.500%	January 2040	$26
3.500%	March 2040	$443
4.875%	November 2040	$30
4.000%	March 2042	$261
3.600%	August 2042	$210
4.250%	October 2044	$190
4.600%	July 2045	$203
4.450%	April 2046	$532
3.450%	October 2046	$622
4.000%	May 2047	$212
3.375%	July 2049	$508
3.625%	March 2050	$611
3.875%	March 2060	$240
(a)Series A.
As a result of the cash tender offers, we recorded a pre-tax charge of $842 million ($677 million after-tax or $0.49 per share) to net interest expense and other, primarily representing the tender price paid over the carrying value of the tendered notes and loss on treasury rate locks used to mitigate the interest rate risk on the cash tender offers. See Note 9 to our consolidated financial statements for the mark-to-market impact of treasury rate locks associated with the cash tender offers.
In 2021, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 28, 2026. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.75 billion five year credit agreement, dated as of June 3, 2019.
Also in 2021, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 27, 2022. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.75 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of June 1, 2020.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 25, 2021, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Foods. These borrowings were fully repaid in April 2020 and no further borrowings under these Bridge Loan Facilities are permitted.
In 2021, we paid $750 million to redeem all $750 million outstanding principal amount of our 1.70% senior notes due 2021 and terminated the associated interest rate swap with a notional amount of $250 million.
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to our income statement when the hedged transaction affects earnings. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; such gains or losses reclassified during the year ended December 25, 2021 were not material.
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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 25, 2021 was $247 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 25, 2021.
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
Our commodity derivatives had a total notional value of $1.6 billion as of December 25, 2021 and $1.1 billion as of December 26, 2020.
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

Our foreign currency derivatives had a total notional value of $2.8 billion as of December 25, 2021 and $1.9 billion as of December 26, 2020. The total notional amount of our debt instruments designated as net investment hedges was $2.1 billion as of December 25, 2021 and $2.7 billion as of December 26, 2020. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $2.1 billion as of December 25, 2021 and $3.0 billion as of December 26, 2020.
As of December 25, 2021, approximately 2% of total debt was subject to variable rates, compared to approximately 3%, after the impact of the related interest rate derivative instruments, as of December 26, 2020.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of U.S. Treasury securities and commercial paper. As of December 25, 2021, we had no investments in U.S. Treasury securities. As of December 26, 2020, we had $2.1 billion of investments in U.S. Treasury securities with $2.0 billion recorded in cash and cash equivalents and $0.1 billion in short-term investments. As of December 25, 2021, we had $130 million of investments in commercial paper recorded in cash and cash equivalents. As of December 26, 2020, we had $260 million of investments in commercial paper with $75 million recorded in cash and cash equivalents and $185 million in short-term investments. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of December 25, 2021 and December 26, 2020, gross unrecognized gains and losses and the allowance for expected credit losses were not material.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 25, 2021 and December 26, 2020 are categorized as follows:

		2021		2020
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$337	$—	$231	$—
Prepaid forward contracts (c)	2	$21	$—	$18	$—
Deferred compensation (d)	2	$—	$505	$—	$477
Contingent consideration (e)	3	$—	$—	$—	$861
Derivatives designated as fair value hedging instruments:
Interest rate (f)	2	$—	$—	$2	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	2	$29	$14	$9	$71
Interest rate (g)	2	14	264	13	307
Commodity (h)	2	70	5	32	—
		$113	$283	$54	$378
Derivatives not designated as hedging instruments:
Foreign exchange (g)	2	$19	$7	$4	$8
Commodity (h)	2	35	22	19	7
		$54	$29	$23	$15
Total derivatives at fair value (i)		$167	$312	$79	$393
Total		$525	$817	$328	$1,731
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
(e)In connection with our acquisition of Rockstar, we recorded a liability for tax-related contingent consideration payable over up to 15 years, with an option to accelerate all remaining payments, with estimated maximum payments of approximately $1.1 billion, using current tax rates. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. In the fourth quarter of 2021, we exercised our option to accelerate all remaining payments. The change in the contingent consideration in 2021 is comprised of the fourth quarter payment of $773 million, a recognized pre-tax gain of $86 million ($66 million after-tax or $0.05 per share), recorded in selling, general and administrative expenses, and a fair value decrease of $2 million, recorded in goodwill as a result of the finalization of purchase price allocation.
(f)Based on London Interbank Offered Rate forward rates. As of December 25, 2021, we had no hedged fixed-rate debt. As of December 26, 2020, the carrying amount of hedged fixed-rate debt was $0.2 billion and classified on our balance sheet within short-term debt obligations. As of December 25, 2021, there were no fair value hedging adjustments to hedged fixed-rate debt. As of December 26, 2020, the cumulative amount of fair value hedging adjustments to hedged fixed-rate debt was a $2 million gain. As of December 25, 2021, the cumulative amount of fair value hedging adjustments on discontinued hedges was a $2 million net loss, which is being amortized over the remaining life of the related debt obligations.
(g)Based on recently reported market transactions of spot and forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of December 25, 2021 and December 26, 2020 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table as of December 25, 2021.

The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of December 25, 2021 and December 26, 2020 was $43 billion and $50 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2021	2020	2021	2020	2021	2020
Foreign exchange	$(4)	$—	$(7)	$(9)	$82	$(43)
Interest	56	(6)	44	(96)	64	(129)
Commodity	(218)	53	(285)	(21)	(194)	56
Net investment	—	—	(192)	235	—	—
Total	$(166)	$47	$(440)	$109	$(48)	$(116)
(a)Foreign exchange derivative losses/gains are primarily included in selling, general and administrative expenses. Interest rate derivative losses/gains are primarily from treasury rate locks, with a total notional value of $3.2 billion, to mitigate the interest rate risk on the cash tender offers and are included in net interest expense and other. See Note 8 to our consolidated financial statements for further information. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
(b)Foreign exchange derivative losses/gains are primarily included in cost of sales. Interest rate derivative losses/gains on cross-currency interest rate swaps are included in selling, general and administrative expenses. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.
Based on current market conditions, we expect to reclassify net gains of $176 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2021		2020		2019
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$5.51		$5.14		$5.23
Net income available for PepsiCo common shareholders	$7,618	1,382	$7,120	1,385	$7,314	1,399
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7	—	8
Diluted	$7,618	1,389	$7,120	1,392	$7,314	1,407
Diluted net income attributable to PepsiCo per common share	$5.49		$5.12		$5.20
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Note 11 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other (a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 29, 2018 (b)	$(11,918)	$87	$(3,271)	$(17)	$(15,119)
Other comprehensive income/(loss) before reclassifications (c)	636	(131)	(89)	(2)	414
Amounts reclassified from accumulated other comprehensive loss	—	14	468	—	482
Net other comprehensive income/(loss)	636	(117)	379	(2)	896
Tax amounts	(8)	27	(96)	—	(77)
Balance as of December 28, 2019 (b)	(11,290)	(3)	(2,988)	(19)	(14,300)
Other comprehensive (loss)/income before reclassifications (d)	(710)	126	(1,141)	(1)	(1,726)
Amounts reclassified from accumulated other comprehensive loss	—	(116)	465	—	349
Net other comprehensive (loss)/income	(710)	10	(676)	(1)	(1,377)
Tax amounts	60	(3)	144	—	201
Balance as of December 26, 2020 (b)	(11,940)	4	(3,520)	(20)	(15,476)
Other comprehensive (loss)/income before reclassifications (e)	(340)	248	702	22	632
Amounts reclassified from accumulated other comprehensive loss	18	(48)	299	—	269
Net other comprehensive (loss)/income	(322)	200	1,001	22	901
Tax amounts	(47)	(45)	(231)	—	(323)
Balance as of December 25, 2021 (b)	$(12,309)	$159	$(2,750)	$2	$(14,898)
(a)The change in 2021 primarily comprises fair value increases in available-for-sale securities.
(b)Pension and retiree medical amounts are net of taxes of $1,466 million as of December 29, 2018, $1,370 million as of December 28, 2019, $1,514 million as of December 26, 2020 and $1,283 million as of December 25, 2021.
(c)Currency translation adjustment primarily reflects the appreciation of the Russian ruble, Canadian dollar, Mexican peso and Pound sterling.
(d)Currency translation adjustment primarily reflects the depreciation of the Russian ruble and Mexican peso.
(e)Currency translation adjustment primarily reflects the depreciation of the Turkish lira, Swiss franc and Mexican peso.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2021	2020	2019
Currency translation:
Divestitures	$18	$—	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$6	$—	$1	Net revenue
Foreign exchange contracts	76	(43)	2	Cost of sales
Interest rate derivatives	64	(129)	7	Selling, general and administrative expenses
Commodity contracts	(190)	50	3	Cost of sales
Commodity contracts	(4)	6	1	Selling, general and administrative expenses
Net (gains)/losses before tax	(48)	(116)	14
Tax amounts	11	29	(2)
Net (gains)/losses after tax	$(37)	$(87)	$12

Pension and retiree medical items:
Amortization of net prior service credit	$(44)	$—	$(9)	Other pension and retiree medical benefits income/(expense)
Amortization of net losses	289	238	169	Other pension and retiree medical benefits income/(expense)
Settlement/curtailment losses	54	227	308	Other pension and retiree medical benefits income/(expense)
Net losses before tax	299	465	468
Tax amounts	(65)	(101)	(102)
Net losses after tax	$234	$364	$366

Total net losses reclassified for the year, net of tax	$215	$277	$378
Note 12 — Leases
Lessee
We determine whether an arrangement is a lease at inception. We have operating leases for plants, warehouses, distribution centers, storage facilities, offices and other facilities, as well as machinery and equipment, including fleet. Our leases generally have remaining lease terms of up to 20 years, some of which include options to extend the lease term for up to five years and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

Components of lease cost are as follows:

	2021	2020	2019
Operating lease cost (a)	$563	$539	$474
Variable lease cost (b)	$112	$111	$101
Short-term lease cost (c)	$469	$436	$379
(a)Includes right-of-use asset amortization of $505 million, $478 million, and $412 million in 2021, 2020, and 2019, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
In 2021, 2020 and 2019, we recognized gains of $42 million, $7 million and $77 million, respectively, on sale-leaseback transactions with terms under five years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2021	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$567	$555	$478
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$934	$621	$479
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2021	2020
Right-of-use assets	Other assets	$2,020	$1,670
Current lease liabilities	Accounts payable and other current liabilities	$446	$460
Non-current lease liabilities	Other liabilities	$1,598	$1,233
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2021	2020	2019
Weighted-average remaining lease term	7 years	6 years	6 years
Weighted-average discount rate	3%	4%	4%
Maturities of lease liabilities by year for our operating leases are as follows:

2022	$511
2023	402
2024	314
2025	245
2026	202
2027 and beyond	677
Total lease payments	2,351
Less: Imputed interest	307
Present value of lease liabilities	$2,044
Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Note 13 — Acquisitions and Divestitures
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
In connection with our acquisition of Pioneer Foods, we have made certain commitments to the South Africa Competition Commission, including a commitment to provide the equivalent of 8.8 billion South African rand, or approximately $0.5 billion as of the acquisition date, in value for the benefit of our employees, agricultural development, education, developing Pioneer Foods’ operations and enterprise development programs in South Africa. Included in this commitment is 2.3 billion South African rand, or approximately $0.1 billion, relating to the implementation of an employee ownership plan and an agricultural, entrepreneurship and educational development fund, which is an irrevocable condition of the acquisition. This commitment was recorded in selling, general and administrative expenses primarily in the year ended December 26, 2020 and was primarily settled in the fourth quarter of 2021. The remaining commitment of 6.5 billion South African rand, or approximately $0.4 billion as of the acquisition date, relates to capital expenditures and/or business-related costs which will be incurred and recorded over a five-year period from the acquisition date.
On April 24, 2020, we acquired Rockstar, an energy drink maker with whom we had a distribution agreement prior to the acquisition, for an upfront cash payment of approximately $3.85 billion and contingent consideration related to estimated future tax benefits associated with the acquisition of approximately $0.88 billion. In the fourth quarter of 2021, we exercised our option to accelerate all remaining payments due under the contingent consideration arrangement. See Note 9 for further information about the contingent consideration.
On June 1, 2020, we acquired all of the outstanding shares of Be & Cheery, one of the largest online convenient food companies in China, from Haoxiangni Health Food Co., Ltd. for cash. The total consideration transferred was approximately $0.7 billion.

We accounted for the 2020 transactions as business combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the respective dates of acquisition. The purchase price allocations for each of the 2020 acquisitions were finalized in the second quarter of 2021. The fair value of identifiable assets acquired and liabilities assumed in the acquisitions of Pioneer Foods, Rockstar and Be & Cheery and the resulting goodwill as of the respective acquisition dates is summarized as follows:

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
Juice Transaction
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash and a 39% noncontrolling interest in a newly formed joint venture that will operate across North America and Europe. The North America portion of the transaction was completed on January 24, 2022 and the Europe portion of the transaction was completed on February 1, 2022. In the U.S., PepsiCo acts as the exclusive distributor for the new joint venture’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. In connection with the sale, we entered into a transition services agreement with PAI Partners, under which we will provide certain services to the joint venture to help facilitate an orderly transition of the business following the sale. In return for these services, the new joint venture is required to pay certain agreed upon fees to reimburse us for our actual costs without markup. Subsequent to the transaction close date, the purchase price will be adjusted for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement. We expect to record a pre-tax gain of approximately $3 billion in our PBNA and Europe segments in the first quarter of 2022 as a result of this transaction.
We have reclassified $1.8 billion of assets, primarily accounts receivable, net, and inventories of $0.5 billion, goodwill and other intangible assets of $0.6 billion and property, plant and equipment of

$0.5 billion, and liabilities of $0.8 billion, primarily accounts payable and other liabilities of $0.6 billion and deferred income taxes of $0.2 billion, related to the Juice Transaction as held for sale in our consolidated balance sheet as of December 25, 2021.
The Juice Transaction does not meet the criteria to be classified as discontinued operations.
Acquisition and Divestiture-Related Charges
A summary of our acquisition and divestiture-related charges is as follows:

	2021	2020	2019
Cost of sales	$1	$32	$34
Selling, general and administrative expenses (a)	(5)	223	21
Total	$(4)	$255	$55
After-tax amount (b)	$(27)	$237	$47
Impact on net income attributable to PepsiCo per common share	$0.02	$(0.17)	$(0.03)
(a)The income amount primarily relates to the acceleration payment made in the fourth quarter of 2021 under the contingent consideration arrangement associated with our acquisition of Rockstar, which is partially offset by other acquisition and divestiture-related charges.
(b)In 2021, includes a tax benefit related to contributions to socioeconomic programs in South Africa.
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales), merger and integration charges and costs associated with divestitures (recorded in selling, general and administrative expenses). Merger and integration charges include liabilities to support socioeconomic programs in South Africa, closing costs, employee-related costs, gains associated with contingent consideration, contract termination costs and other integration costs.
Acquisition and divestiture-related charges by division are as follows:

	2021	2020	2019	Transaction
FLNA	$2	$29	$—	BFY Brands
PBNA	11	66	—	Juice Transaction, Rockstar
Europe	8	—	46	Juice Transaction, SodaStream International Ltd.
AMESA	10	173	7	Pioneer Foods
APAC	4	7	—	Be & Cheery
Corporate (a)	(39)	(20)	2	Rockstar, Juice Transaction
Total	$(4)	$255	$55
(a)In 2021, the income amount primarily relates to the acceleration payment made in the fourth quarter of 2021 under the contingent consideration arrangement associated with our acquisition of Rockstar, which is partially offset by divestiture-related charges associated with the Juice Transaction. In 2020, the income amount primarily relates to the change in the fair value of the Rockstar contingent consideration.

Note 14 — Supplemental Financial Information
Balance Sheet

		2021	2020	2019
Accounts and notes receivable
Trade receivables		$7,172	$6,892
Other receivables		1,655	1,713
Total		8,827	8,605
Allowance, beginning of year		201	105	$101
Cumulative effect of accounting change		—	44	—
Net amounts charged to expense (a)		(19)	79	22
Deductions (b)		(25)	(32)	(30)
Other (c)		(10)	5	12
Allowance, end of year		147	201	$105
Net receivables		$8,680	$8,404

Inventories (d)
Raw materials and packaging		$1,898	$1,720
Work-in-process		151	205
Finished goods		2,298	2,247
Total		$4,347	$4,172

Property, plant and equipment, net (e)	Average Useful Life (Years)
Land		$1,123	$1,171
Buildings and improvements	15 - 44	10,279	10,214
Machinery and equipment, including fleet and software	5 - 15	31,486	31,276
Construction in progress		3,940	3,679
		46,828	46,340
Accumulated depreciation		(24,421)	(24,971)
Total		$22,407	$21,369
Depreciation expense		$2,484	$2,335	$2,257

Other assets
Noncurrent notes and accounts receivable		$111	$109
Deferred marketplace spending		119	130
Pension plans (f)		1,260	910
Right-of-use assets (g)		2,020	1,670
Other		694	493
Total		$4,204	$3,312

Accounts payable and other current liabilities
Accounts payable (h)		$9,834	$8,853
Accrued marketplace spending		3,087	2,935
Accrued compensation and benefits		2,324	2,059
Dividends payable		1,508	1,430
Current lease liabilities (g)		446	460
Other current liabilities		3,960	3,855
Total		$21,159	$19,592
(a)2021 includes reductions in the previously recorded reserves of $32 million, while 2020 includes an allowance for expected credit losses of $56 million, related to the COVID-19 pandemic. See Note 1 for further information.
(b)Includes accounts written off.
(c)Includes adjustments related primarily to currency translation and other adjustments.

(d)Approximately 7% and 6% of the inventory cost in 2021 and 2020, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material. See Note 2 for further information.
(e)See Note 2 for further information.
(f)See Note 7 for further information.
(g)See Note 12 for further information.
(h)Increase reflects higher production payables due to strong business performance across a number of our divisions as well as higher commodity prices, partially offset by liabilities reclassified as held for sale in connection with our Juice Transaction.
Statement of Cash Flows

	2021	2020	2019
Interest paid (a)	$1,184	$1,156	$1,076
Income taxes paid, net of refunds (b)	$1,933	$1,770	$2,226
(a)In 2021, excludes the charge related to cash tender offers. See Note 8 for further information.
(b)In 2021, 2020 and 2019, includes tax payments of $309 million, $78 million and $423 million, respectively, related to the TCJ Act.
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	2021	2020
Cash and cash equivalents	$5,596	$8,185
Restricted cash included in other assets (a)	111	69
Total cash and cash equivalents and restricted cash	$5,707	$8,254

(a)Primarily relates to collateral posted against certain of our derivative positions.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the sales incentive process, including controls related to (1) the accrual methodology, (2) assumptions around forecasted customer and consumer participation, (3) performance levels, and (4) monitoring of actual sales incentives incurred compared to estimated sales incentives in respect of historical periods. To evaluate the timing and amount of certain accrued sales incentives we (1) analyzed the accrual by sales incentive type as compared to historical trends to identify specific sales incentives that may require additional testing, (2) recalculated expenses and closing accruals on a sample basis, based on volumes sold and terms of the sales incentives, (3) assessed the Company’s ability to accurately estimate its sales incentive accrual by comparing previously established accruals to actual settlements, and (4) tested a sample of settlements or claims that occurred after period end, and compared them to the recorded sales incentive accrual.
Carrying value of certain reacquired and acquired franchise rights and certain juice and dairy brands
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment testing of its indefinite-lived intangible assets on an annual basis during the third quarter of each fiscal year and whenever events and changes in circumstances indicate that there is a greater than 50% likelihood that the asset is impaired. The carrying value of indefinite-lived intangible assets as of December 25, 2021 was $35.5 billion which represents 38% of total assets, and includes PepsiCo Beverages North America’s (PBNA) reacquired and acquired franchise rights which had a carrying value of $8.6 billion as of December 25, 2021.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the indefinite-lived assets impairment process, including controls related to the development of forecasted revenue, profitability levels, and expected long-term growth rates and select the discount rates to be applied to the projected cash flows. We also evaluated the sensitivity of the Company’s conclusion to changes in assumptions, including the assessment of changes in assumptions from prior periods. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted results to actual results. We compared the cash flow projections used in the impairment tests with available external industry data and other internal information. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating (1) the long-term growth rates used in the impairment tests by comparing against economic data and information specific to the respective assets, including projected long-term nominal Gross Domestic Product growth in the respective local countries, and (2) the discount rates used in the impairment tests by comparing them against discount rates that were independently developed using publicly available market data, including that of comparable companies.
Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 25, 2021, the Company recorded reserves for unrecognized tax benefits of $1.9 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
We identified the evaluation of certain of the Company’s unrecognized tax benefits as a critical audit matter because the application of tax law and interpretation of a tax authority’s settlement history is complex and involves subjective judgment. Such judgments impact both the timing and amount of the reserves that are recognized, including judgments about re-measuring liabilities for positions taken in prior years’ tax returns in light of new information.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the unrecognized tax benefits process, including controls to (1) identify uncertain income tax positions, (2) evaluate the tax law and tax authority’s settlement history used to estimate the unrecognized tax benefits, and (3) monitor for new information that may give rise to changes to the existing unrecognized tax benefits, such as progress of a tax examination, new tax law or tax authority settlements. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in assessing the unrecognized tax benefits by (1) evaluating the Company’s tax structure and transactions, including transfer pricing arrangements, and (2) assessing the Company’s interpretation of existing tax law as well as new and amended tax laws, tax positions taken, associated external counsel opinions, information from tax examinations, relevant court rulings and tax authority settlements.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
New York, New York
February 9, 2022

GLOSSARY
Acquisitions and divestitures: mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.
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
Direct-Store-Delivery (DSD): delivery system used by us and our independent bottlers to deliver beverages and convenient foods directly to retail stores where our products are merchandised.
Effective net pricing: reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.
Free cash flow: net cash provided by/used for operating activities less capital spending, plus sales of property, plant and equipment.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2021.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth quarter of 2021, we continued migrating certain of our financial processing systems to an ERP solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Beginning in the fourth quarter of 2021 and continuing into the first quarter of 2022, we began implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 25, 2021 (the 2022 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2022 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2022 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2022 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2022 Proxy Statement under the captions “2021

Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2022 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2022 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
Consolidated Statement of Comprehensive Income – Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
Consolidated Statement of Cash Flows – Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
Consolidated Balance Sheet – December 25, 2021 and December 26, 2020
Consolidated Statement of Equity – Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019
Notes to Consolidated Financial Statements, and
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).
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

4.8
Form of 2.750% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.9
Form of 3.100% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.10
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

4.13
Form of 2.850% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

4.14
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

4.16
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.17
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

4.19
Form of 2.250% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.20
Form of 4.000% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.21
Form of 2.150% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.22
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.23
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 5.50% Senior Notes due 2040 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.24
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Notes due 2022, the 4.000% Senior Notes due 2042, the 3.600% Senior Notes due 2042 and the 2.500% Senior Notes due 2022, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.25
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.26
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.27
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.28
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.29
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

4.31
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.32
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.33
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.34
Form of 7.00% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.35
Form of 5.50% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.36
Form of 0.750% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.37
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.38
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.39
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.40
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.41
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.42
Form of 2.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.43
Form of 2.625% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.44
Form of 2.750% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.45
Form of 3.500% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.46
Form of 3.625% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.47
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

4.49
Form of 1.625% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2020.

4.50
Form of 0.250% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.51
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.52
Form of 0.400% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.53
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.54
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.55
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.56
Form of 0.750% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2021.

4.57
Form of 1.950% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.58
Form of 2.625% Senior Note due 2041, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.59
Form of 2.750% Senior Note due 2051, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.60
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Note due 2023, the 3.600% Senior Notes due 2024, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 2.750% Senior Notes due 2025, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Note due 2028, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046 the Floating Rate Notes due 2022, the 2.250% Senior Notes due 2022, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.250% Senior Notes due 2025, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 0.750% Senior Notes due 2023, the 1.625% Senior Notes due 2030, the 0.250% Senior Notes due 2024, the 0.500% Senior Notes due 2028, the 0.400% Senior Notes due 2023, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, and the 1.050% Senior Notes due 2050, the 0.750% Senior Note due 2033, the 1.950% Senior Note due 2031, the 2.625% Senior Note due 2041, and the 2.750% Senior Note due 2051, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.61
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

4.62
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

4.64
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

4.65
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

4.66
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

4.67
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.68
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

4.69
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

4.70
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.71
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.72	Description of Securities.
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
10.4
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.5
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.6
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2021, which is incorporated by reference to Exhibit 10.6 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.*

10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2021 (with updates through December 2021).*
10.8
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.9	PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of January 1, 2022.*
10.10	PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), as amended and restated effective as of January 1, 2022.*
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
10.16
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017), which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.17
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.18
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2018.*

10.19
PepsiCo, Inc. Executive Incentive Compensation Plan (as amended and restated effective February 4, 2021), which is incorporated by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.*

10.20
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2019.*

10.21
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.35 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.22
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2020.*

10.23
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2021.*

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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 9, 2022

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 9, 2022
Ramon L. Laguarta	and Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 9, 2022
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 9, 2022
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 9, 2022
Segun Agbaje
/s/ Shona L. Brown	Director	February 9, 2022
Shona L. Brown
/s/ Cesar Conde	Director	February 9, 2022
Cesar Conde
/s/ Ian M. Cook	Director	February 9, 2022
Ian M. Cook
/s/ Edith W. Cooper	Director	February 9, 2022
Edith W. Cooper
/s/ Dina Dublon	Director	February 9, 2022
Dina Dublon
/s/ Michelle Gass	Director	February 9, 2022
Michelle Gass
/s/ Dave J. Lewis	Director	February 9, 2022
Dave J. Lewis
/s/ David C. Page	Director	February 9, 2022
David C. Page
/s/ Robert C. Pohlad	Director	February 9, 2022
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 9, 2022
Daniel Vasella
/s/ Darren Walker	Director	February 9, 2022
Darren Walker
/s/ Alberto Weisser	Director	February 9, 2022
Alberto Weisser