Form 10-Q
period 2022-03-19
PEPSICO INC
filed 2022-04-26
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 19, 2022 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 19, 2022 was 1,382,683,559.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/19/2022	3/20/2021
Net Revenue	$16,200	$14,820
Cost of sales	7,433	6,671
Gross profit	8,767	8,149
Selling, general and administrative expenses	6,822	5,837
Gain associated with the Juice Transaction (a)	(3,322)	—
Operating Profit	5,267	2,312
Other pension and retiree medical benefits income	134	120
Net interest expense and other	(240)	(258)
Income before income taxes	5,161	2,174
Provision for income taxes	888	451
Net income	4,273	1,723
Less: Net income attributable to noncontrolling interests	12	9
Net Income Attributable to PepsiCo	$4,261	$1,714
Net Income Attributable to PepsiCo per Common Share
Basic	$3.08	$1.24
Diluted	$3.06	$1.24
Weighted-average common shares outstanding
Basic	1,383	1,380
Diluted	1,391	1,387

(a)In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash and a 39% noncontrolling interest in a newly formed joint venture (Tropicana JV) operating across North America and Europe (Juice Transaction). See Note 11 for further information.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2022	3/20/2021
Net income	$4,273	$1,723
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(560)	131
Net change on cash flow hedges	106	72
Net pension and retiree medical adjustments	13	27
Other	(4)	—
	(445)	230
Comprehensive income	3,828	1,953
Less: Comprehensive income attributable to noncontrolling interests	12	9
Comprehensive Income Attributable to PepsiCo	$3,816	$1,944

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2022	3/20/2021
Operating Activities
Net income	$4,273	$1,723
Depreciation and amortization	555	560
Gain associated with the Juice Transaction	(3,322)	—
Brand portfolio impairment charges	241	—
Russia-Ukraine conflict charges	241	—
Operating lease right-of-use asset amortization	103	99
Share-based compensation expense	81	79
Restructuring and impairment charges	27	43
Cash payments for restructuring charges	(32)	(49)
Acquisition and divestiture-related charges	56	(10)
Cash payments for acquisition and divestiture-related charges	(17)	(7)
Pension and retiree medical plan (income)/expense	(1)	21
Pension and retiree medical plan contributions	(178)	(413)
Deferred income taxes and other tax charges and credits	257	108
Change in assets and liabilities:
Accounts and notes receivable	(837)	(455)
Inventories	(549)	(397)
Prepaid expenses and other current assets	(190)	(210)
Accounts payable and other current liabilities	(1,238)	(1,906)
Income taxes payable	489	227
Other, net	(133)	(132)
Net Cash Used for Operating Activities	(174)	(719)

Investing Activities
Capital spending	(522)	(471)
Sales of property, plant and equipment	3	5
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(13)	(13)
Proceeds associated with the Juice Transaction	3,456	—
Other divestitures and sales of investments in noncontrolled affiliates	5	35
Short-term investments, by original maturity:
More than three months - maturities	—	535
Three months or less, net	22	3
Other investing, net	4	—
Net Cash Provided by Investing Activities	2,955	94

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2022	3/20/2021
Financing Activities
Payments of long-term debt	(1,251)	(1)
Short-term borrowings, by original maturity:
More than three months - proceeds	559	—
More than three months - payments	—	(396)
Three months or less, net	647	53
Cash dividends paid	(1,505)	(1,429)
Share repurchases - common	(193)	(106)
Proceeds from exercises of stock options	49	62
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(85)	(71)
Other financing	(1)	—
Net Cash Used for Financing Activities	(1,780)	(1,888)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(17)	(10)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	984	(2,523)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,707	8,254
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,691	$5,731

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$100	$167

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/19/2022	12/25/2021
ASSETS
Current Assets
Cash and cash equivalents	$6,561	$5,596
Short-term investments	343	392
Accounts and notes receivable, less allowance: 3/22 - $192 and 12/21 - $147	9,424	8,680
Inventories:
Raw materials and packaging	2,017	1,898
Work-in-process	154	151
Finished goods	2,591	2,298
	4,762	4,347
Prepaid expenses and other current assets	1,252	980
Assets held for sale	—	1,788
Total Current Assets	22,342	21,783
Property, plant and equipment	46,533	46,828
Accumulated depreciation	(24,516)	(24,421)
Property, Plant and Equipment, net	22,017	22,407
Amortizable Intangible Assets, net	1,497	1,538
Goodwill	18,112	18,381
Other Indefinite-Lived Intangible Assets	16,603	17,127
Investments in Noncontrolled Affiliates	3,595	2,627
Deferred Income Taxes	4,301	4,310
Other Assets	4,495	4,204
Total Assets	$92,962	$92,377

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$5,459	$4,308
Accounts payable and other current liabilities	20,365	21,159
Liabilities held for sale	—	753
Total Current Liabilities	25,824	26,220
Long-Term Debt Obligations	34,590	36,026
Deferred Income Taxes	5,072	4,826
Other Liabilities	9,156	9,154
Total Liabilities	74,642	76,226
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,384 and 1,383 shares, respectively)	23	23
Capital in excess of par value	3,893	4,001
Retained earnings	67,934	65,165
Accumulated other comprehensive loss	(15,343)	(14,898)
Repurchased common stock, in excess of par value (483 and 484 shares, respectively)	(38,305)	(38,248)
Total PepsiCo Common Shareholders’ Equity	18,202	16,043
Noncontrolling interests	118	108
Total Equity	18,320	16,151
Total Liabilities and Equity	$92,962	$92,377

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/19/2022		3/20/2021
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,383	$23	1,380	$23
Change in repurchased common stock	1	—	2	—
Balance, end of period	1,384	23	1,382	23
Capital in Excess of Par Value
Balance, beginning of period		4,001		3,910
Share-based compensation expense		83		80
Stock option exercises, RSUs and PSUs converted		(106)		(119)
Withholding tax on RSUs and PSUs converted		(85)		(71)
Balance, end of period		3,893		3,800
Retained Earnings
Balance, beginning of period		65,165		63,443
Net income attributable to PepsiCo		4,261		1,714
Cash dividends declared – common (a)		(1,492)		(1,417)
Balance, end of period		67,934		63,740
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,898)		(15,476)
Other comprehensive (loss)/income attributable to PepsiCo		(445)		230
Balance, end of period		(15,343)		(15,246)
Repurchased Common Stock
Balance, beginning of period	(484)	(38,248)	(487)	(38,446)
Share repurchases	(1)	(213)	(1)	(106)
Stock option exercises, RSUs and PSUs converted	2	156	3	182
Balance, end of period	(483)	(38,305)	(485)	(38,370)
Total PepsiCo Common Shareholders’ Equity		18,202		13,947
Noncontrolling Interests
Balance, beginning of period		108		98
Net income attributable to noncontrolling interest		12		9
Other, net		(2)		(1)
Balance, end of period		118		106
Total Equity		$18,320		$14,053

(a)Cash dividends declared per common share were $1.075 and $1.0225 for the 12 weeks ended March 19, 2022 and March 20, 2021, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 25, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (2021 Form 10-K). This report should be read in conjunction with our 2021 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 19, 2022 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of January and February are reflected in our results for the 12 weeks ended March 19, 2022.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic and the deadly conflict in Ukraine has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
Net revenue of each division is as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021
FLNA	$4,839	$4,236
QFNA	713	646
PBNA	5,353	5,074
LatAm	1,474	1,242
Europe	1,797	1,795
AMESA	1,004	883
APAC	1,020	944
Total	$16,200	$14,820
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	3/19/2022		3/20/2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	50%	50%
AMESA	30%	70%	30%	70%
APAC	15%	85%	15%	85%
PepsiCo (b)	40%	60%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is approximately 35% and 40% of our consolidated net revenue in the 12 weeks ended March 19, 2022 and March 20, 2021, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)The decrease in the percentage of net revenue generated by our beverage business in the 12 weeks ended March 19, 2022 primarily reflects the Juice Transaction. See Note 11 for further information.

Operating profit of each division is as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021
FLNA	$1,296	$1,240
QFNA	159	150
PBNA (a)	3,434	366
LatAm	323	218
Europe (a) (b)	(136)	131
AMESA	180	138
APAC	215	208
Total divisions	5,471	2,451
Corporate unallocated expenses (c)	(204)	(139)
Total	$5,267	$2,312
(a)In the 12 weeks ended March 19, 2022, we recorded a gain of $3.0 billion and $298 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2.9 billion or $2.06 per share. See Note 11 for further information.
(b)In the 12 weeks ended March 19, 2022, we recorded pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in selling, general and administrative expenses related to the discontinuation or repositioning of certain juice and dairy brands in Russia. See Note 3 for further information. Also see below for charges taken as a result of the Russia-Ukraine conflict.
(c)In the 12 weeks ended March 20, 2021, we recorded a pre-tax unrealized gain of $108 million ($82 million after-tax or $0.06 per share) on our short-term investment in a publicly traded company, based on the quoted active market price as of market close on March 19, 2021, the last trading day of our first quarter of 2021. The gain was recorded in selling, general and administrative expenses within corporate unallocated expenses. We sold all of these shares during the second quarter of 2021.
Operating profit includes certain pre-tax charges in our Europe division, taken as a result of the Russia-Ukraine conflict. These pre-tax charges are as follows:

12 Weeks Ended 3/19/2022
Impairment charges related to property, plant and equipment	$123
Allowance for expected credit losses	37
Inventory write-downs	33
Other	48
Total (a)	$241
After-tax amount	$241
Impact on net income attributable to PepsiCo per common share	$(0.17)
(a)Includes $140 million recorded in cost of sales and $101 million recorded in selling, general and administrative expenses.

Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic, primarily related to incremental employee compensation costs, such as certain leave benefits and labor costs, and employee protection costs. These pre-tax charges by division are as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021
FLNA	$14	$24
QFNA	1	2
PBNA	10	13
LatAm	6	15
Europe	1	6
AMESA (a)	2	(1)
APAC	2	2
Total	$36	$61
(a)Income amount primarily relates to a true-up of inventory write-downs.
Note 2 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2021, we expanded and extended the plan through the end of 2026 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021
Cost of sales	$5	$2
Selling, general and administrative expenses	22	35
Other pension and retiree medical benefits expense	—	6
Total restructuring and impairment charges	$27	$43
After-tax amount	$21	$35
Impact on net income attributable to PepsiCo per common share	$(0.02)	$(0.03)

	12 Weeks Ended		Plan to Date
	3/19/2022	3/20/2021	through 3/19/2022
FLNA	$3	$15	$167
QFNA	—	—	12
PBNA	3	4	161
LatAm	6	2	145
Europe	7	11	241
AMESA	2	1	72
APAC	1	—	62
Corporate	5	4	144
	27	37	1,004
Other pension and retiree medical benefits expense	—	6	67
Total	$27	$43	$1,071

	12 Weeks Ended		Plan to Date
	3/19/2022	3/20/2021	through 3/19/2022
Severance and other employee costs	$11	$34	$575
Asset impairments	—	—	157
Other costs	16	9	339
Total	$27	$43	$1,071
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 19, 2022 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 25, 2021	$64	$7	$71
2022 restructuring charges	11	16	27
Cash payments	(16)	(16)	(32)
Liability as of March 19, 2022	$59	$7	$66
Substantially all of the restructuring accrual at March 19, 2022 is expected to be paid by the end of 2022.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on other impairment charges, see Notes 1 and 3 for Brand Portfolio Impairment Charges and Note 1 for Russia-Ukraine Conflict Charges.

Note 3 - Intangible Assets
During the 12 weeks ended March 19, 2022, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in selling, general and administrative expenses, primarily related to indefinite-lived intangible assets. In light of the current political and economic environment, we will continue to review and analyze our brand portfolio worldwide.
For further information on our policies for indefinite-lived intangible assets, refer to Note 2 to our consolidated financial statements in our 2021 Form 10-K.
A summary of our amortizable intangible assets is as follows:

	3/19/2022			12/25/2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	$975	$(189)	$786	$976	$(187)	$789
Customer relationships	608	(222)	386	623	(227)	396
Brands	1,120	(984)	136	1,151	(989)	162
Other identifiable intangibles	450	(261)	189	451	(260)	191
Total	$3,153	$(1,656)	$1,497	$3,201	$(1,663)	$1,538
(a)Acquired franchise rights includes our distribution agreement with Vital Pharmaceuticals, Inc., with an expected residual value higher than our carrying value. In the fourth quarter of 2020, we received notice of termination without cause, which would end our distribution rights, effective in the fourth quarter of 2023. The distribution agreement’s useful life is three years, in accordance with the three-year termination notice issued.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/25/2021	Translation and Other	Balance 3/19/2022

FLNA
Goodwill	$458	$2	$460
Brands	340	—	340
Total	798	2	800
QFNA
Goodwill	189	—	189
Total	189	—	189
PBNA
Goodwill	11,974	6	11,980
Reacquired franchise rights	7,107	13	7,120
Acquired franchise rights	1,538	2	1,540
Brands	2,508	—	2,508
Total	23,127	21	23,148
LatAm
Goodwill	433	15	448
Brands	100	5	105
Total	533	20	553
Europe (a)
Goodwill	3,700	(308)	3,392
Reacquired franchise rights	441	(36)	405
Acquired franchise rights	158	(2)	156
Brands	4,254	(513)	3,741
Total	8,553	(859)	7,694
AMESA
Goodwill	1,063	16	1,079
Brands	205	6	211
Total	1,268	22	1,290
APAC
Goodwill	564	—	564
Brands	476	1	477
Total	1,040	1	1,041

Total goodwill	18,381	(269)	18,112
Total reacquired franchise rights	7,548	(23)	7,525
Total acquired franchise rights	1,696	—	1,696
Total brands	7,883	(501)	7,382
Total	$35,508	$(793)	$34,715
(a)The change in translation and other primarily represents the depreciation of the Russian ruble and the Brand Portfolio Impairment Charges.

Note 4 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. As a result of the analysis of the 2014 through 2016 final assessment, we remeasured all applicable reserves for uncertain tax positions for all years open under the statute of limitations, including any correlating adjustments impacting the mandatory transition tax liability under the Tax Cuts and Jobs Act (TCJ Act), resulting in a net non-cash tax expense of $112 million in 2021. There were no tax amounts recognized in the 12 weeks ended March 19, 2022 and March 20, 2021 from this assessment.
Note 5 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended
	3/19/2022	3/20/2021
Share-based compensation expense – equity awards	$81	$79
Share-based compensation expense – liability awards	5	4
Acquisition and divestiture-related charges	3	—
Restructuring charges	(1)	1
Total	$88	$84
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/19/2022		3/20/2021
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.1	$163.00	1.8	$131.25
RSUs and PSUs	2.3	$163.00	2.6	$131.25
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $18 million and $17 million during the 12 weeks ended March 19, 2022 and March 20, 2021, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021
Expected life	7 years	7 years
Risk-free interest rate	1.7%	1.1%
Expected volatility	16%	14%
Expected dividend yield	2.5%	3.1%

Note 6 - Pension and Retiree Medical Benefits
In the 12 weeks ended March 19, 2022, we transferred pension and retiree medical obligations of approximately $145 million and related assets to the Tropicana JV in connection with the Juice Transaction. See Note 11 for further information.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/19/2022	3/20/2021	3/19/2022	3/20/2021	3/19/2022	3/20/2021
Service cost	$114	$120	$17	$19	$8	$8
Other pension and retiree medical benefits income:
Interest cost	88	75	17	13	4	3
Expected return on plan assets	(215)	(224)	(42)	(41)	(3)	(4)
Amortization of prior service credits	(6)	(7)	—	—	(2)	(2)
Amortization of net losses/(gains)	33	51	5	13	(3)	(3)
Settlement/curtailment gains	—	—	—	—	(16)	—
Special termination benefits	6	6	—	—	—	—
Total other pension and retiree medical benefits income	(94)	(99)	(20)	(15)	(20)	(6)
Total	$20	$21	$(3)	$4	$(12)	$2
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
During the 12 weeks ended March 19, 2022 and March 20, 2021, we made discretionary contributions of $75 million and $300 million, respectively, to our U.S. qualified defined benefit plans, and $10 million and $25 million, respectively, to our international defined benefit plans. We expect to make an additional discretionary contribution of $75 million to our U.S. qualified defined benefit plans in the third quarter of 2022.
Note 7 - Debt Obligations
In the 12 weeks ended March 19, 2022, $1.3 billion of USD-denominated senior notes matured and were paid. Subsequent to March 19, 2022, we paid $750 million to redeem all $750 million outstanding principal amount of our 2.25% senior notes due May 2022, and we gave notice to early redeem all $800 million outstanding principal amount of our 3.10% senior notes due July 2022.
As of March 19, 2022, we had $1.4 billion of commercial paper outstanding.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 12 weeks ended March 19, 2022 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2021 Form

10-K. We continue to evaluate our hedging strategies related to our Russian business based on the impact of the Russia-Ukraine conflict on financial markets.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 19, 2022 was $219 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 19, 2022.
The notional amounts of our financial instruments used to hedge the above risks as of March 19, 2022 and December 25, 2021 are as follows:

	Notional Amounts(a)
	3/19/2022	12/25/2021
Commodity	$1.6	$1.6
Foreign exchange	$2.6	$2.8
Interest rate	$2.1	$2.1
Net investment (b)	$2.1	$2.1
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of March 19, 2022, approximately 5% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 2% as of December 25, 2021.
Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of commercial paper. As of March 19, 2022 and December 25, 2021, we had $244 million and $130 million of investments in commercial paper recorded in cash and cash equivalents, respectively. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. Our investments mature in less than one year. As of March 19, 2022 and December 25, 2021, gross unrecognized gains and losses and the allowance for expected credit losses were not material.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 19, 2022 and December 25, 2021 are categorized as follows:

		3/19/2022		12/25/2021
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$297	$—	$337	$—
Prepaid forward contracts (c)	2	$20	$—	$21	$—
Deferred compensation (d)	2	$—	$480	$—	$505
Derivatives designated as cash flow hedging instruments:
Foreign exchange (e)	2	$43	$16	$29	$14
Interest rate (e)	2	28	275	14	264
Commodity (f)	2	119	1	70	5
		$190	$292	$113	$283
Derivatives not designated as hedging instruments:
Foreign exchange (e)	2	$39	$22	$19	$7
Commodity (f)	2	56	12	35	22
		$95	$34	$54	$29
Total derivatives at fair value (g)		$285	$326	$167	$312
Total		$602	$806	$525	$817
(a)Fair value hierarchy levels are categorized consistently by Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) in both years. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(c)Based primarily on the price of our common stock.
(d)Based on the fair value of investments corresponding to employees’ investment elections.
(e)Based on recently reported market transactions of spot and forward rates.
(f)Primarily based on recently reported market transactions of swap arrangements.
(g)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of March 19, 2022 and December 25, 2021 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of March 19, 2022 and December 25, 2021 was $38 billion and $43 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/19/2022	3/20/2021	3/19/2022	3/20/2021	3/19/2022	3/20/2021
Foreign exchange	$(16)	$4	$(8)	$11	$(4)	$13
Interest rate	—	1	(3)	(18)	20	(4)
Commodity	(166)	(81)	(189)	(90)	(78)	(10)
Net investment	—	—	(51)	(63)	—	—
Total	$(182)	$(76)	$(251)	$(160)	$(62)	$(1)
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
Based on current market conditions, we expect to reclassify net gains of $275 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/19/2022		3/20/2021
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$3.08		$1.24
Net income available for PepsiCo common shareholders	$4,261	1,383	$1,714	1,380
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	8	—	7
Diluted	$4,261	1,391	$1,714	1,387
Diluted net income attributable to PepsiCo per common share	$3.06		$1.24
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 weeks ended March 19, 2022 and March 20, 2021.

Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	$(12,869)	$265	$(2,737)	$(2)	$(15,343)
(a)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021 and $1,279 million as of March 19, 2022.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, partially offset by the appreciation of the South African rand, Brazilian real and Canadian dollar.

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
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, British pound sterling and Russian ruble.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$—	$18	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(2)	$1	Net revenue
Foreign exchange contracts	(2)	12	Cost of sales
Interest rate derivatives	20	(4)	Selling, general and administrative expenses
Commodity contracts	(76)	(11)	Cost of sales
Commodity contracts	(2)	1	Selling, general and administrative expenses
Net gains before tax	(62)	(1)
Tax amounts	10	1
Net gains after tax	$(52)	$—

Pension and retiree medical items:
Amortization of prior service credits	$(8)	$(9)	Other pension and retiree medical benefits income
Amortization of net losses	35	61	Other pension and retiree medical benefits income
Settlement/curtailment gains	(2)	—	Other pension and retiree medical benefits income
Net losses before tax	25	52
Tax amounts	(6)	(11)
Net losses after tax	$19	$41

Total net (gains)/losses reclassified, net of tax	$(33)	$59
Note 11 - Acquisitions and Divestitures
2020 Acquisitions
In 2020, we acquired Pioneer Food Group Ltd. (Pioneer Foods), Rockstar Energy Beverages (Rockstar) and Hangzhou Haomusi Food Co., Ltd. The purchase price allocations for each of these acquisitions were finalized in the second quarter of 2021. See Note 13 to our consolidated financial statements in our 2021 Form 10-K for further information.
Juice Transaction
In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash and a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. The North America portion of the transaction was completed on January 24, 2022 and the Europe portion of the transaction was completed on February 1, 2022. In the U.S., PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. We have significant influence over our investment in the Tropicana JV and account for our investment under the equity method, recognizing our proportionate share of Tropicana JV’s earnings within our income statement (recorded in selling, general and administrative expenses).
As a result of this transaction, in the 12 weeks ended March 19, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.06 per share) in our PBNA and Europe divisions, including $520 million related to the remeasurement of our 39% ownership in the Tropicana JV at fair value using a combination of the transaction price, discounted cash flows and an option pricing model related to our liquidation preference in the Tropicana JV. Subsequent to the transaction close date, the purchase price will be adjusted for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement.
A summary of income statement activity related to the Juice Transaction in the 12 weeks ended March 19, 2022 is as follows:

	PBNA	Europe	Corporate	PepsiCo	Provision for income taxes(a)	Net income attributable to PepsiCo	Impact on net income attributable to PepsiCo per common share
Gain associated with the Juice Transaction	$(3,024)	$(298)	$—	$(3,322)	$452	$(2,870)	$2.06
Acquisition and divestiture-related charges	37	10	3	50	(8)	42	(0.03)
Operating profit	$(2,987)	$(288)	$3	(3,272)	444	(2,828)	2.03
Other pension and retiree medical benefits income (b)				(10)	3	(7)	0.01
Total Juice Transaction				$(3,282)	$447	$(2,835)	$2.04
(a)Includes $194 million of deferred tax expense related to the recognition of our investment in the Tropicana JV.
(b)Includes $16 million curtailment gain, partially offset by $6 million special termination benefits.
In connection with the sale, we entered into a transition services agreement with PAI Partners, under which we will provide certain services to the Tropicana JV to help facilitate an orderly transition of the business following the sale. In return for these services, the Tropicana JV is required to pay certain agreed upon fees to reimburse us for our costs without markup.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include merger and integration charges and costs associated with divestitures. Merger and integration charges include changes in fair value of contingent consideration, employee-related costs, contract termination costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.

A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended
	3/19/2022	3/20/2021	Transaction
FLNA	$—	$2	BFY Brands, Inc.
PBNA	37	1	Juice Transaction, Rockstar
Europe	10	—	Juice Transaction
AMESA	—	1	Pioneer Foods
Corporate (a)	3	(14)	Juice Transaction, Rockstar
Total (b)	50	(10)
Other pension and retiree medical benefits expense	6	—	Juice Transaction
Total acquisition and divestiture-related charges	$56	$(10)
After-tax amount	$47	$(7)
Impact on net income attributable to PepsiCo per common share	$(0.03)	$0.01
(a)Income amount primarily relates to changes in fair value of the contingent consideration in connection with our acquisition of Rockstar.
(b)Recorded in selling, general and administrative expenses.
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
Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our 2021 Form 10-K.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the risks associated with the deadly conflict in Ukraine; the impact of COVID-19; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs; political or social conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance that can result in an impairment charge; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; and potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Our Business Risks,” included in our 2021 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
COVID-19
Our global operations continue to expose us to risks associated with the COVID-19 pandemic. Numerous measures have been implemented around the world to try to reduce the spread of the virus and these measures have impacted and will continue to impact us, our business partners and our customers. The COVID-19 pandemic, including these measures, may continue to result in changes in demand for our products, increases in employee and other operating costs or supply chain disruptions, any of which can impact our ability to operate our business. In addition, we may continue to experience business disruptions resulting from the temporary closures of our facilities or facilities of our business partners or the inability of a significant portion of our or our business partners’ workforce to work because of illness, absenteeism, quarantine, vaccine mandates, or travel or other governmental restrictions.
Even as governmental restrictions are relaxed and economies gradually, partially, or fully reopen in certain jurisdictions and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, including changes in product and channel preferences that result in reduced sales or profit from the sale of our products. In addition, any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, which has resulted and may continue to result in our recording additional charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain foodservice, vending and other equipment, or prepaid expenses.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the possible emergence and spread of new variants of the virus, the availability, administration and effectiveness of treatments and vaccines, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. During the 12 weeks ended March 19, 2022, we continued to experience inflationary pressures on transportation and commodity costs, which we expect to continue for the remainder of 2022. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

See Note 8 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2021 Form 10-K for further information on how we manage our exposure to commodity prices.
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
Risks Associated with International Operations
In the 12 weeks ended March 19, 2022, our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 19, 2022, our operations outside of the United States generated 37% of our consolidated net revenue, with Mexico, Canada, China, Russia, the United Kingdom and South Africa comprising approximately 20% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 19, 2022, unfavorable foreign exchange reduced net revenue growth by 1 percentage point, primarily due to declines in the Turkish lira, euro, Russian ruble and Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia, Turkey and Ukraine, and natural disasters, debt and credit issues and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We continue to monitor the economic, operating and political environment in these markets closely, including risks of impairments or write offs, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 19, 2022 and December 25, 2021 and Note 9 to our consolidated financial statements in our 2021 Form 10-K for a discussion of these items.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the deadly conflict in Ukraine. The conflict has resulted in worldwide geopolitical and macroeconomic uncertainty and led us to suspend the majority of our operations in Ukraine. We are in the process of suspending sales of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia. Our operations in Russia and Ukraine, respectively, accounted for 4% and 0.5% of our consolidated net revenue for the year ended December 25, 2021 and 3% and 0.4% of our consolidated net revenue for both the 12 weeks ended March 19, 2022 and the 12 weeks ended March 20, 2021. Our assets in Russia and Ukraine, respectively, were 5% and 0.3% of our consolidated assets as of December 25, 2021 and 4% and 0.1% of our consolidated assets as of March 19, 2022.
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
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
Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2021 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2021 Form 10-K for further information on volume. Beginning in the first quarter of 2022, unit volume growth adjusts for the impacts of acquisitions, divestitures and other structural changes. Further, unit volume growth will exclude the impact of an additional week of results every five or six years (53rd reporting week), where applicable, including in our fourth quarter 2022 financial results.
We reported substantially all of our international volume on a monthly calendar basis prior to the fourth quarter of 2021, and beginning in the fourth quarter of 2021, all of our international operations report on a monthly calendar basis. The 12 weeks ended March 19, 2022 include volume outside of North America for the months of January and February.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/19/2022	3/20/2021	Change
Net revenue	$16,200	$14,820	9%
Operating profit	$5,267	$2,312	128%
Operating margin	32.5%	15.6%	16.9
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 128% and operating margin improved 16.9 percentage points. Operating profit growth was primarily driven by a 144-percentage-point impact of the gain associated with the Juice Transaction, partially offset by the charges associated with the Russia-Ukraine conflict and the Brand Portfolio Impairment Charges in Russia, each of which reduced operating profit growth by 10 percentage points.
Operating profit growth was also driven by net revenue growth and productivity savings, partially offset by certain operating cost increases and a 29-percentage-point impact of higher commodity costs. A prior-year gain on an investment reduced operating profit growth by 5 percentage points. The operating margin improvement primarily reflects the impact of the gain associated with the Juice Transaction.

Juice Transaction
In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. These juice businesses delivered approximately $3 billion in net revenue in 2021. In the U.S., PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 11 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of January and February are reflected in our results for the 12 weeks ended March 19, 2022.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 3/19/2022
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	14%	—	—	14%	2	12
QFNA	11%	—	—	11%	(1.5)	12
PBNA	5.5%	—	7	13%	4	8
LatAm	19%	3	1	22%	6	16
Europe	—%	8	2	11%	—	11
AMESA	14%	2	2	18%	11	7
APAC	8%	1	0.5	9%	2	8
Total	9%	1	3	14%	3	10
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions, divestitures and other structural changes. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). We report net revenue from our franchise-owned beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/19/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core, Non-GAAP Measure(b)
FLNA	$1,296	$—	$3	$—	$—	$—	$—	$1,299
QFNA	159	—	—	—	—	—	—	159
PBNA	3,434	—	3	37	(3,024)	—	—	450
LatAm	323	—	6	—	—	—	—	329
Europe	(136)	—	7	10	(298)	241	241	65
AMESA	180	—	2	—	—	—	—	182
APAC	215	—	1	—	—	—	—	216
Corporate unallocated expenses	(204)	(112)	5	3	—	—	—	(308)
Total	$5,267	$(112)	$27	$50	$(3,322)	$241	$241	$2,392

	12 Weeks Ended 3/20/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$1,240	$—	$15	$2	$1,257
QFNA	150	—	—	—	150
PBNA	366	—	4	1	371
LatAm	218	—	2	—	220
Europe	131	—	11	—	142
AMESA	138	—	1	1	140
APAC	208	—	—	—	208
Corporate unallocated expenses	(139)	(75)	4	(14)	(224)
Total	$2,312	$(75)	$37	$(10)	$2,264
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.
(c)Income amount primarily relates to changes in fair value of the contingent consideration in connection with our acquisition of Rockstar.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/19/2022
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	4.5%	—	(1)	—	—	—	—	3%	—	3%
QFNA	6%	—	—	—	—	—	—	6%	—	6%
PBNA	839%	—	(1)	10	(827)	—	—	21%	—	21%
LatAm	48%	—	2	—	—	—	—	50%	3.5	53%
Europe	(204)%	—	(3)	8	(234)	189	189	(55)%	5	(50)%
AMESA	30%	—	—	—	—	—	—	30%	1.5	32%
APAC	3%	—	1	—	—	—	—	4%	1	5%
Corporate unallocated expenses	46%	(15)	—	7	—	—	—	37%	—	37%
Total	128%	(2)	—	3	(144)	10	10	6%	1	6%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
Net revenue grew 14%, driven by effective net pricing and organic volume growth. Unit volume grew 1%, primarily reflecting high-single-digit growth in variety packs and mid-single-digit growth in trademark Lay’s, partially offset by a double-digit decline in our Sabra joint venture products.
Operating profit increased 4.5%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 13-percentage-point impact of higher commodity costs, primarily cooking oil and packaging material.
QFNA
Net revenue grew 11%, driven by effective net pricing, partially offset by a decrease in organic volume. Unit volume declined 1.5%, primarily reflecting a double-digit decline in pancake syrups and mixes, a low-single-digit decline in oatmeal and a mid-single-digit decline in ready-to-eat cereals, partially offset by double-digit growth in rice/pasta sides and trademark Gamesa.
Operating profit grew 6%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation costs, a 13-percentage-point impact of higher commodity costs, primarily oats, and a 3-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year.
PBNA
Net revenue increased 5.5%, primarily driven by effective net pricing and an increase in organic volume. The Juice Transaction reduced net revenue growth by 7 percentage points.
Unit volume increased 3%, driven by a 7% increase in non-carbonated beverage (NCB) volume while carbonated soft drink volume was even. The NCB volume increase primarily reflected double-digit increases in Gatorade sports drinks and in our overall water portfolio and a high-single-digit increase in our energy portfolio.

Operating profit increased 839%, primarily reflecting a gain of $3.0 billion associated with the Juice Transaction, partially offset by related transaction costs of $37 million. Operating profit also grew due to the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental transportation and information technology costs, and a 49-percentage-point impact of higher commodity costs, including aluminum and resin. The loss of net revenue due to the Juice Transaction reduced operating profit growth by 16 percentage points. Additionally, less favorable settlements of promotional spending accruals compared to the prior year and unfavorable insurance adjustments reduced operating profit growth by 6 percentage points and 4 percentage points, respectively.
LatAm
Net revenue increased 19%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 3-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 4%, primarily reflecting mid-single-digit growth in Mexico and low-single-digit growth in Brazil.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Argentina and Peru. Additionally, Mexico and Chile experienced mid-single-digit growth, Guatemala experienced low-single-digit growth and Brazil experienced high-single-digit growth.
Operating profit increased 48%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 41-percentage-point impact of higher commodity costs, primarily cooking oil and packaging material, certain operating cost increases, a 3.5-percentage-point impact of unfavorable foreign exchange and higher advertising and marketing expenses. The recognition of certain indirect tax credits in Brazil and lower charges taken as a result of the COVID-19 pandemic contributed 4.5 percentage points and 4 percentage points, respectively, to operating profit growth.
Europe
Net revenue was flat, reflecting effective net pricing, offset by an 8-percentage-point impact of unfavorable foreign exchange and a 2-percentage-point unfavorable impact of the Juice Transaction.
Convenient foods unit volume grew 1%, primarily reflecting mid-single-digit growth in Turkey, the Netherlands and France and low-single-digit growth in the United Kingdom, partially offset by a double-digit decline in Poland and a low-single-digit decline in Russia.
Beverage unit volume declined 1%, primarily reflecting double-digit declines in Germany and Turkey, partially offset by mid-single-digit growth in Russia and the United Kingdom and high-single-digit growth in France.
Operating profit decreased 204%, primarily reflecting the Brand Portfolio Impairment Charges in Russia and charges associated with the Russia-Ukraine conflict, each of which negatively impacted operating profit performance by 189 percentage points, partially offset by a 234-percentage-point impact of the gain associated with the Juice Transaction. Additionally, operating profit performance was negatively impacted by a 103-percentage-point impact of higher commodity costs, primarily packaging material, raw milk and cooking oil, certain operating cost increases and a 17-percentage-point impact of payments to employees for a change in pension benefits. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses.
AMESA
Net revenue increased 14%, primarily reflecting organic volume growth and effective net pricing.

Convenient foods unit volume grew 10%, primarily reflecting double-digit growth in the Middle East and Pakistan. Additionally, South Africa experienced mid-single-digit growth and India experienced high-single-digit growth.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Pakistan and high-single-digit growth in the Middle East and India, partially offset by a high-single-digit decline in Nigeria.
Operating profit increased 30%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 38-percentage-point impact of higher commodity costs, primarily cooking oil and packaging material, and certain operating cost increases.
APAC
Net revenue increased 8%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume declined 1%, primarily reflecting a low-single-digit decline in China, partially offset by double-digit growth in Thailand and mid-single-digit growth in Australia and Indonesia.
Beverage unit volume grew 15%, primarily reflecting double-digit growth in China and the Philippines. Additionally, Vietnam experienced low-single-digit growth and Thailand experienced double-digit growth.
Operating profit increased 3%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and an 8-percentage-point impact of higher commodity costs.
Other Consolidated Results

	12 Weeks Ended
	3/19/2022	3/20/2021	Change
Other pension and retiree medical benefits income	$134	$120	$14
Net interest expense and other	$(240)	$(258)	$18
Tax rate	17.2%	20.7%
Net income attributable to PepsiCo (a)	$4,261	$1,714	149%
Net income attributable to PepsiCo per common share – diluted (a)	$3.06	$1.24	148%
(a)For the 12 weeks ended March 19, 2022, the gain associated with the Juice Transaction contributed to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth. See Note 11 to our condensed consolidated financial statements for further information.
Other pension and retiree medical benefits income increased $14 million, primarily reflecting curtailment gains.
Net interest expense and other decreased $18 million, primarily due to lower average debt balances, lower interest rates on average debt balances and higher interest rates on average cash balances. These impacts were partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability as well as lower average cash balances.
The reported tax rate decreased 3.5 percentage points, primarily reflecting the impact of the Juice Transaction, partially offset by valuation allowances recorded as a result of the Russia-Ukraine conflict.
Non-GAAP Measures
Certain financial measures contained in this Form 10-Q adjust for the impact of specified items and are not in accordance with GAAP. We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-Q provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-Q allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; costs associated with mergers, acquisitions, divestitures and other structural changes; gains associated with divestitures; asset impairment charges (non-cash); pension and retiree medical-related amounts (including all settlement and curtailment gains and losses); charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; and remeasurements of net monetary assets. Prior to the fourth quarter of 2021, certain immaterial pension and retiree medical-related settlement and curtailment gains and losses were not considered items affecting comparability. Pension and retiree medical-related service cost, interest cost, expected return on plan assets, and other net periodic pension costs will continue to be reflected in our core results. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-Q.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, costs associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, Russia-Ukraine conflict charges, Brand Portfolio Impairment Charges, and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions, divestitures and other structural changes, and where applicable, the impact of the

53rd reporting week, including in our fourth quarter 2022 financial results. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/19/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,433	$8,767	$6,822	$(3,322)	$5,267	$134	$888	$4,261
Items Affecting Comparability
Mark-to-market net impact	33	(33)	79	—	(112)	—	(26)	(86)
Restructuring and impairment charges	(5)	5	(22)	—	27	—	6	21
Acquisition and divestiture-related charges	—	—	(50)	—	50	6	9	47
Gain associated with the Juice Transaction	—	—	—	3,322	(3,322)	—	(452)	(2,870)
Russia-Ukraine conflict charges	(140)	140	(101)	—	241	—	—	241
Brand Portfolio Impairment Charges	—	—	(241)	—	241	—	48	193
Pension and retiree medical-related impact	—	—	—	—	—	(16)	(4)	(12)
Core, Non-GAAP Measure	$7,321	$8,879	$6,487	$—	$2,392	$124	$469	$1,795

	12 Weeks Ended 3/20/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$6,671	$8,149	$5,837	$2,312	$120	$451	$1,714
Items Affecting Comparability
Mark-to-market net impact	36	(36)	39	(75)	—	(17)	(58)
Restructuring and impairment charges	(2)	2	(35)	37	6	8	35
Acquisition and divestiture-related charges	—	—	10	(10)	—	(3)	(7)
Core, Non-GAAP Measure	$6,705	$8,115	$5,851	$2,264	$126	$439	$1,684
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/19/2022	3/20/2021		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$3.06	$1.24		148%
Mark-to-market net impact	(0.06)	(0.04)
Restructuring and impairment charges	0.02	0.03
Acquisition and divestiture-related charges	0.03	(0.01)
Gain associated with the Juice Transaction	(2.06)	—
Russia-Ukraine conflict charges	0.17	—
Brand Portfolio Impairment Charges	0.14	—
Pension and retiree medical-related impact	(0.01)	—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.29	$1.21	(a)	6%
Impact of foreign exchange translation				1
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				7%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
To build on the successful implementation of the 2019 Productivity Plan, in the second quarter of 2021, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. As a result, we expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion. Plan to date through March 19, 2022, we have incurred pre-tax charges of $1.1 billion, including cash expenditures of $808 million. For the remainder of 2022, we expect to incur pre-tax charges of approximately $325 million, and cash expenditures of approximately $275 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2022 and 2023 financial results, with the balance to be incurred through 2026. Charges include severance and other employee costs, asset impairments and other costs.
See Note 2 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2021 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 2 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include merger and integration charges and costs associated with divestitures. Merger and integration charges include changes in fair value of contingent consideration, employee-related costs, contract termination costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
See Note 11 to our condensed consolidated financial statements for further information.
Gain Associated with the Juice Transaction
We recognized a gain associated with the Juice Transaction in our PBNA and Europe divisions.
See Note 11 to our condensed consolidated financial statements for further information.
Russia-Ukraine Conflict Charges
In connection with the deadly conflict in Ukraine, we recognized charges related to property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs. See Note 1 to our condensed consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized asset impairment charges as a result of management’s decision to discontinue or reposition certain brands. See Note 3 to our condensed consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact relates to curtailment gains resulting from the Juice Transaction.
See Note 6 and Note 11 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, pre-tax cash proceeds of approximately $3.5 billion from the Juice Transaction, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the TCJ Act. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Note 7 and Note 11 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2021 Form 10-K for further information.
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 12 weeks ended March 19, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” in this Form 10-Q for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 12 weeks ended March 19, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our future liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2021 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of March 19, 2022, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of March 19, 2022, our mandatory transition tax liability was $2.9 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2021 Form 10-K for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. We were informed by the participating financial institutions that as of March 19, 2022 and December 25, 2021, $1.3 billion and $1.5 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Operating Activities
During the 12 weeks ended March 19, 2022, net cash used for operating activities was $0.2 billion, compared to net cash used for operating activities of $0.7 billion in the prior-year period. The increase in operating cash flow primarily reflects lower pre-tax pension and retiree medical plan contributions, as well as favorable operating profit performance and working capital comparisons.
Investing Activities
During the 12 weeks ended March 19, 2022, net cash provided by investing activities was $3.0 billion, primarily reflecting proceeds associated with the Juice Transaction of $3.5 billion, partially offset by net capital spending of $0.5 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict and by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 12 weeks ended March 19, 2022, net cash used for financing activities was $1.8 billion, primarily reflecting the return of operating cash flow to our shareholders, through dividend payments of $1.5 billion and share repurchases of $0.2 billion, and payments of long-term debt borrowings of $1.3 billion, partially offset by net proceeds of short-term borrowings of $1.2 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 10, 2022, we announced a 7% increase in our annualized dividend to $4.60 per share from $4.30 per share, effective with the dividend expected to be paid in June 2022. We expect to return a total of approximately $7.7 billion to shareholders in 2022, comprising dividends of approximately $6.2 billion and share repurchases of approximately $1.5 billion.
Free Cash Flow
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	12 Weeks Ended
	3/19/2022	3/20/2021
Net cash used for operating activities, GAAP measure	$(174)	$(719)
Capital spending	(522)	(471)
Sales of property, plant and equipment	3	5
Free cash flow, non-GAAP measure	$(693)	$(1,185)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our

Business Risks,” included in our 2021 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 7 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2021 Form 10-K for further information.
Material Changes in Line Items in Our Condensed Consolidated Financial Statements
Material changes in line items in our condensed consolidated statement of income are discussed in “Results of Operations – Division Review” and “Items Affecting Comparability.”
Material changes in line items in our condensed consolidated statement of cash flows are discussed in “Our Liquidity and Capital Resources.”
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of March 19, 2022, total assets were $93.0 billion, compared to $92.4 billion as of December 25, 2021. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$1.0	Condensed Consolidated Statement of Cash Flows
Accounts and notes receivable, less allowance	$0.7	(b)
Assets held for sale	$(1.8)	(c)
Other indefinite-lived intangible assets	$(0.5)	Note 3
Investments in noncontrolled affiliates	$1.0	Note 11
Total Liabilities
As of March 19, 2022, total liabilities were $74.6 billion, compared to $76.2 billion as of December 25, 2021. The decrease in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$1.2	(d)
Accounts payable and other current liabilities	$(0.8)	(e)
Liabilities held for sale	$(0.8)	(c)
Long-term debt obligations	$(1.4)	Note 7
(a)In billions.
(b)Reflects favorable operating performance.
(c)Reflects closing of the Juice Transaction. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q and Note 13 to our consolidated financial statements included in our 2021 Form 10-K for further information.
(d)Reflects issuance of commercial paper.
(e)Reflects payment of 2021 production payables across a number of our divisions.

Total Equity
Refer to our condensed consolidated statement of equity for material changes in equity line items.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 19, 2022, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 19, 2022 and March 20, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 25, 2021, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the year then ended (not presented herein); and in our report dated February 9, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2021, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 25, 2022

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2021 Form 10-K.
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
During the 12 weeks ended March 19, 2022, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended March 19, 2022, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our 12 weeks ended March 19, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2021 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2021 Form 10-K.
ITEM 1A. Risk Factors.
The following additional risk factor should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. The developments described below have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2021 Form 10-K, and such risk factors are further qualified by the information relating to our operations in Russia and Ukraine as described in this Form 10-Q, including in the additional risk factor below.
You should carefully consider the risks described below and in our 2021 Form 10-K in addition to the other information set forth in this Form 10-Q and in our 2021 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. The risks described below and in our 2021 Form 10-K are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
Risks associated with the deadly conflict in Ukraine
The deadly conflict in Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty and led us to suspend the majority of our operations in Ukraine. We are in the process of suspending sales of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia. We plan to continue to offer our other products in Russia. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will affect our operations, customers or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 19, 2022 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/26/2021 - 1/22/2022	—	$—	—	$—
				10,000
1/23/2022 - 2/19/2022	—	$—	—	—
				10,000
2/20/2022 - 3/19/2022	1.3	$161.08	1.3	(213)
Total	1.3	$161.08	1.3	$9,787
(a)All shares were repurchased in open market transactions pursuant to the $10 billion share repurchase program authorized by our Board of Directors and publicly announced on February 10, 2022, which commenced on February 11, 2022 and will expire on February 28, 2026. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 47.

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

Exhibit 10.1	Form of Annual Long-Term Incentive Agreement.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 25, 2022	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 25, 2022	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)