Form 10-Q
period 2022-06-11
PEPSICO INC
filed 2022-07-12
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 11, 2022 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 5, 2022 was 1,380,084,844.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Net Revenue	$20,225	$19,217	$36,425	$34,037
Cost of sales	9,415	8,880	16,848	15,551
Gross profit	10,810	10,337	19,577	18,486
Selling, general and administrative expenses	7,387	7,208	13,967	13,045
Gain associated with the Juice Transaction (a)	(13)	—	(3,335)	—
Impairment of intangible assets (see Notes 1 and 3)	1,359	—	1,601	—
Operating Profit	2,077	3,129	7,344	5,441
Other pension and retiree medical benefits (expense)/income	(2)	126	132	246
Net interest expense and other	(236)	(241)	(476)	(499)
Income before income taxes	1,839	3,014	7,000	5,188
Provision for income taxes	393	642	1,281	1,093
Net income	1,446	2,372	5,719	4,095
Less: Net income attributable to noncontrolling interests	17	14	29	23
Net Income Attributable to PepsiCo	$1,429	$2,358	$5,690	$4,072
Net Income Attributable to PepsiCo per Common Share
Basic	$1.03	$1.71	$4.11	$2.95
Diluted	$1.03	$1.70	$4.09	$2.94
Weighted-average common shares outstanding
Basic	1,382	1,382	1,383	1,381
Diluted	1,389	1,388	1,390	1,387

(a)In the 24 weeks ended June 11, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash and a 39% noncontrolling interest in a newly formed joint venture (Tropicana JV) operating across North America and Europe (Juice Transaction). See Note 11 for further information.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Net income	$1,446	$2,372	$5,719	$4,095
Other comprehensive income, net of taxes:
Net currency translation adjustment	1,274	268	714	399
Net change on cash flow hedges	(102)	93	4	165
Net pension and retiree medical adjustments	(250)	24	(237)	51
Other	5	2	1	2
	927	387	482	617
Comprehensive income	2,373	2,759	6,201	4,712
Less: Comprehensive income attributable to noncontrolling interests	17	14	29	23
Comprehensive Income Attributable to PepsiCo	$2,356	$2,745	$6,172	$4,689

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/11/2022	6/12/2021
Operating Activities
Net income	$5,719	$4,095
Depreciation and amortization	1,195	1,213
Gain associated with the Juice Transaction	(3,335)	—
Brand portfolio impairment charges	465	—
Russia-Ukraine conflict charges	1,406	—
Operating lease right-of-use asset amortization	223	220
Share-based compensation expense	156	144
Restructuring and impairment charges	75	77
Cash payments for restructuring charges	(82)	(104)
Acquisition and divestiture-related charges	64	15
Cash payments for acquisition and divestiture-related charges	(34)	(14)
Pension and retiree medical plan expenses	139	48
Pension and retiree medical plan contributions	(214)	(461)
Deferred income taxes and other tax charges and credits	49	220
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(1,753)	(1,214)
Inventories	(990)	(810)
Prepaid expenses and other current assets	(186)	(40)
Accounts payable and other current liabilities	(990)	(1,114)
Income taxes payable	608	516
Other, net	(325)	(142)
Net Cash Provided by Operating Activities	1,881	2,340

Investing Activities
Capital spending	(1,499)	(1,305)
Sales of property, plant and equipment	222	22
Acquisitions, net of cash acquired, and investments in noncontrolled affiliates	(29)	(22)
Proceeds associated with the Juice Transaction	3,456	—
Other divestitures and sales of investments in noncontrolled affiliates	15	120
Short-term investments, by original maturity:
More than three months - maturities	—	1,135
Three months or less, net	8	(67)
Other investing, net	(1)	1
Net Cash Provided by/(Used for) Investing Activities	2,172	(116)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/11/2022	6/12/2021
Financing Activities
Payments of long-term debt	(1,652)	(1,696)
Debt redemptions	(1,550)	—
Short-term borrowings, by original maturity:
More than three months - proceeds	1,935	—
More than three months - payments	—	(397)
Three months or less, net	844	89
Cash dividends paid	(2,997)	(2,842)
Share repurchases - common	(699)	(106)
Proceeds from exercises of stock options	89	100
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(87)	(73)
Other financing	(15)	(19)
Net Cash Used for Financing Activities	(4,132)	(4,944)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(83)	12
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(162)	(2,708)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,707	8,254
Cash and Cash Equivalents and Restricted Cash, End of Period	$5,545	$5,546

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$428	$319

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/11/2022	12/25/2021
ASSETS
Current Assets
Cash and cash equivalents	$5,405	$5,596
Short-term investments	287	392
Accounts and notes receivable, less allowance: 6/22 - $185 and 12/21 - $147	10,498	8,680
Inventories:
Raw materials and packaging	2,403	1,898
Work-in-process	158	151
Finished goods	2,726	2,298
	5,287	4,347
Prepaid expenses and other current assets	1,156	980
Assets held for sale	—	1,788
Total Current Assets	22,633	21,783
Property, plant and equipment	47,902	46,828
Accumulated depreciation	(25,208)	(24,421)
Property, Plant and Equipment, net	22,694	22,407
Amortizable Intangible Assets, net	1,348	1,538
Goodwill	18,547	18,381
Other Indefinite-Lived Intangible Assets	15,743	17,127
Investments in Noncontrolled Affiliates	3,519	2,627
Deferred Income Taxes	4,345	4,310
Other Assets	4,274	4,204
Total Assets	$93,103	$92,377

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,032	$4,308
Accounts payable and other current liabilities	21,191	21,159
Liabilities held for sale	—	753
Total Current Liabilities	27,223	26,220
Long-Term Debt Obligations	33,247	36,026
Deferred Income Taxes	4,838	4,826
Other Liabilities	9,121	9,154
Total Liabilities	74,429	76,226
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,381 and 1,383 shares, respectively)	23	23
Capital in excess of par value	3,970	4,001
Retained earnings	67,763	65,165
Accumulated other comprehensive loss	(14,416)	(14,898)
Repurchased common stock, in excess of par value (486 and 484 shares, respectively)	(38,787)	(38,248)
Total PepsiCo Common Shareholders’ Equity	18,553	16,043
Noncontrolling interests	121	108
Total Equity	18,674	16,151
Total Liabilities and Equity	$93,103	$92,377

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/11/2022		6/12/2021		6/11/2022		6/12/2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,384	$23	1,382	$23	1,383	$23	1,380	$23
Change in repurchased common stock	(3)	—	—	—	(2)	—	2	—
Balance, end of period	1,381	23	1,382	23	1,381	23	1,382	23
Capital in Excess of Par Value
Balance, beginning of period		3,893		3,800		4,001		3,910
Share-based compensation expense		76		65		159		145
Stock option exercises, RSUs and PSUs converted		3		—		(103)		(119)
Withholding tax on RSUs and PSUs converted		(2)		(2)		(87)		(73)
Balance, end of period		3,970		3,863		3,970		3,863
Retained Earnings
Balance, beginning of period		67,934		63,740		65,165		63,443
Net income attributable to PepsiCo		1,429		2,358		5,690		4,072
Cash dividends declared – common (a)		(1,600)		(1,493)		(3,092)		(2,910)
Balance, end of period		67,763		64,605		67,763		64,605
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,343)		(15,246)		(14,898)		(15,476)
Other comprehensive income attributable to PepsiCo		927		387		482		617
Balance, end of period		(14,416)		(14,859)		(14,416)		(14,859)
Repurchased Common Stock
Balance, beginning of period	(483)	(38,305)	(485)	(38,370)	(484)	(38,248)	(487)	(38,446)
Share repurchases	(3)	(518)	—	—	(4)	(731)	(1)	(106)
Stock option exercises, RSUs and PSUs converted	—	36	—	37	2	192	3	219
Balance, end of period	(486)	(38,787)	(485)	(38,333)	(486)	(38,787)	(485)	(38,333)
Total PepsiCo Common Shareholders’ Equity		18,553		15,299		18,553		15,299
Noncontrolling Interests
Balance, beginning of period		118		106		108		98
Net income attributable to noncontrolling interest		17		14		29		23
Distributions to noncontrolling interests		(14)		(19)		(14)		(20)
Other, net		—		(2)		(2)		(2)
Balance, end of period		121		99		121		99
Total Equity		$18,674		$15,398		$18,674		$15,398

(a)Cash dividends declared per common share were $1.15 and $1.075 for the 12 weeks ended June 11, 2022 and June 12, 2021, respectively and $2.225 and $2.0975 for the 24 weeks ended June 11, 2022 and June 12, 2021, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 25, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (2021 Form 10-K). This report should be read in conjunction with our 2021 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 11, 2022 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of March, April and May are reflected in our results for the 12 weeks ended June 11, 2022, and the months of January through May are reflected in our results for the 24 weeks ended June 11, 2022.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic and the Russia-Ukraine conflict has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
Net revenue of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
FLNA	$5,181	$4,552	$10,020	$8,788
QFNA	675	575	1,388	1,221
PBNA	6,120	6,156	11,473	11,230
LatAm	2,415	1,967	3,889	3,209
Europe	3,023	3,286	4,820	5,081
AMESA	1,696	1,602	2,700	2,485
APAC	1,115	1,079	2,135	2,023
Total	$20,225	$19,217	$36,425	$34,037

Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	6/11/2022		6/12/2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	35%	65%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

	24 Weeks Ended
	6/11/2022		6/12/2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	30%	70%	30%	70%
APAC	20%	80%	20%	80%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is over 35% of our consolidated net revenue in the 12 and 24 weeks ended June 11, 2022, and approximately 40% of our consolidated net revenue in the 12 and 24 weeks ended June 12, 2021. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

Operating profit of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
FLNA	$1,448	$1,382	$2,744	$2,622
QFNA	135	128	294	278
PBNA (a) (b)	651	809	4,085	1,175
LatAm (c)	420	356	743	574
Europe (a) (d)	(797)	405	(933)	536
AMESA	290	256	470	394
APAC	206	192	421	400
Total divisions	2,353	3,528	7,824	5,979
Corporate unallocated expenses (e) (f)	(276)	(399)	(480)	(538)
Total	$2,077	$3,129	$7,344	$5,441
(a)In the 24 weeks ended June 11, 2022, we recorded a gain of $3.0 billion and $298 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2.9 billion or $2.07 per share. See Note 11 for further information.
(b)In the 12 and 24 weeks ended June 11, 2022, we decided to terminate our agreement with Vital Pharmaceuticals, Inc. (Vital) to distribute Bang Energy drinks in our PBNA division. As a result, we recognized pre-tax impairment and other charges (Brand Portfolio Impairment Charges) of $141 million ($107 million after-tax or $0.08 per share) primarily related to the write-off of distribution rights, with $8 million recorded in cost of sales, $7 million recorded in selling, general and administrative expenses and $126 million recorded in impairment of intangible assets. See Note 3 for further information.

(c)In the 12 and 24 weeks ended June 11, 2022, we made the decision to sell or discontinue certain non-strategic brands in our LatAm division. As a result, we recognized pre-tax impairment and other charges (Brand Portfolio Impairment Charges) of $83 million ($56 million after-tax or $0.04 per share) primarily related to property, plant and equipment and intangible assets, with $47 million recorded in selling, general and administrative expenses and $36 million recorded in impairment of intangible assets. See Note 3 for further information.
(d)In the 24 weeks ended June 11, 2022, we recorded pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia. See Note 3 for further information. Also see below for charges taken as a result of the Russia-Ukraine conflict.
(e)In the 12 weeks ended June 11, 2022, we recorded a pre-tax loss on certain equity investments of $56 million ($42 million after-tax or $0.03 per share) in selling, general and administrative expenses. In the 24 weeks ended June 11, 2022, we recorded a pre-tax loss on certain equity investments of $64 million ($48 million after-tax or $0.03 per share) in selling, general and administrative expenses.
(f)In the 12 weeks ended June 12, 2021, we sold our short-term investment in a publicly traded company and recorded a pre-tax loss on the sale of $39 million ($30 million after-tax or $0.02 per share), net of discounts, in selling, general and administrative expenses. The 24 weeks ended June 12, 2021 include a pre-tax net gain of $69 million ($52 million after-tax or $0.04 per share) associated with this sale.
A summary of pre-tax charges taken in our Europe division as a result of the Russia-Ukraine conflict is as follows:

	6/11/2022
	12 Weeks Ended	24 Weeks Ended
Impairment charges related to intangible assets (a)	$1,197	$1,198
Impairment charges related to property, plant and equipment	—	123
(Recovery of)/allowance for expected credit losses (b)	(11)	26
(Recovery of)/allowance for inventory write-downs (b)	(8)	25
Other (b)	(13)	34
Total	$1,165	$1,406
After-tax amount	$927	$1,168
Impact on net income attributable to PepsiCo per common share	$(0.67)	$(0.84)

	6/11/2022
	12 Weeks Ended	24 Weeks Ended
Cost of sales (b)	$(7)	$133
Selling, general and administrative expenses (b)	(25)	75
Impairment of intangible assets (a)	1,197	1,198
Total	$1,165	$1,406
(a)See Note 3 for further information. For information on our policies for indefinite-lived intangible assets, refer to Note 2 to our consolidated financial statements in our 2021 Form 10-K.
(b)Income amounts primarily relate to changes in estimates.
A summary of pre-tax charges related to the impairment of intangible assets is as follows:

	6/11/2022
	12 Weeks Ended	24 Weeks Ended
Russia-Ukraine conflict impairment charges	$1,197	$1,198
Brand Portfolio Impairment Charges	162	403
Total	$1,359	$1,601

Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic, primarily related to incremental employee compensation costs, such as certain leave benefits and labor costs, and employee protection costs. These pre-tax charges by division are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
FLNA	$5	$14	$19	$38
QFNA	—	1	1	3
PBNA (a)	1	(11)	11	2
LatAm	4	17	10	32
Europe	2	9	3	15
AMESA	1	3	3	2
APAC	11	2	13	4
Total	$24	$35	$60	$96
(a)Income amount primarily relates to allowances for expected credit losses and upfront payments to customers, due to improved projected default rates and lower at-risk balances.
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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Cost of sales	$—	$2	$5	$4
Selling, general and administrative expenses	45	33	67	68
Other pension and retiree medical benefits expense/(income)	3	(1)	3	5
Total restructuring and impairment charges	$48	$34	$75	$77
After-tax amount	$40	$29	$61	$64
Impact on net income attributable to PepsiCo per common share	$(0.03)	$(0.02)	$(0.04)	$(0.05)

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	through 6/11/2022
FLNA	$3	$3	$6	$18	$170
QFNA	—	—	—	—	12
PBNA	2	1	5	5	163
LatAm	8	6	14	8	153
Europe	12	15	19	26	253
AMESA	3	3	5	4	75
APAC	3	1	4	1	65
Corporate	14	6	19	10	158
	45	35	72	72	1,049
Other pension and retiree medical benefits expense/(income)	3	(1)	3	5	70
Total	$48	$34	$75	$77	$1,119

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	through 6/11/2022
Severance and other employee costs	$20	$15	$31	$49	$595
Asset impairments	—	1	—	1	157
Other costs	28	18	44	27	367
Total	$48	$34	$75	$77	$1,119
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 11, 2022 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 25, 2021	$64	$7	$71
2022 restructuring charges	31	44	75
Cash payments	(37)	(45)	(82)
Non-cash charges and translation	(3)	(1)	(4)
Liability as of June 11, 2022	$55	$5	$60
Substantially all of the restructuring accrual at June 11, 2022 is expected to be paid by the end of 2022.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on other impairment charges, see Notes 1 and 3 for Brand Portfolio Impairment Charges and Russia-Ukraine Conflict Charges.

Note 3 - Intangible Assets
Indefinite-lived intangible assets are not amortized and are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for indefinite-lived intangible assets, an assessment is performed to determine the fair value of the indefinite-lived intangible asset. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the Russia-Ukraine conflict) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
During the 12 weeks ended June 11, 2022, macroeconomic factors, sanctions and other regulations as a result of the Russia-Ukraine conflict indicated a material deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in Russia, primarily assumptions underlying the weighted-average cost of capital. These factors required us to perform a quantitative assessment, despite the absence of a material adverse impact on these assets’ financial performance (e.g., sales, operating profit, cash flows).
The fair value of our indefinite-lived intangible assets in Russia was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeds the fair value, with the decrease in the fair value primarily attributable to a significant increase in the weighted-average cost of capital, which reflects the macroeconomic uncertainty in Russia. As a result of the quantitative assessment, in the 12 and 24 weeks ended June 11, 2022, we recorded pre-tax impairment charges of $1.2 billion ($958 million after-tax or $0.69 per share) in impairment of intangible assets, related to our juice and dairy brands in Russia in our Europe division. See Note 1 for further information.
During the 24 weeks ended June 11, 2022, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets. In light of the current political and economic environment, we will continue to review and analyze our brand portfolio worldwide. See Note 1 for further information.
For further information on our policies for indefinite-lived intangible assets, refer to Note 2 to our consolidated financial statements in our 2021 Form 10-K.

A summary of our amortizable intangible assets is as follows:

	6/11/2022			12/25/2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	$851	$(196)	$655	$976	$(187)	$789
Customer relationships	617	(243)	374	623	(227)	396
Brands	1,119	(983)	136	1,151	(989)	162
Other identifiable intangibles	444	(261)	183	451	(260)	191
Total	$3,031	$(1,683)	$1,348	$3,201	$(1,663)	$1,538
(a)Decrease is primarily due to the write-off of our distribution rights for Bang Energy drinks. Subsequent to June 11, 2022, we came to an agreement with Vital to terminate the distribution agreement. See Note 1 for further information.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/25/2021	Impairment	Translation and Other	Balance 6/11/2022

FLNA
Goodwill	$458	$—	$1	$459
Brands	340	—	—	340
Total	798	—	1	799
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA
Goodwill	11,974	—	1	11,975
Reacquired franchise rights	7,107	—	6	7,113
Acquired franchise rights	1,538	—	—	1,538
Brands	2,508	—	—	2,508
Total	23,127	—	7	23,134
LatAm
Goodwill	433	—	27	460
Brands (a)	100	(29)	10	81
Total	533	(29)	37	541
Europe (b)
Goodwill	3,700	—	159	3,859
Reacquired franchise rights	441	—	4	445
Acquired franchise rights	158	—	(8)	150
Brands (c)	4,254	(1,420)	67	2,901
Total	8,553	(1,420)	222	7,355
AMESA
Goodwill	1,063	—	2	1,065
Brands	205	—	4	209
Total	1,268	—	6	1,274
APAC
Goodwill	564	—	(24)	540
Brands	476	—	(18)	458
Total	1,040	—	(42)	998

Total goodwill	18,381	—	166	18,547
Total reacquired franchise rights	7,548	—	10	7,558
Total acquired franchise rights	1,696	—	(8)	1,688
Total brands	7,883	(1,449)	63	6,497
Total	$35,508	$(1,449)	$231	$34,290
(a)Impairment reflects our decision to sell or discontinue certain non-strategic brands. See Note 1 for further information.
(b)Translation and other primarily represents the appreciation of the Russian ruble.
(c)Impairment represents decrease in fair value as a result of the Russia-Ukraine conflict and the discontinuation or repositioning of certain juice and dairy brands in Russia.

Note 4 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. As a result of the analysis of the 2014 through 2016 final assessment, we remeasured all applicable reserves for uncertain tax positions for all years open under the statute of limitations, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax expense of $112 million in 2021. There were no tax amounts recognized in the 24 weeks ended June 11, 2022 and June 12, 2021 from this assessment.
Note 5 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Share-based compensation expense – equity awards	$75	$65	$156	$144
Share-based compensation expense – liability awards	7	—	12	4
Acquisition and divestiture-related charges	—	—	3	—
Restructuring charges	1	—	—	1
Total	$83	$65	$171	$149
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/11/2022		6/12/2021
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.1	$163.00	1.8	$131.25
RSUs and PSUs	2.3	$163.00	2.6	$131.27
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $18 million and $17 million during the 24 weeks ended June 11, 2022 and June 12, 2021, respectively.
For the 12 weeks ended June 11, 2022 and June 12, 2021, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/11/2022	6/12/2021
Expected life	7 years	7 years
Risk-free interest rate	1.7%	1.1%
Expected volatility	16%	14%
Expected dividend yield	2.5%	3.1%

Note 6 - Pension and Retiree Medical Benefits
In the 12 and 24 weeks ended June 11, 2022, we recognized a pre-tax settlement charge of $131 million ($101 million after-tax or $0.07 per share) in a U.S. qualified defined benefit pension plan due to lump sum distributions to retired or terminated employees. The settlement charge was triggered when the cumulative lump sum distributions exceeded the total annual service and interest cost in 2022. As a result, related plan assets and benefit obligations were remeasured using assumptions as of June 11, 2022, the remeasurement date. The weighted-average discount rate for the U.S. defined benefit plans’ projected benefit obligations increased from 2.9% to 3.4% as a result of the remeasurement. In addition, the U.S. defined benefit pension plans’ weighted-average interest cost discount rate and expected return on plan assets used to determine 2022 net periodic benefit cost/(income) increased from 2.4% and 6.3% to 3.1% and 6.7%, respectively.
For further information on our policies for pension, retiree-medical and savings plans, refer to Note 7 to our consolidated financial statements in our 2021 Form 10-K.
In the 24 weeks ended June 11, 2022, we transferred pension and retiree medical obligations of $145 million and related assets to the Tropicana JV in connection with the Juice Transaction. See Note 11 for further information.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Service cost	$115	$120	$17	$25	$9	$7
Other pension and retiree medical benefits expense/(income):
Interest cost	87	74	23	19	4	4
Expected return on plan assets	(216)	(224)	(56)	(57)	(4)	(3)
Amortization of prior service credits	(7)	(7)	—	(1)	(2)	(3)
Amortization of net losses/(gains)	35	52	7	19	(3)	(3)
Settlement/curtailment losses	131	—	—	5	—	—
Special termination benefits	3	(1)	—	—	—	—
Total other pension and retiree medical benefits expense/(income)	33	(106)	(26)	(15)	(5)	(5)
Total	$148	$14	$(9)	$10	$4	$2

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Service cost	$229	$240	$34	$44	$17	$15
Other pension and retiree medical benefits income:
Interest cost	175	149	40	32	8	7
Expected return on plan assets	(431)	(448)	(98)	(98)	(7)	(7)
Amortization of prior service credits	(13)	(14)	—	(1)	(4)	(5)
Amortization of net losses/(gains)	68	103	12	32	(6)	(6)
Settlement/curtailment losses/(gains)	131	—	—	5	(16)	—
Special termination benefits	9	5	—	—	—	—
Total other pension and retiree medical benefits income	(61)	(205)	(46)	(30)	(25)	(11)
Total	$168	$35	$(12)	$14	$(8)	$4
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
During the 24 weeks ended June 11, 2022 and June 12, 2021, we made discretionary contributions of $75 million and $300 million, respectively, to our U.S. qualified defined benefit plans, and $10 million and $25 million, respectively, to our international defined benefit plans. We expect to make an additional discretionary contribution of $75 million to our U.S. qualified defined benefit plans in the third quarter of 2022.
Note 7 - Debt Obligations
In the 24 weeks ended June 11, 2022, $1.7 billion of U.S. dollar-denominated senior notes matured and were paid. In addition, in the 24 weeks ended June 11, 2022, we paid $750 million to redeem all $750 million outstanding principal amount of our 2.25% senior notes due May 2022, and we paid $800 million to redeem all $800 million outstanding principal amount of our 3.10% senior notes due July 2022.
As of June 11, 2022, we had $2.8 billion of commercial paper outstanding.
In the second quarter of 2022, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 27, 2027. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.8 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.75 billion five-year credit agreement, dated as of May 28, 2021.

Also in the second quarter of 2022, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 26, 2023. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.8 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of May 28, 2021.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 11, 2022, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 24 weeks ended June 11, 2022 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2021 Form 10-K. We continue to evaluate our hedging strategies related to our Russian business based on the impact of the Russia-Ukraine conflict on financial markets.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 11, 2022 was $353 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 11, 2022.
The notional amounts of our financial instruments used to hedge the above risks as of June 11, 2022 and December 25, 2021 are as follows:

	Notional Amounts(a)
	6/11/2022	12/25/2021
Commodity	$1.7	$1.6
Foreign exchange	$2.3	$2.8
Interest rate	$2.1	$2.1
Net investment (b)	$2.0	$2.1
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of June 11, 2022, approximately 8% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 2% as of December 25, 2021.

Held-to-Maturity Debt Securities
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. As of June 11, 2022, we had no investments in debt securities. As of December 25, 2021, we had $130 million of investments in commercial paper recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 25, 2021, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Fair Value Measurements
The fair values of our financial assets and liabilities as of June 11, 2022 and December 25, 2021 are categorized as follows:

		6/11/2022		12/25/2021
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Index funds (b)	1	$279	$—	$337	$—
Prepaid forward contracts (c)	2	$13	$—	$21	$—
Deferred compensation (d)	2	$—	$440	$—	$505
Derivatives designated as cash flow hedging instruments:
Foreign exchange (e)	2	$14	$42	$29	$14
Interest rate (e)	2	20	349	14	264
Commodity (f)	2	22	30	70	5
		$56	$421	$113	$283
Derivatives not designated as hedging instruments:
Foreign exchange (e)	2	$6	$9	$19	$7
Commodity (f)	2	46	25	35	22
		$52	$34	$54	$29
Total derivatives at fair value (g)		$108	$455	$167	$312
Total		$400	$895	$525	$817
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
(g)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of June 11, 2022 and December 25, 2021 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.

The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of June 11, 2022 and December 25, 2021 was $37 billion and $43 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Foreign exchange	$21	$6	$26	$27	$(17)	$27
Interest rate	—	—	82	(46)	61	(47)
Commodity	(181)	(70)	(1)	(156)	(74)	(33)
Net investment	—	—	(88)	55	—	—
Total	$(160)	$(64)	$19	$(120)	$(30)	$(53)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	6/11/2022	6/12/2021
Foreign exchange	$5	$10	$18	$38	$(21)	$40
Interest rate	—	1	79	(64)	81	(51)
Commodity	(347)	(151)	(190)	(246)	(152)	(43)
Net investment	—	—	(139)	(8)	—	—
Total	$(342)	$(140)	$(232)	$(280)	$(92)	$(54)
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
Based on current market conditions, we expect to reclassify net gains of $137 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/11/2022		6/12/2021
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.03		$1.71
Net income available for PepsiCo common shareholders	$1,429	1,382	$2,358	1,382
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	6
Diluted	$1,429	1,389	$2,358	1,388
Diluted net income attributable to PepsiCo per common share	$1.03		$1.70

	24 Weeks Ended
	6/11/2022		6/12/2021
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$4.11		$2.95
Net income available for PepsiCo common shareholders	$5,690	1,383	$4,072	1,381
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	6
Diluted	$5,690	1,390	$4,072	1,387
Diluted net income attributable to PepsiCo per common share	$4.09		$2.94
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 24 weeks ended June 11, 2022 and June 12, 2021.
Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	$(12,869)	$265	$(2,737)	$(2)	$(15,343)
Other comprehensive income/(loss) before reclassifications (c)	1,298	(107)	(484)	5	712
Amounts reclassified from accumulated other comprehensive loss	—	(30)	161	—	131
Net other comprehensive income/(loss)	1,298	(137)	(323)	5	843
Tax amounts	(24)	35	73	—	84
Balance as of June 11, 2022 (a)	$(11,595)	$163	$(2,987)	$3	$(14,416)

(a)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021, $1,279 million as of March 19, 2022 and $1,352 million as of June 11, 2022.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, partially offset by appreciation of the South African rand, Brazilian real and Canadian dollar.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble.

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
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, British pound sterling and Russian ruble.
(c)Currency translation adjustment primarily reflects appreciation of the South African rand, Canadian dollar and Russian ruble.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$—	$—	$—	$18	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(2)	$3	$(4)	$4	Net revenue
Foreign exchange contracts	(15)	24	(17)	36	Cost of sales
Interest rate derivatives	61	(47)	81	(51)	Selling, general and administrative expenses
Commodity contracts	(70)	(32)	(146)	(43)	Cost of sales
Commodity contracts	(4)	(1)	(6)	—	Selling, general and administrative expenses
Net gains before tax	(30)	(53)	(92)	(54)
Tax amounts	7	12	17	13
Net gains after tax	$(23)	$(41)	$(75)	$(41)

Pension and retiree medical items:
Amortization of prior service credits	$(9)	$(11)	$(17)	$(20)	Other pension and retiree medical benefits (expense)/income
Amortization of net losses	39	68	74	129	Other pension and retiree medical benefits (expense)/income
Settlement/curtailment losses	131	—	129	—	Other pension and retiree medical benefits (expense)/income
Net losses before tax	161	57	186	109
Tax amounts	(35)	(12)	(41)	(23)
Net losses after tax	$126	$45	$145	$86

Total net losses reclassified, net of tax	$103	$4	$70	$63
Note 11 - Acquisitions and Divestitures
2020 Acquisitions
In 2020, we acquired Pioneer Food Group Ltd. (Pioneer Foods), Rockstar Energy Beverages (Rockstar) and Hangzhou Haomusi Food Co., Ltd. (Be & Cheery). The purchase price allocations for each of these acquisitions were finalized in the second quarter of 2021. See Note 13 to our consolidated financial statements in our 2021 Form 10-K for further information.
Juice Transaction
In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash, subject to purchase price adjustments, and a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. The North America portion of the transaction was completed on January 24, 2022 and the Europe portion of the transaction was completed on February 1, 2022. In the U.S., PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. We have significant influence over our investment in the Tropicana JV and account for our investment under the equity method, recognizing our proportionate share of Tropicana JV’s earnings within our income statement (recorded in selling, general and administrative expenses).
As a result of this transaction, in the 24 weeks ended June 11, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.07 per share) in our PBNA and Europe divisions, including $525 million related to the remeasurement of our 39% ownership in the Tropicana JV at fair value using a combination of the transaction price, discounted cash flows and an option pricing model related to our liquidation preference in the Tropicana JV. In the 12 weeks ended June 11, 2022, we recorded certain purchase price adjustments for net working capital and net debt amounts, which resulted in an increase in the transaction price and the recognition of an incremental pre-tax gain of $13 million ($10 million after-tax or $0.01 per share) in our PBNA division. The purchase price will continue to be adjusted for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement.
A summary of income statement activity related to the Juice Transaction in the 24 weeks ended June 11, 2022 is as follows:

	PBNA	Europe	Corporate	Total PepsiCo	Provision for income taxes(a)	Net income attributable to PepsiCo	Impact on net income attributable to PepsiCo per common share
Gain associated with the Juice Transaction	$(3,037)	$(298)	$—	$(3,335)	$455	$(2,880)	$2.07
Acquisition and divestiture-related charges	39	13	6	58	(10)	48	(0.04)
Operating profit	$(2,998)	$(285)	$6	(3,277)	445	(2,832)	2.04	(c)
Other pension and retiree medical benefits income (b)				(10)	3	(7)	0.01
Total Juice Transaction				$(3,287)	$448	$(2,839)	$2.04	(c)
(a)Includes $195 million of deferred tax expense related to the recognition of our investment in the Tropicana JV.
(b)Includes $16 million curtailment gain, partially offset by $6 million special termination benefits.
(c)Does not sum due to rounding.
In connection with the sale, we entered into a transition services agreement with PAI Partners, under which we provide certain services to the Tropicana JV to help facilitate an orderly transition of the business following the sale. In return for these services, the Tropicana JV is required to pay certain agreed upon fees to reimburse us for our costs without markup.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include merger and integration charges and costs associated with divestitures. Merger and integration charges include changes in fair value of contingent consideration, liabilities to support socioeconomic programs in South Africa, employee-related costs, contract termination costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.

A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2022	6/12/2021	6/11/2022	6/12/2021	Transaction
FLNA	$—	$—	$—	$2	BFY Brands, Inc.
PBNA	2	1	39	2	Juice Transaction, Rockstar
Europe	3	—	13	—	Juice Transaction
AMESA	—	6	—	7	Pioneer Foods
APAC	—	3	—	3	Be & Cheery
Corporate	3	15	6	1	Juice Transaction, Rockstar
Total (a)	$8	$25	$58	$15
Other pension and retiree medical benefits expense	—	—	6	—	Juice Transaction
Total acquisition and divestiture-related charges	$8	$25	$64	$15
After-tax amount	$7	$21	$54	$14
Impact on net income attributable to PepsiCo per common share	$(0.01)	$(0.02)	$(0.04)	$(0.01)
(a)Recorded primarily in selling, general and administrative expenses.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the risks associated with the deadly conflict in Ukraine; the impact of COVID-19; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs; political or social conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance that can result in an impairment charge; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; and potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2021 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and “Item 1A. Risk Factors” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. During the 12 and 24 weeks ended June 11, 2022, we continued to experience inflationary pressures on transportation and commodity costs, which we expect to continue for the remainder of 2022. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended June 11, 2022, our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 11, 2022, our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 11, 2022, our operations outside of the United States generated 41% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom and South Africa comprising approximately 22% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 11, 2022, unfavorable foreign exchange reduced net revenue growth by 3 percentage points and 2 percentage points, respectively, primarily due to declines in the Turkish lira, euro, Russian ruble and Egyptian pound. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia, Turkey and Ukraine, and natural disasters, debt and credit issues and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We continue to monitor the economic, operating and political environment in these markets closely, including risks of additional impairments or write-offs, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
See Notes 1 and 3 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the 12 and 24 weeks ended June 11, 2022.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 11, 2022 and December 25, 2021 and Note 9 to our consolidated financial statements in our 2021 Form 10-K for a discussion of these items.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the deadly conflict in Ukraine. The conflict has continued to result in worldwide geopolitical and macroeconomic uncertainty, and the majority of our operations in Ukraine remain suspended. We are in the process of suspending sales of Pepsi-Cola and certain of our other global beverage brands and have suspended our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia. Our operations in Russia and Ukraine, respectively, accounted for 4% and 0.2% of our consolidated net revenue for the 12 weeks ended June 11, 2022, 4% and 0.3% of our consolidated net revenue for the 24 weeks ended June 11, 2022 and 4% and 0.5% of our consolidated net revenue for both the 12 and 24 weeks ended June 12, 2021 and the year ended December 25, 2021. Our assets in Russia and Ukraine, respectively, were 5% and 0.3% of our consolidated assets as of December 25, 2021 and 4% and 0.1% of our consolidated assets as of June 11, 2022.
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 3 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the 12 and 24 weeks ended June 11, 2022.
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict, regional instability and ongoing and additional financial and economic sanctions and export controls imposed by governments. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
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
We reported substantially all of our international volume on a monthly calendar basis prior to the fourth quarter of 2021, and beginning in the fourth quarter of 2021, all of our international operations report on a monthly calendar basis. The 12 weeks ended June 11, 2022 include volume outside of North America for the months of March, April and May. The 24 weeks ended June 11, 2022 include volume outside of North America for the months of January through May.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/11/2022	6/12/2021	Change	6/11/2022	6/12/2021	Change
Net revenue	$20,225	$19,217	5%	$36,425	$34,037	7%
Operating profit	$2,077	$3,129	(34)%	$7,344	$5,441	35%
Operating margin	10.3%	16.3%	(6.0)	20.2%	16.0%	4.2
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 34% and operating margin declined 6.0 percentage points. Operating profit performance was primarily driven by a 37-percentage-point impact of the charges associated with the Russia-Ukraine conflict and a 7-percentage-point impact of the Brand Portfolio Impairment Charges, partially offset by a 2.5-percentage-point impact of higher mark-to-market gains on commodity derivatives.
Operating profit performance was also positively impacted by net revenue growth and productivity savings, partially offset by certain operating cost increases and a 36-percentage-point impact of higher commodity costs. Additionally, gains on sales of assets positively contributed 5 percentage points to operating profit performance. The operating margin decline primarily reflects the impact of the charges associated with the Russia-Ukraine conflict and the Brand Portfolio Impairment Charges.
24 Weeks
Operating profit grew 35% and operating margin improved 4.2 percentage points. Operating profit growth was primarily driven by a 61-percentage-point impact of the gain associated with the Juice Transaction, partially offset by a 26-percentage-point impact of the charges associated with the Russia-Ukraine conflict and a 9-percentage-point impact of Brand Portfolio Impairment Charges.
Operating profit growth was also driven by net revenue growth and productivity savings, partially offset by certain operating cost increases and a 33-percentage-point impact of higher commodity costs. Additionally, gains on sales of assets contributed 3 percentage points to operating profit growth. The operating margin improvement primarily reflects the impact of the gain associated with the Juice Transaction, partially offset by the charges associated with the Russia-Ukraine conflict and the Brand Portfolio Impairment Charges.
Juice Transaction
In the 24 weeks ended June 11, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. These juice businesses delivered approximately $3 billion in net revenue in 2021. In the U.S., PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 11 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of March, April and May are reflected in our results for the 12 weeks ended June 11, 2022, and the months of January through May are reflected in our results for the 24 weeks ended June 11, 2022.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure see “Non-GAAP Measures.”

	12 Weeks Ended 6/11/2022
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	14%	—	—	14%	—	14
QFNA	17%	—	—	18%	2	16
PBNA	(1)%	—	9	9%	—	9
LatAm	23%	(2)	1	22%	7	15
Europe	(8)%	12	5	9%	(8)	17
AMESA	6%	7	10	23%	14	9
APAC	3%	2	7	13%	10	2.5
Total	5%	3	5	13%	1	12

	24 Weeks Ended 6/11/2022
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	14%	—	—	14%	1	13
QFNA	14%	—	—	14%	—	14
PBNA	2%	—	8	10%	2	9
LatAm	21%	—	1	22%	12	10
Europe	(5)%	11	4	9%	(5)	15
AMESA	9%	6	7	21%	13	8
APAC	5.5%	2	4	11%	6	5
Total	7%	2	4	13%	2.5	11
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

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/11/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core, Non-GAAP Measure(b)
FLNA	$1,448	$—	$3	$—	$—	$—	$—	$1,451
QFNA	135	—	—	—	—	—	—	135
PBNA	651	—	2	2	(13)	—	141	783
LatAm	420	—	8	—	—	—	83	511
Europe	(797)	—	12	3	—	1,165	—	383
AMESA	290	—	3	—	—	—	—	293
APAC	206	—	3	—	—	—	—	209
Corporate unallocated expenses	(276)	(98)	14	3	—	—	—	(357)
Total	$2,077	$(98)	$45	$8	$(13)	$1,165	$224	$3,408

	12 Weeks Ended 6/12/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core, Non-GAAP Measure(b)
FLNA	$1,382	$—	$3	$—	$1,385
QFNA	128	—	—	—	128
PBNA	809	—	1	1	811
LatAm	356	—	6	—	362
Europe	405	—	15	—	420
AMESA	256	—	3	6	265
APAC	192	—	1	3	196
Corporate unallocated expenses	(399)	(20)	6	15	(398)
Total	$3,129	$(20)	$35	$25	$3,169

	24 Weeks Ended 6/11/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core, Non-GAAP Measure(b)
FLNA	$2,744	$—	$6	$—	$—	$—	$—	$2,750
QFNA	294	—	—	—	—	—	—	294
PBNA	4,085	—	5	39	(3,037)	—	141	1,233
LatAm	743	—	14	—	—	—	83	840
Europe	(933)	—	19	13	(298)	1,406	241	448
AMESA	470	—	5	—	—	—	—	475
APAC	421	—	4	—	—	—	—	425
Corporate unallocated expenses	(480)	(210)	19	6	—	—	—	(665)
Total	$7,344	$(210)	$72	$58	$(3,335)	$1,406	$465	$5,800

	24 Weeks Ended 6/12/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Core, Non-GAAP Measure(b)
FLNA	$2,622	$—	$18	$2	$2,642
QFNA	278	—	—	—	278
PBNA	1,175	—	5	2	1,182
LatAm	574	—	8	—	582
Europe	536	—	26	—	562
AMESA	394	—	4	7	405
APAC	400	—	1	3	404
Corporate unallocated expenses	(538)	(95)	10	1	(622)
Total	$5,441	$(95)	$72	$15	$5,433
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/11/2022
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5%	—	—	—	—	—	—	5%	—	5%
QFNA	5%	—	—	—	—	—	—	5%	—	6%
PBNA	(20)%	—	—	—	(2)	—	17	(3)%	—	(3)%
LatAm	18%	—	—	—	—	—	23	41%	(2)	39%
Europe	(297)%	—	(1)	1	—	288	—	(9)%	11	2%
AMESA	14%	—	—	(3)	—	—	—	10%	7	18%
APAC	7%	—	1	(1)	—	—	—	7%	4	10%
Corporate unallocated expenses	(31)%	20	(2.5)	3	—	—	—	(10)%	—	(10)%
Total	(34)%	(2.5)	—	(0.5)	—	37	7	8%	2	10%

	24 Weeks Ended 6/11/2022
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5%	—	(0.5)	—	—	—	—	4%	—	4%
QFNA	6%	—	—	—	—	—	—	6%	—	6%
PBNA	248%	—	—	3	(259)	—	12	4%	—	4.5%
LatAm	29%	—	1	—	—	—	14	44%	—	44%
Europe	(274)%	—	(1)	2	(56)	263	45	(20)%	9	(11)%
AMESA	19%	—	—	(2)	—	—	—	17%	5	23%
APAC	5%	—	—	—	—	—	—	5%	2	8%
Corporate unallocated expenses	(11)%	20	(2)	(1)	—	—	—	7%	—	7%
Total	35%	(2)	—	1	(61)	26	9	7%	2	8%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 14%, primarily driven by effective net pricing.
Unit volume declined 2%, primarily reflecting a double-digit decline in our Sabra joint venture products and a high-single-digit decline in variety packs, partially offset by low-single-digit growth in trademark Doritos and Ruffles and double-digit growth in trademark Popcorners.
Operating profit increased 5%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 17-percentage-point impact of higher commodity costs, primarily cooking oil, packaging material and seasoning.
24 Weeks
Net revenue grew 14%, primarily driven by effective net pricing.
Unit volume declined 1%, primarily reflecting a double-digit decline in our Sabra joint venture products and a mid-single-digit decline in trademark Tostitos, partially offset by double-digit growth in trademark Popcorners and mid-single-digit growth in trademark Ruffles.
Operating profit increased 5%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives and incremental transportation costs, and a 15-percentage-point impact of higher commodity costs, primarily cooking oil, packaging material and seasoning.
QFNA
12 Weeks
Net revenue grew 17%, primarily driven by effective net pricing and an increase in organic volume.
Unit volume grew 2%, primarily reflecting double-digit growth in bars, rice/pasta sides and trademark Gamesa, partially offset by a double-digit decline in pancake syrups and mixes.
Operating profit grew 5%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 38-percentage-point impact of higher commodity costs, primarily oats and ingredients, certain operating cost increases, including incremental transportation costs, and a 7-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year.
24 Weeks
Net revenue grew 14%, primarily driven by effective net pricing.
Unit volume grew slightly, primarily reflecting double-digit growth in rice/pasta sides and trademark Gamesa and high-single-digit growth in bars, partially offset by a double-digit decline in pancake syrups and mixes and a low-single-digit decline in oatmeal.
Operating profit grew 6%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by a 24-percentage-point impact of higher commodity costs, primarily oats and ingredients, certain operating cost increases, including incremental transportation costs, and a 5-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year.

PBNA
12 Weeks
Net revenue decreased 1%, primarily driven by a 9-percentage-point unfavorable impact of the Juice Transaction and a slight organic volume decrease, largely offset by effective net pricing.
Unit volume decreased 1%, driven by a 2% decrease in carbonated soft drink (CSD) volume, partially offset by a 1% increase in our non-carbonated beverage (NCB) volume. The NCB volume increase primarily reflected a mid-single-digit increase in Gatorade sports drinks and a low-single-digit increase in our overall water portfolio, partially offset by a high-single-digit decrease in our energy portfolio and a mid-single-digit decrease in our juice and juice drinks portfolio (adjusted for the impact of the Juice Transaction).
Operating profit decreased 20%, primarily reflecting certain operating cost increases, including incremental transportation and information technology costs, and a 35-percentage-point impact of higher commodity costs, primarily aluminum and resin, offset by the effective net pricing and productivity savings. Operating profit performance was also negatively impacted by a 9-percentage-point impact of the loss of net revenue due to the Juice Transaction, a 5-percentage-point impact of less favorable insurance adjustments compared to the prior year and a 3-percentage-point impact of certain costs associated with remediating a service disruption from a third-party payroll service provider. These impacts were offset by an 18-percentage-point impact of a current-year gain associated with the sale of an asset.
As a result of our decision to terminate the agreement with Vital to distribute Bang Energy drinks, we recorded impairment and other related charges which negatively impacted operating profit performance by 17 percentage points.
24 Weeks
Net revenue increased 2%, primarily driven by effective net pricing and an increase in organic volume. The Juice Transaction reduced net revenue growth by 8 percentage points.
Unit volume increased 1%, driven by a 4% increase in NCB volume, partially offset by a 1% decrease in CSD volume. The NCB volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks and a mid-single-digit increase in our overall water portfolio, partially offset by a low-single-digit decrease in our juice and juice drinks portfolio (adjusted for the impact of the Juice Transaction).
Operating profit increased 248%, primarily reflecting a 259-percentage-point impact of the gain of $3.0 billion associated with the Juice Transaction, partially offset by a 3-percentage-point impact of related transaction costs of $39 million. Operating profit growth was also driven by the net revenue growth and productivity savings, largely offset by certain operating cost increases, including incremental transportation and information technology costs, and a 39-percentage-point impact of higher commodity costs, primarily aluminum and resin. A current-year gain associated with the sale of an asset contributed 13 percentage points to operating profit growth. Additionally, operating profit growth was reduced by an 11-percentage-point impact of the loss of net revenue due to the Juice Transaction, a 5-percentage-point impact of certain costs associated with remediating a service disruption from a third-party payroll service provider and a 4-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year.
As a result of our decision to terminate the agreement with Vital to distribute Bang Energy drinks, we recorded impairment and other related charges which negatively impacted operating profit performance by 12 percentage points.

LatAm
12 Weeks
Net revenue increased 23%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume grew 6%, primarily reflecting high-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage unit volume grew 9%, primarily reflecting double-digit growth in Argentina and Chile and high-single-digit growth in Brazil. Additionally, Mexico and Guatemala each experienced mid-single-digit growth.
Operating profit increased 18%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 40-percentage-point impact of higher commodity costs, primarily cooking oil and packaging material. Impairment and other charges associated with our decision to sell or discontinue certain non-strategic brands reduced operating profit growth by 23 percentage points. Certain indirect tax credits in Brazil and lower charges taken as a result of the COVID-19 pandemic contributed 7 percentage points and 4 percentage points, respectively, to operating profit growth.
24 Weeks
Net revenue increased 21%, primarily reflecting organic volume growth and effective net pricing.
Convenient foods unit volume grew 6%, primarily reflecting high-single-digit growth in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage unit volume grew 8%, primarily reflecting double-digit growth in Argentina, Peru and Chile and high-single-digit growth in Brazil. Additionally, Mexico and Guatemala each experienced mid-single-digit growth.
Operating profit increased 29%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 40-percentage-point impact of higher commodity costs, primarily cooking oil and packaging material. Impairment and other charges associated with our decision to sell or discontinue certain non-strategic brands reduced operating profit growth by 14 percentage points. Certain indirect tax credits in Brazil and lower charges taken as a result of the COVID-19 pandemic contributed 6 percentage points and 4 percentage points, respectively, to operating profit growth.
Europe
12 Weeks
Net revenue decreased 8%, reflecting a 12-percentage-point impact of unfavorable foreign exchange, an organic volume decline and a 5-percentage-point unfavorable impact of the Juice Transaction, partially offset by effective net pricing.
Convenient foods unit volume declined 7%, primarily reflecting a double-digit decline in Russia and high-single-digit declines in Poland and France, partially offset by low-single-digit growth in the United Kingdom and double-digit growth in Turkey. Additionally, the Netherlands experienced a mid-single-digit decline.
Beverage unit volume declined 8%, primarily reflecting double-digit declines in Germany and Russia, partially offset by double-digit growth in Turkey and slight growth in France. Additionally, the United Kingdom experienced a low-single-digit decline.

Operating profit decreased 297%, primarily reflecting a 288-percentage-point unfavorable impact of charges associated with the Russia-Ukraine conflict. Operating profit performance was also negatively impacted by a 67-percentage-point impact of higher commodity costs, primarily packaging material, raw milk and potatoes, certain operating cost increases and the organic volume decline. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit performance by 11 percentage points.
24 Weeks
Net revenue decreased 5%, reflecting an 11-percentage-point impact of unfavorable foreign exchange, an organic volume decline and a 4-percentage-point unfavorable impact of the Juice Transaction, partially offset by effective net pricing.
Convenient foods unit volume declined 4%, primarily reflecting double-digit declines in Russia and Poland and a mid-single-digit decline in France, partially offset by low-single-digit growth in the United Kingdom and high-single-digit growth in Turkey. Additionally, the Netherlands experienced a low-single-digit decline.
Beverage unit volume declined 5%, primarily reflecting double-digit declines in Germany and Russia, partially offset by mid-single-digit growth in Turkey, low-single-digit growth in France and slight growth in the United Kingdom.
Operating profit decreased 274%, primarily reflecting a 263-percentage-point unfavorable impact of charges associated with the Russia-Ukraine conflict and a 45-percentage-point unfavorable impact of impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia, partially offset by a 56-percentage-point favorable impact of the gain associated with the Juice Transaction. Operating profit performance was also negatively impacted by a 76-percentage-point impact of higher commodity costs, primarily packaging material, raw milk and cooking oil, certain operating cost increases, the organic volume decline and a 7-percentage-point impact of payments to employees for a change in pension benefits. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit performance by 9 percentage points.
AMESA
12 Weeks
Net revenue increased 6%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 10-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division. Unfavorable foreign exchange reduced net revenue growth by 7 percentage points.
Convenient foods unit volume grew 10%, primarily reflecting double-digit growth in the Middle East and India. Additionally, South Africa experienced high-single-digit growth and Pakistan experienced double-digit growth.
Beverage unit volume grew 28%, primarily reflecting double-digit growth in India. Additionally, the Middle East, Nigeria and Pakistan each experienced double-digit growth.
Operating profit increased 14%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 51-percentage-point impact of higher commodity costs, primarily packaging material and cooking oil, certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 7 percentage points.

24 Weeks
Net revenue increased 9%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 7-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division. Unfavorable foreign exchange reduced net revenue growth by 6 percentage points.
Convenient foods unit volume grew 10%, primarily reflecting double-digit growth in the Middle East, India and Pakistan. Additionally, South Africa experienced high-single-digit growth.
Beverage unit volume grew 21%, primarily reflecting double-digit growth in India and Pakistan. Additionally, the Middle East experienced double-digit growth and Nigeria experienced low-single-digit growth.
Operating profit increased 19%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 46-percentage-point impact of higher commodity costs, primarily packaging material and cooking oil, certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.
APAC
12 Weeks
Net revenue increased 3%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 7-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Be & Cheery’s reporting calendar with that of our APAC division.
Convenient foods unit volume grew 12%, primarily reflecting double-digit growth in China. Additionally, Taiwan experienced mid-single-digit growth and Australia and Thailand each experienced double-digit growth.
Beverage unit volume grew 6%, primarily reflecting double-digit growth in Vietnam and the Philippines, partially offset by a slight decline in Thailand. Additionally, China experienced low-single-digit growth.
Operating profit increased 7%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 15-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, and certain operating cost increases. Higher charges taken as a result of the COVID-19 pandemic reduced operating profit growth by 5 percentage points. Additionally, prior-year impairment charges associated with an equity method investment contributed 10 percentage points to operating profit growth.
24 Weeks
Net revenue increased 5.5%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 4-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Be & Cheery’s reporting calendar with that of our APAC division.
Convenient foods unit volume grew 5.5%, primarily reflecting double-digit growth in Thailand and high-single-digit growth in Australia. Additionally, China experienced mid-single-digit growth.
Beverage unit volume grew 10%, primarily reflecting double-digit growth in the Philippines. Additionally, Thailand experienced mid-single-digit growth, Vietnam experienced high-single-digit growth and China experienced double-digit growth.
Operating profit increased 5%, primarily reflecting the net revenue growth and productivity savings, partially offset by a 12-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, certain operating cost increases and higher advertising and marketing expenses. Additionally, prior-year impairment charges associated with an equity method investment contributed 5 percentage points to operating profit growth.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/11/2022	6/12/2021	Change	6/11/2022	6/12/2021	Change
Other pension and retiree medical benefits (expense)/income	$(2)	$126	$(128)	$132	$246	$(114)
Net interest expense and other	$(236)	$(241)	$5	$(476)	$(499)	$23
Tax rate	21.4%	21.3%		18.3%	21.1%
Net income attributable to PepsiCo (a)	$1,429	$2,358	(39)%	$5,690	$4,072	40%
Net income attributable to PepsiCo per common share – diluted (a)	$1.03	$1.70	(39)%	$4.09	$2.94	39%

(a)For the 12 weeks ended June 11, 2022, the impairment of intangible assets as a result of the Russia-Ukraine conflict negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance. For the 24 weeks ended June 11, 2022, the gain associated with the Juice Transaction contributed to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth, partially offset by the impairment of intangible assets as a result of the Russia-Ukraine conflict. See Notes 3 and 11 to our condensed consolidated financial statements for further information.
12 Weeks
Other pension and retiree medical benefits income decreased $128 million, primarily reflecting a settlement charge of $131 million.
Net interest expense and other decreased $5 million, primarily due to higher interest rates on average cash balances, lower average debt balances, lower interest rates on average debt balances and higher average cash balances. These impacts were partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate increased 0.1 percentage points, primarily reflecting the net impact of the completion of certain tax audits.
24 Weeks
Other pension and retiree medical benefits income decreased $114 million, primarily reflecting the settlement charge of $131 million, partially offset by a curtailment gain of $16 million.
Net interest expense and other decreased $23 million, primarily due to lower average debt balances, lower interest rates on average debt balances and higher interest rates on average cash balances, partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability and lower average cash balances.
The reported tax rate decreased 2.8 percentage points, primarily reflecting the impact of the Juice Transaction, partially offset by valuation allowances recorded as a result of the Russia-Ukraine conflict.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges associated with mergers, acquisitions, divestitures and other structural changes; gains associated with divestitures; asset impairment charges (non-cash); pension and retiree medical-related amounts (including all settlement and curtailment gains and losses); charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; and remeasurements of net monetary assets. Prior to the fourth quarter of 2021, certain immaterial pension and retiree medical-related settlement and curtailment gains and losses were not considered items affecting comparability. Pension and retiree medical-related service cost, interest cost, expected return on plan assets, and other net periodic pension costs will continue to be reflected in our core results. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-Q.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits (expense)/income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, Russia-Ukraine conflict charges, Brand Portfolio Impairment Charges, and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/11/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$9,415	$10,810	$7,387	$(13)	$1,359	$2,077	$(2)	$393	$17	$1,429
Items Affecting Comparability
Mark-to-market net impact	22	(22)	76	—	—	(98)	—	(25)	—	(73)
Restructuring and impairment charges	—	—	(45)	—	—	45	3	8	1	39
Acquisition and divestiture-related charges	—	—	(8)	—	—	8	—	1	—	7
Gain associated with the Juice Transaction	—	—	—	13	—	(13)	—	(3)	—	(10)
Russia-Ukraine conflict charges	7	(7)	25	—	(1,197)	1,165	—	238	—	927
Brand Portfolio Impairment Charges	(8)	8	(54)	—	(162)	224	—	61	—	163
Pension and retiree medical-related impact	—	—	—	—	—	—	131	30	—	101
Core, Non-GAAP Measure	$9,436	$10,789	$7,381	$—	$—	$3,408	$132	$703	$18	$2,583

	12 Weeks Ended 6/12/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$8,880	$10,337	$7,208	$3,129	$126	$642	$2,358
Items Affecting Comparability
Mark-to-market net impact	—	—	20	(20)	—	(4)	(16)
Restructuring and impairment charges	(2)	2	(33)	35	(1)	5	29
Acquisition and divestiture-related charges	(1)	1	(24)	25	—	4	21
Core, Non-GAAP Measure	$8,877	$10,340	$7,171	$3,169	$125	$647	$2,392

	24 Weeks Ended 6/11/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$16,848	$19,577	$13,967	$(3,335)	$1,601	$7,344	$132	$1,281	$29	$5,690
Items Affecting Comparability
Mark-to-market net impact	55	(55)	155	—	—	(210)	—	(51)	—	(159)
Restructuring and impairment charges	(5)	5	(67)	—	—	72	3	14	1	60
Acquisition and divestiture-related charges	—	—	(58)	—	—	58	6	10	—	54
Gain associated with the Juice Transaction	—	—	—	3,335	—	(3,335)	—	(455)	—	(2,880)
Russia-Ukraine conflict charges	(133)	133	(75)	—	(1,198)	1,406	—	238	—	1,168
Brand Portfolio Impairment Charges	(8)	8	(54)	—	(403)	465	—	109	—	356
Pension and retiree medical-related impact	—	—	—	—	—	—	115	26	—	89
Core, Non-GAAP Measure	$16,757	$19,668	$13,868	$—	$—	$5,800	$256	$1,172	$30	$4,378

	24 Weeks Ended 6/12/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$15,551	$18,486	$13,045	$5,441	$246	$1,093	$4,072
Items Affecting Comparability
Mark-to-market net impact	36	(36)	59	(95)	—	(21)	(74)
Restructuring and impairment charges	(4)	4	(68)	72	5	13	64
Acquisition and divestiture-related charges	(1)	1	(14)	15	—	1	14
Core, Non-GAAP Measure	$15,582	$18,455	$13,022	$5,433	$251	$1,086	$4,076
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended					24 Weeks Ended
	6/11/2022		6/12/2021		Change	6/11/2022	6/12/2021		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.03		$1.70		(39)%	$4.09	$2.94		39%
Mark-to-market net impact	(0.05)		(0.01)			(0.11)	(0.05)
Restructuring and impairment charges	0.03		0.02			0.04	0.05
Acquisition and divestiture-related charges	0.01		0.02			0.04	0.01
Gain associated with the Juice Transaction	(0.01)		—			(2.07)	—
Russia-Ukraine conflict charges	0.67		—			0.84	—
Brand Portfolio Impairment Charges	0.12		—			0.26	—
Pension and retiree medical-related impact	0.07		—			0.06	—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.86	(a)	$1.72	(a)	8%	$3.15	$2.94	(a)	7%
Impact of foreign exchange translation					2				2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					10%				9%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
To build on the successful implementation of the 2019 Productivity Plan, in the second quarter of 2021, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. As a result, we expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion. Plan to date through June 11, 2022, we have incurred pre-tax charges of $1.1 billion, including cash expenditures of $859 million. For the remainder of 2022, we expect to incur pre-tax charges of approximately $200 million, and cash expenditures of approximately $175 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2022 through 2024 financial results, with the balance to be incurred through 2026. Charges include severance and other employee costs, asset impairments and other costs.

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
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include merger and integration charges and costs associated with divestitures. Merger and integration charges include changes in fair value of contingent consideration, liabilities to support socioeconomic programs in South Africa, employee-related costs, contract termination costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
See Note 11 to our condensed consolidated financial statements for further information.
Gain Associated with the Juice Transaction
We recognized a gain associated with the Juice Transaction in our PBNA and Europe divisions. See Note 11 to our condensed consolidated financial statements for further information.
Russia-Ukraine Conflict Charges
In connection with the deadly conflict in Ukraine, we recognized charges related to indefinite-lived intangible assets and property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs. See Notes 1 and 3 to our condensed consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized intangible assets and property, plant and equipment impairment and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands. See Notes 1 and 3 to our condensed consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges related to lump sum distributions exceeding the total of annual service and interest cost, partially offset by curtailment gains resulting from the Juice Transaction. See Notes 6 and 11 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, pre-tax cash proceeds of approximately $3.5 billion from the Juice Transaction, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the TCJ Act. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Notes 7 and 11 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2021 Form 10-K for further information.
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 24 weeks ended June 11, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” in this Form 10-Q for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 24 weeks ended June 11, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our future liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2021 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.
As of June 11, 2022, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of June 11, 2022, our mandatory transition tax liability was $2.6 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2021 Form 10-K for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. We were informed by the participating financial institutions that as of June 11, 2022 and December 25, 2021, $1.3 billion and $1.5 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Operating Activities
During the 24 weeks ended June 11, 2022, net cash provided by operating activities was $1.9 billion, compared to net cash provided by operating activities of $2.3 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons and higher net cash tax payments, partially offset by favorable operating profit performance and lower pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
During the 24 weeks ended June 11, 2022, net cash provided by investing activities was $2.2 billion, primarily reflecting proceeds associated with the Juice Transaction of $3.5 billion, partially offset by net capital spending of $1.3 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict and by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 11, 2022, net cash used for financing activities was $4.1 billion, primarily reflecting the return of operating cash flow to our shareholders, through dividend payments of $3.0 billion and share repurchases of $0.7 billion, payments of long-term debt borrowings of $1.7 billion and debt redemptions of $1.6 billion, partially offset by net proceeds of short-term borrowings of $2.8 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 10, 2022, we announced a 7% increase in our annualized dividend to $4.60 per share from $4.30 per share, effective with the dividend paid in June 2022. We expect to return a total of approximately $7.7 billion to shareholders in 2022, comprising dividends of approximately $6.2 billion and share repurchases of approximately $1.5 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”

	24 Weeks Ended
	6/11/2022	6/12/2021
Net cash provided by operating activities, GAAP measure	$1,881	$2,340
Capital spending	(1,499)	(1,305)
Sales of property, plant and equipment	222	22
Free cash flow, non-GAAP measure	$604	$1,057
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
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of June 11, 2022, total assets were $93.1 billion, compared to $92.4 billion as of December 25, 2021. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Accounts and notes receivable, less allowance	$1.8	(b)
Inventories	$0.9	(c)
Assets held for sale	$(1.8)	(d)
Other indefinite-lived intangible assets	$(1.4)	Note 3
Investments in noncontrolled affiliates	$0.9	Note 11
Total Liabilities
As of June 11, 2022, total liabilities were $74.4 billion, compared to $76.2 billion as of December 25, 2021. The decrease in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$1.7	(e)
Liabilities held for sale	$(0.8)	(d)
Long-term debt obligations	$(2.8)	Note 7
(a)In billions.
(b)Reflects favorable operating performance.
(c)Reflects seasonal build of inventory.
(d)Reflects closing of the Juice Transaction. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q and Note 13 to our consolidated financial statements included in our 2021 Form 10-K for further information.
(e)Reflects changes primarily related to issuance of commercial paper.

Total Equity
Refer to our condensed consolidated statement of equity, and Notes 6 and 10 to our condensed consolidated financial statements for material changes in equity line items.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 11, 2022, the related Condensed Consolidated Statements of Income, Comprehensive Income and Equity for the twelve and twenty-four weeks ended June 11, 2022 and June 12, 2021, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 11, 2022 and June 12, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 11, 2022

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
During the 12 weeks ended June 11, 2022, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended June 11, 2022, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended June 11, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

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
ITEM 1A. Risk Factors.
The following additional risk factor should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K and our Form 10-Q for the fiscal quarter ended March 19, 2022 (Q1 2022 Form 10-Q). The developments described below have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2021 Form 10-K, and such risk factors are further qualified by the information relating to our operations in Russia and Ukraine as described in this Form 10-Q and our Q1 2022 Form 10-Q, including in the additional risk factor below.
You should carefully consider the risks described below and in our 2021 Form 10-K and Q1 2022 Form 10-Q in addition to the other information set forth in this Form 10-Q, our Q1 2022 Form 10-Q and in our 2021 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. The risks described below and in our 2021 Form 10-K and Q1 2022 Form 10-Q are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
Risks associated with the deadly conflict in Ukraine
The deadly conflict in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty and the majority of our operations in Ukraine remain suspended. We are in the process of suspending sales of Pepsi-Cola and certain of our other global beverage brands and have suspended our discretionary capital investments and advertising and promotional activities in Russia. We plan to continue to offer our other products in Russia. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging and raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our operations, customers or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 11, 2022 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/19/2022				$9,787

3/20/2022 - 4/16/2022	1.1	$168.85	1.1	(176)
				9,611
4/17/2022 - 5/14/2022	0.8	$172.40	0.8	(136)
				9,475
5/15/2022 - 6/11/2022	1.2	$166.12	1.2	(206)
Total	3.1	$168.66	3.1	$9,269
(a)All shares (other than 46 thousand shares which were repurchased pursuant to a privately negotiated block trade transaction) were repurchased in open market transactions pursuant to the $10 billion share repurchase program authorized by our Board of Directors and publicly announced on February 10, 2022, which commenced on February 11, 2022 and will expire on February 28, 2026. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 58.

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
Exhibit 99.1
364-Day Credit Agreement, dated as of May 27, 2022, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022.

Exhibit 99.2
Five-Year Credit Agreement, dated as of May 27, 2022, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 11, 2022	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 11, 2022	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)