Form 10-Q
period 2022-09-03
PEPSICO INC
filed 2022-10-12
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2022 (36 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.500% Senior Notes Due 2022	PEP22a	The Nasdaq Stock Market LLC
0.250% Senior Notes Due 2024	PEP24	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28a	The Nasdaq Stock Market LLC
3.200% Senior Notes Due 2029	PEP29	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.400% Senior Notes Due 2032	PEP32	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2033	PEP33	The Nasdaq Stock Market LLC
3.550% Senior Notes Due 2034	PEP34	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
1.050% Senior Notes Due 2050	PEP50	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 5, 2022 was 1,377,709,209.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Net Revenue	$21,971	$20,189	$58,396	$54,226
Cost of sales	10,308	9,394	27,156	24,945
Gross profit	11,663	10,795	31,240	29,281
Selling, general and administrative expenses	8,295	7,636	22,262	20,681
Gain associated with the Juice Transaction (a)	14	—	(3,321)	—
Impairment of intangible assets (see Notes 1 and 3)	1	—	1,602	—
Operating Profit	3,353	3,159	10,697	8,600
Other pension and retiree medical benefits income	36	118	168	364
Net interest expense and other	(190)	(232)	(666)	(731)
Income before income taxes	3,199	3,045	10,199	8,233
Provision for income taxes	475	802	1,756	1,895
Net income	2,724	2,243	8,443	6,338
Less: Net income attributable to noncontrolling interests	22	19	51	42
Net Income Attributable to PepsiCo	$2,702	$2,224	$8,392	$6,296
Net Income Attributable to PepsiCo per Common Share
Basic	$1.96	$1.61	$6.07	$4.56
Diluted	$1.95	$1.60	$6.04	$4.54
Weighted-average common shares outstanding
Basic	1,380	1,382	1,382	1,381
Diluted	1,387	1,389	1,389	1,388

(a)In the 36 weeks ended September 3, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash and a 39% noncontrolling interest in a newly formed joint venture (Tropicana JV) operating across North America and Europe (Juice Transaction). See Note 11 for further information.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Net income	$2,724	$2,243	$8,443	$6,338
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(324)	(335)	390	64
Net change on cash flow hedges	(113)	(21)	(109)	144
Net pension and retiree medical adjustments	108	90	(129)	141
Other	2	—	3	2
	(327)	(266)	155	351
Comprehensive income	2,397	1,977	8,598	6,689
Less: Comprehensive income attributable to noncontrolling interests	22	19	51	42
Comprehensive Income Attributable to PepsiCo	$2,375	$1,958	$8,547	$6,647

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/3/2022	9/4/2021
Operating Activities
Net income	$8,443	$6,338
Depreciation and amortization	1,854	1,863
Gain associated with the Juice Transaction	(3,321)	—
Brand portfolio impairment charges	475	—
Russia-Ukraine conflict charges	1,402	—
Operating lease right-of-use asset amortization	346	340
Share-based compensation expense	233	215
Restructuring and impairment charges	126	129
Cash payments for restructuring charges	(134)	(165)
Acquisition and divestiture-related charges	69	12
Cash payments for acquisition and divestiture-related charges	(41)	(25)
Pension and retiree medical plan expenses	235	81
Pension and retiree medical plan contributions	(335)	(715)
Deferred income taxes and other tax charges and credits	(322)	261
Tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	86	190
Tax payments related to the TCJ Act	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(2,258)	(1,416)
Inventories	(837)	(579)
Prepaid expenses and other current assets	(124)	(46)
Accounts payable and other current liabilities	426	99
Income taxes payable	718	645
Other, net	(426)	(284)
Net Cash Provided by Operating Activities	6,306	6,634

Investing Activities
Capital spending	(2,556)	(2,276)
Sales of property, plant and equipment	228	40
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(804)	(28)
Proceeds associated with the Juice Transaction	3,456	—
Other divestitures, sales of investments in noncontrolled affiliates and other assets	15	158
Short-term investments, by original maturity:
More than three months - purchases	(46)	—
More than three months - maturities	—	1,135
Three months or less, net	9	(65)
Other investing, net	7	6
Net Cash Provided by/(Used for) Investing Activities	309	(1,030)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/3/2022	9/4/2021
Financing Activities
Proceeds from issuances of long-term debt	3,377	—
Payments of long-term debt	(1,653)	(2,454)
Debt redemptions	(1,550)	—
Short-term borrowings, by original maturity:
More than three months - proceeds	1,947	—
More than three months - payments	(1,932)	(397)
Three months or less, net	(45)	19
Cash dividends paid	(4,586)	(4,328)
Share repurchases - common	(1,156)	(106)
Proceeds from exercises of stock options	113	146
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(97)	(82)
Other financing	(25)	(19)
Net Cash Used for Financing Activities	(5,607)	(7,221)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(197)	(30)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	811	(1,647)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,707	8,254
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,518	$6,607

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$560	$494

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/3/2022	12/25/2021
ASSETS
Current Assets
Cash and cash equivalents	$6,415	$5,596
Short-term investments	327	392
Accounts and notes receivable, less allowance: 9/22 - $165 and 12/21 - $147	10,739	8,680
Inventories:
Raw materials and packaging	2,303	1,898
Work-in-process	150	151
Finished goods	2,566	2,298
	5,019	4,347
Prepaid expenses and other current assets	1,043	980
Assets held for sale	—	1,788
Total Current Assets	23,543	21,783
Property, plant and equipment	48,100	46,828
Accumulated depreciation	(25,300)	(24,421)
Property, Plant and Equipment, net	22,800	22,407
Amortizable Intangible Assets, net	1,314	1,538
Goodwill	18,388	18,381
Other Indefinite-Lived Intangible Assets	15,838	17,127
Investments in Noncontrolled Affiliates	3,224	2,350
Deferred Income Taxes	4,324	4,310
Other Assets	5,030	4,481
Total Assets	$94,461	$92,377

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$3,109	$4,308
Accounts payable and other current liabilities	22,544	21,159
Liabilities held for sale	—	753
Total Current Liabilities	25,653	26,220
Long-Term Debt Obligations	36,136	36,026
Deferred Income Taxes	4,724	4,826
Other Liabilities	8,813	9,154
Total Liabilities	75,326	76,226
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,379 and 1,383 shares, respectively)	23	23
Capital in excess of par value	4,036	4,001
Retained earnings	68,872	65,165
Accumulated other comprehensive loss	(14,743)	(14,898)
Repurchased common stock, in excess of par value (488 and 484 shares, respectively)	(39,211)	(38,248)
Total PepsiCo Common Shareholders’ Equity	18,977	16,043
Noncontrolling interests	158	108
Total Equity	19,135	16,151
Total Liabilities and Equity	$94,461	$92,377

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/3/2022		9/4/2021		9/3/2022		9/4/2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,381	$23	1,382	$23	1,383	$23	1,380	$23
Change in repurchased common stock	(2)	—	1	—	(4)	—	3	—
Balance, end of period	1,379	23	1,383	23	1,379	23	1,383	23
Capital in Excess of Par Value
Balance, beginning of period		3,970		3,863		4,001		3,910
Share-based compensation expense		77		70		236		215
Stock option exercises, RSUs and PSUs converted		1		—		(102)		(119)
Withholding tax on RSUs and PSUs converted		(10)		(9)		(97)		(82)
Other		(2)		—		(2)		—
Balance, end of period		4,036		3,924		4,036		3,924
Retained Earnings
Balance, beginning of period		67,763		64,605		65,165		63,443
Net income attributable to PepsiCo		2,702		2,224		8,392		6,296
Cash dividends declared – common (a)		(1,593)		(1,493)		(4,685)		(4,403)
Balance, end of period		68,872		65,336		68,872		65,336
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,416)		(14,859)		(14,898)		(15,476)
Other comprehensive (loss)/income attributable to PepsiCo		(327)		(266)		155		351
Balance, end of period		(14,743)		(15,125)		(14,743)		(15,125)
Repurchased Common Stock
Balance, beginning of period	(486)	(38,787)	(485)	(38,333)	(484)	(38,248)	(487)	(38,446)
Share repurchases	(3)	(448)	—	—	(7)	(1,179)	(1)	(106)
Stock option exercises, RSUs and PSUs converted	1	23	1	46	3	215	4	265
Other	—	1	—	1	—	1	—	1
Balance, end of period	(488)	(39,211)	(484)	(38,286)	(488)	(39,211)	(484)	(38,286)
Total PepsiCo Common Shareholders’ Equity		18,977		15,872		18,977		15,872
Noncontrolling Interests
Balance, beginning of period		121		99		108		98
Net income attributable to noncontrolling interest		22		19		51		42
Distributions to noncontrolling interests		(6)		—		(20)		(20)
Acquisitions		21		—		21		—
Other, net		—		—		(2)		(2)
Balance, end of period		158		118		158		118
Total Equity		$19,135		$15,990		$19,135		$15,990

(a)Cash dividends declared per common share were $1.15 and $1.075 for the 12 weeks ended September 3, 2022 and September 4, 2021, respectively and $3.375 and $3.1725 for the 36 weeks ended September 3, 2022 and September 4, 2021, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 25, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (2021 Form 10-K). This report should be read in conjunction with our 2021 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 3, 2022 are not necessarily indicative of the results expected for any future period or the full year.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of June, July and August are reflected in our results for the 12 weeks ended September 3, 2022, and the months of January through August are reflected in our results for the 36 weeks ended September 3, 2022.
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
Net revenue of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
FLNA	$5,563	$4,653	$15,583	$13,441
QFNA	713	618	2,101	1,839
PBNA	6,635	6,402	18,108	17,632
LatAm	2,517	2,100	6,406	5,309
Europe	3,646	3,612	8,466	8,693
AMESA	1,726	1,665	4,426	4,150
APAC	1,171	1,139	3,306	3,162
Total	$21,971	$20,189	$58,396	$54,226

Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	9/3/2022		9/4/2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	55%	45%	55%	45%
AMESA	35%	65%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

	36 Weeks Ended
	9/3/2022		9/4/2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	35%	65%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is approximately 40% of our consolidated net revenue in each of the 12 and 36 weeks ended September 3, 2022 and September 4, 2021. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

Operating profit of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
FLNA	$1,588	$1,357	$4,332	$3,979
QFNA	122	106	416	384
PBNA (a) (b)	784	773	4,869	1,948
LatAm (c)	463	393	1,206	967
Europe (a) (d)	564	439	(369)	975
AMESA	268	312	738	706
APAC	199	201	620	601
Total divisions	3,988	3,581	11,812	9,560
Corporate unallocated expenses (e) (f)	(635)	(422)	(1,115)	(960)
Total	$3,353	$3,159	$10,697	$8,600
(a)In the 12 weeks ended September 3, 2022, we recorded a charge of $8 million and $6 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $11 million or $0.01 per share. In the 36 weeks ended September 3, 2022, we recorded a gain of $3,029 million and $292 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,869 million or $2.07 per share. See Note 11 for further information.
(b)As a result of terminating our agreement with Vital Pharmaceuticals, Inc. (Vital) to distribute Bang energy drinks in our PBNA division, in the 12 weeks ended September 3, 2022, we recognized pre-tax charges (Brand Portfolio Impairment Charges) of $9 million ($7 million after-tax or $0.01 per share) related to the write-down of inventory in cost of sales. In the 36 weeks ended September 3, 2022, we recognized pre-tax impairment and other charges of $150 million ($114 million after-tax or $0.08 per share) primarily related to the write-off of distribution rights, with $17 million recorded in cost of sales, $7 million recorded in selling, general and administrative expenses and $126 million recorded in impairment of intangible assets. See Note 3 for further information.

(c)In the 36 weeks ended September 3, 2022, we made the decision to sell or discontinue certain non-strategic brands in our LatAm division. As a result, we recognized pre-tax impairment and other charges (Brand Portfolio Impairment Charges) of $83 million ($56 million after-tax or $0.04 per share) primarily related to property, plant and equipment and intangible assets, with $47 million recorded in selling, general and administrative expenses and $36 million recorded in impairment of intangible assets. See Note 3 for further information.
(d)In the 36 weeks ended September 3, 2022, we recorded pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia. See Note 3 for further information. Also see below for charges taken as a result of the Russia-Ukraine conflict.
(e)In the 36 weeks ended September 3, 2022, we recorded a pre-tax loss on certain equity investments of $68 million ($51 million after-tax or $0.04 per share) in selling, general and administrative expenses.
(f)In the 36 weeks ended September 4, 2021, we sold our short-term investment in a publicly traded company and recorded a pre-tax net gain of $69 million ($52 million after-tax or $0.04 per share), net of discounts, in selling, general and administrative expenses associated with this sale.
A summary of pre-tax charges taken in our Europe division as a result of the Russia-Ukraine conflict is as follows:

	9/3/2022
	12 Weeks Ended	36 Weeks Ended
Impairment charges related to intangible assets (a)	$—	$1,198
Impairment charges related to property, plant and equipment	2	125
(Recovery of)/allowance for expected credit losses (b)	(9)	17
Allowance for inventory write-downs	1	26
Other	2	36
Total	$(4)	$1,402
After-tax amount	$(5)	$1,163
Impact on net income attributable to PepsiCo per common share	$—	$(0.84)

	9/3/2022
	12 Weeks Ended	36 Weeks Ended
Cost of sales	$1	$134
Selling, general and administrative expenses (b)	(5)	70
Impairment of intangible assets (a)	—	1,198
Total	$(4)	$1,402
(a)See Note 3 for further information. For information on our policies for indefinite-lived intangible assets, refer to Note 2 to our consolidated financial statements in our 2021 Form 10-K.
(b)Income amounts primarily relate to changes in estimates.
A summary of pre-tax charges related to the impairment of intangible assets is as follows:

	9/3/2022
	12 Weeks Ended	36 Weeks Ended
Russia-Ukraine conflict impairment charges	$—	$1,198
Brand Portfolio Impairment Charges	1	404
Total	$1	$1,602

Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic, primarily related to incremental employee compensation costs, such as certain leave benefits and labor costs, and employee protection costs. These pre-tax charges by division are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
FLNA	$5	$6	$24	$44
QFNA (a)	—	(1)	1	2
PBNA (a)	6	(12)	17	(10)
LatAm	3	17	13	49
Europe	1	3	4	18
AMESA	2	3	5	5
APAC	3	2	16	6
Total	$20	$18	$80	$114
(a)Income amounts primarily relate to allowances for expected credit losses and upfront payments to customers, due to improved projected default rates and lower at-risk balances.
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
The total expected plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Cost of sales	$1	$9	$6	$13
Selling, general and administrative expenses	50	42	117	110
Other pension and retiree medical benefits expense	—	1	3	6
Total restructuring and impairment charges	$51	$52	$126	$129
After-tax amount	$40	$45	$101	$109
Impact on net income attributable to PepsiCo per common share	$(0.03)	$(0.03)	$(0.07)	$(0.08)

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	through 9/3/2022
FLNA	$4	$2	$10	$20	$174
QFNA	1	1	1	1	13
PBNA	4	3	9	8	167
LatAm	3	14	17	22	156
Europe	21	20	40	46	274
AMESA	—	5	5	9	75
APAC	4	1	8	2	69
Corporate	14	5	33	15	172
	51	51	123	123	1,100
Other pension and retiree medical benefits expense	—	1	3	6	70
Total	$51	$52	$126	$129	$1,170

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	through 9/3/2022
Severance and other employee costs	$10	$28	$41	$77	$605
Asset impairments	7	3	7	4	164
Other costs	34	21	78	48	401
Total	$51	$52	$126	$129	$1,170
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 3, 2022 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 25, 2021	$64	$—	$7	$71
2022 restructuring charges	41	7	78	126
Cash payments	(55)	—	(79)	(134)
Non-cash charges and translation	(6)	(7)	—	(13)
Liability as of September 3, 2022	$44	$—	$6	$50
Substantially all of the restructuring accrual at September 3, 2022 is expected to be paid by the end of 2022.
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
In the second quarter of 2022, macroeconomic factors, sanctions and other regulations as a result of the Russia-Ukraine conflict indicated a material deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in Russia, primarily assumptions underlying the weighted-average cost of capital. These factors required us to perform a quantitative assessment, despite the absence of a material adverse impact on these assets’ financial performance (e.g., sales, operating profit, cash flows).
The fair value of our indefinite-lived intangible assets in Russia was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeds the fair value, with the decrease in the fair value primarily attributable to a significant increase in the weighted-average cost of capital, which reflects the macroeconomic uncertainty in Russia. As a result of the quantitative assessment, in the 36 weeks ended September 3, 2022, we recorded pre-tax impairment charges of $1.2 billion ($958 million after-tax or $0.69 per share) in impairment of intangible assets, related to our juice and dairy brands in Russia in our Europe division. See Note 1 for further information.
During the 36 weeks ended September 3, 2022, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (Brand Portfolio Impairment Charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets. In light of the current political and economic environment, we will continue to review and analyze our brand portfolio worldwide. See Note 1 for further information.
The annual impairment assessment on indefinite-lived intangible assets performed in the third quarter of 2022 resulted in no impairment. The estimated fair values of certain beverage businesses and brands in Europe exceeded their carrying values. However, there could be impairments of the carrying values of goodwill and brands associated with these businesses if future performance does not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted average cost of capital used to estimate fair value.

For further information on our policies for indefinite-lived intangible assets, refer to Note 2 to our consolidated financial statements in our 2021 Form 10-K.
A summary of our amortizable intangible assets is as follows:

	9/3/2022			12/25/2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	$844	$(197)	$647	$976	$(187)	$789
Customer relationships	596	(243)	353	623	(227)	396
Brands	1,102	(971)	131	1,151	(989)	162
Other identifiable intangibles	448	(265)	183	451	(260)	191
Total	$2,990	$(1,676)	$1,314	$3,201	$(1,663)	$1,538
(a)Decrease is primarily due to the write-off of our distribution rights for Bang energy drinks. See Note 1 for further information.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/25/2021	Acquisitions	Impairment	Translation and Other	Balance 9/3/2022

FLNA
Goodwill	$458	$—	$—	$(3)	$455
Brands	340	—	—	(1)	339
Total	798	—	—	(4)	794
QFNA
Goodwill	189	—	—	—	189
Total	189	—	—	—	189
PBNA		—
Goodwill	11,974	—	—	(14)	11,960
Reacquired franchise rights	7,107	—	—	(22)	7,085
Acquired franchise rights (a)	1,538	177	—	(5)	1,710
Brands	2,508	—	—	—	2,508
Total	23,127	177	—	(41)	23,263
LatAm
Goodwill	433	—	—	8	441
Brands (b)	100	—	(29)	6	77
Total	533	—	(29)	14	518
Europe (c)
Goodwill	3,700	—	—	103	3,803
Reacquired franchise rights	441	—	—	(18)	423
Acquired franchise rights	158	—	(1)	(18)	139
Brands (d)	4,254	—	(1,420)	90	2,924
Total	8,553	—	(1,421)	157	7,289
AMESA
Goodwill	1,063	14	—	(56)	1,021
Brands	205	—	—	(14)	191
Total	1,268	14	—	(70)	1,212
APAC
Goodwill	564	—	—	(45)	519
Brands	476	—	—	(34)	442
Total	1,040	—	—	(79)	961

Total goodwill	18,381	14	—	(7)	18,388
Total reacquired franchise rights	7,548	—	—	(40)	7,508
Total acquired franchise rights	1,696	177	(1)	(23)	1,849
Total brands	7,883	—	(1,449)	47	6,481
Total	$35,508	$191	$(1,450)	$(23)	$34,226

(a)Acquisitions reflects our agreement with Celsius Holdings, Inc. (Celsius), entered into in the third quarter of 2022, to distribute Celsius energy drinks in the United States. See Note 8 for further information.
(b)Impairment reflects our decision to sell or discontinue certain non-strategic brands. See Note 1 for further information.
(c)Translation and other primarily represents the appreciation of the Russian ruble.
(d)Impairment represents the decrease in fair value as a result of the Russia-Ukraine conflict and the discontinuation or repositioning of certain juice and dairy brands in Russia.

Note 4 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. As a result of the analysis of the 2014 through 2016 final assessment, we remeasured all applicable reserves for uncertain tax positions for all years open under the statute of limitations, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax expense of $112 million in the 12 and 36 weeks ended September 4, 2021. There were no tax amounts recognized in the 36 weeks ended September 3, 2022 from this assessment.
In the 12 weeks ended September 3, 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we reduced our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax benefit of $198 million ($0.14 per share) in the 12 and 36 weeks ended September 3, 2022. Tax years 2014 through 2019 remain under audit for other issues.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.
Note 5 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Share-based compensation expense – equity awards	$77	$71	$233	$215
Share-based compensation expense – liability awards	4	3	16	7
Acquisition and divestiture-related charges	—	—	3	—
Restructuring charges	—	(1)	—	—
Total	$81	$73	$252	$222
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/3/2022		9/4/2021
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.3	$163.46	2.0	$133.23
RSUs and PSUs	2.3	$163.01	2.6	$131.28
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $18 million and $17 million during the 36 weeks ended September 3, 2022 and September 4, 2021, respectively.
For the 12 weeks ended September 3, 2022 and September 4, 2021, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/3/2022	9/4/2021
Expected life	7 years	7 years
Risk-free interest rate	1.8%	1.1%
Expected volatility	16%	14%
Expected dividend yield	2.5%	3.1%
Note 6 - Pension and Retiree Medical Benefits
In the 12 and 36 weeks ended September 3, 2022, we recognized pre-tax settlement charges of $59 million ($46 million after-tax or $0.03 per share) and $190 million ($147 million after-tax or $0.11 per share), respectively, primarily related to a U.S. qualified defined benefit pension plan due to lump sum distributions to retired or terminated employees. The settlement charge was triggered when the cumulative lump sum distributions exceeded the total annual service and interest cost in 2022. Related plan assets and benefit obligations were remeasured using remeasurement date assumptions. The weighted-average discount rate for the U.S. defined benefit plans’ projected benefit obligations increased from 2.9% to 3.4%. In addition, the U.S. defined benefit pension plans’ weighted-average interest cost discount rate and expected return on plan assets used to determine 2022 net periodic benefit cost/(income) increased from 2.4% and 6.3% to 3.1% and 6.7%, respectively.
For further information on our policies for pension, retiree-medical and savings plans, refer to Note 7 to our consolidated financial statements in our 2021 Form 10-K.
In the 36 weeks ended September 3, 2022, we transferred pension and retiree medical obligations of $145 million and related assets to the Tropicana JV in connection with the Juice Transaction. See Note 11 for further information.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Service cost	$111	$119	$13	$25	$8	$8
Other pension and retiree medical benefits income:
Interest cost	111	75	23	17	5	3
Expected return on plan assets	(206)	(223)	(55)	(55)	(4)	(3)
Amortization of prior service credits	(6)	(8)	(1)	—	(2)	(2)
Amortization of net losses/(gains)	35	52	8	19	(3)	(4)
Settlement/curtailment losses	59	5	—	5	—	—
Special termination benefits	—	1	—	—	—	—
Total other pension and retiree medical benefits income	(7)	(98)	(25)	(14)	(4)	(6)
Total	$104	$21	$(12)	$11	$4	$2

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Service cost	$340	$359	$47	$69	$25	$23
Other pension and retiree medical benefits income:
Interest cost	286	224	63	49	13	10
Expected return on plan assets	(637)	(671)	(153)	(153)	(11)	(10)
Amortization of prior service credits	(19)	(22)	(1)	(1)	(6)	(7)
Amortization of net losses/(gains)	103	155	20	51	(9)	(10)
Settlement/curtailment losses/(gains)	190	5	—	10	(16)	—
Special termination benefits	9	6	—	—	—	—
Total other pension and retiree medical benefits income	(68)	(303)	(71)	(44)	(29)	(17)
Total	$272	$56	$(24)	$25	$(4)	$6
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
During the 36 weeks ended September 3, 2022 and September 4, 2021, we made discretionary contributions of $150 million and $500 million, respectively, to our U.S. qualified defined benefit plans, and $10 million and $25 million, respectively, to our international defined benefit plans.
Note 7 - Debt Obligations
In the 36 weeks ended September 3, 2022, we issued the following senior notes:

Interest Rate	Maturity Date	Principal Amount(a)
3.200%	July 2029	£300	(b)
3.550%	July 2034	£450	(b)
3.600%	February 2028	$750
3.900%	July 2032	$1,250
4.200%	July 2052	$500
(a)Excludes debt issuance costs, discounts and premiums.
(b)These notes, issued in British pounds, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper, except for an amount equivalent to the net proceeds from our 3.900% senior notes due 2032 that will be used to fund, in whole or in part, eligible green projects in the categories of investments in recycling and sustainable plastics and packaging, decarbonizing our operations and supply chain, water sustainability, and regenerative agriculture, which promote our selected Sustainable Development Goals, as defined by the United Nations.
In the 36 weeks ended September 3, 2022, $1.7 billion of U.S. dollar-denominated senior notes matured and were paid. In addition, in the 36 weeks ended September 3, 2022, we paid $750 million to redeem all $750 million outstanding principal amount of our 2.25% senior notes due May 2022, and we paid $800 million to redeem all $800 million outstanding principal amount of our 3.10% senior notes due July 2022.
As of September 3, 2022, we had no commercial paper outstanding.

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
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 3, 2022, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 3, 2022 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2021 Form 10-K. We continue to evaluate our hedging strategies related to our Russian business based on the impact of the Russia-Ukraine conflict on financial markets.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 3, 2022 was $501 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 3, 2022.

The notional amounts of our financial instruments used to hedge the above risks as of September 3, 2022 and December 25, 2021 are as follows:

	Notional Amounts(a)
	9/3/2022	12/25/2021
Commodity	$1.9	$1.6
Foreign exchange	$2.8	$2.8
Interest rate	$2.1	$2.1
Net investment (b)	$2.7	$2.1
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of September 3, 2022, approximately 1% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 2% as of December 25, 2021.
Debt Securities
Held-to-Maturity
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. As of September 3, 2022, we had no investments in debt securities. As of December 25, 2021, we had $130 million of investments in commercial paper recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 25, 2021, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
Investments in available-for-sale debt securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale debt securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Changes in the fair value of available-for-sale debt securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any debt security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a debt security is less than its amortized cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular debt security.
In the 12 weeks ended September 3, 2022, we entered into an agreement with Celsius to distribute Celsius energy drinks in the United States (see Note 3 for further information) and invested $550 million in Series A convertible preferred shares issued by Celsius, which included certain conversion and redemption features. The preferred shares automatically convert into Celsius common shares after six years if certain market-based conditions are met, or can be redeemed after seven years. Shares underlying the transaction were priced at $75 per share, and the preferred shares are entitled to a 5% annual dividend. Given our redemption right, we classified our investment in the convertible preferred stock as an available-for-sale debt security. There were no unrealized gains and losses on our investment as of September 3, 2022. We recorded no other-than-temporary impairment charges on our investment for the 12 weeks ended September 3, 2022.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 3, 2022 and December 25, 2021 are categorized as follows:

		9/3/2022		12/25/2021
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt security (b)	2	$555	$—	$—	$—
Index funds (c)	1	$278	$—	$337	$—
Prepaid forward contracts (d)	2	$13	$—	$21	$—
Deferred compensation (e)	2	$—	$436	$—	$505
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$29	$14	$29	$14
Interest rate (f)	2	6	416	14	264
Commodity (g)	2	—	77	70	5
		$35	$507	$113	$283
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$30	$9	$19	$7
Commodity (g)	2	64	27	35	22
		$94	$36	$54	$29
Total derivatives at fair value (h)		$129	$543	$167	$312
Total		$975	$979	$525	$817
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
(b)Related to our investment in Celsius convertible preferred stock. The fair value of our investment approximates the transaction price and accrued dividends, as well as the amortized cost.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)Based on recently reported market transactions of spot and forward rates.
(g)Primarily based on recently reported market transactions of swap arrangements.
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the balance sheet as of September 3, 2022 and December 25, 2021 were not material. There was no collateral received or posted against our asset or liability positions. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of September 3, 2022 and December 25, 2021 was $36 billion and $43 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Foreign exchange	$(60)	$(5)	$(31)	$(18)	$1	$27
Interest rate	—	1	81	52	94	53
Commodity	53	(31)	141	11	(51)	(66)
Net investment	—	—	(144)	(63)	—	—
Total	$(7)	$(35)	$47	$(18)	$44	$14

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	9/3/2022	9/4/2021
Foreign exchange	$(55)	$5	$(13)	$20	$(20)	$67
Interest rate	—	2	160	(12)	175	2
Commodity	(294)	(182)	(49)	(235)	(203)	(109)
Net investment	—	—	(283)	(71)	—	—
Total	$(349)	$(175)	$(185)	$(298)	$(48)	$(40)
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
Based on current market conditions, we expect to reclassify net gains of $28 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/3/2022		9/4/2021
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.96		$1.61
Net income available for PepsiCo common shareholders	$2,702	1,380	$2,224	1,382
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7
Diluted	$2,702	1,387	$2,224	1,389
Diluted net income attributable to PepsiCo per common share	$1.95		$1.60

	36 Weeks Ended
	9/3/2022		9/4/2021
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.07		$4.56
Net income available for PepsiCo common shareholders	$8,392	1,382	$6,296	1,381
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7
Diluted	$8,392	1,389	$6,296	1,388
Diluted net income attributable to PepsiCo per common share	$6.04		$4.54
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 36 weeks ended September 3, 2022 and September 4, 2021.

Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	$(12,869)	$265	$(2,737)	$(2)	$(15,343)
Other comprehensive income/(loss) before reclassifications (c)	1,298	(107)	(484)	5	712
Amounts reclassified from accumulated other comprehensive loss	—	(30)	161	—	131
Net other comprehensive income/(loss)	1,298	(137)	(323)	5	843
Tax amounts	(24)	35	73	—	84
Balance as of June 11, 2022 (a)	$(11,595)	$163	$(2,987)	$3	$(14,416)
Other comprehensive (loss)/income before reclassifications (d)	(292)	(191)	50	2	(431)
Amounts reclassified from accumulated other comprehensive loss	—	44	90	—	134
Net other comprehensive (loss)/income	(292)	(147)	140	2	(297)
Tax amounts	(32)	34	(32)	—	(30)
Balance as of September 3, 2022 (a)	$(11,919)	$50	$(2,879)	$5	$(14,743)
(a)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021, $1,279 million as of March 19, 2022, $1,352 million as of June 11, 2022 and $1,320 million as of September 3, 2022.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, partially offset by appreciation of the South African rand, Brazilian real and Canadian dollar.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the South African rand, Mexican peso and British pound sterling.

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
(a)Pension and retiree medical amounts are net of taxes of $1,514 million as of December 26, 2020, $1,509 million as of March 20, 2021, $1,504 million as of June 12, 2021 and $1,478 million as of September 4, 2021.
(b)Currency translation adjustment primarily reflects appreciation of the Canadian dollar, British pound sterling and Russian ruble.
(c)Currency translation adjustment primarily reflects appreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Canadian dollar, South African rand and British pound sterling.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	Affected Line Item in the Income Statement
Currency translation:
Divestiture	$—	$—	$—	$18	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(5)	$2	$(9)	$6	Net revenue
Foreign exchange contracts	6	25	(11)	61	Cost of sales
Interest rate derivatives	94	53	175	2	Selling, general and administrative expenses
Commodity contracts	(45)	(65)	(191)	(108)	Cost of sales
Commodity contracts	(6)	(1)	(12)	(1)	Selling, general and administrative expenses
Net losses/(gains) before tax	44	14	(48)	(40)
Tax amounts	(12)	(3)	5	10
Net losses/(gains) after tax	$32	$11	$(43)	$(30)

Pension and retiree medical items:
Amortization of prior service credits	$(9)	$(10)	$(26)	$(30)	Other pension and retiree medical benefits income
Amortization of net losses	40	67	114	196	Other pension and retiree medical benefits income
Settlement/curtailment losses	59	10	188	10	Other pension and retiree medical benefits income
Net losses before tax	90	67	276	176
Tax amounts	(19)	(14)	(60)	(37)
Net losses after tax	$71	$53	$216	$139

Total net losses reclassified, net of tax	$103	$64	$173	$127
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
Juice Transaction
In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash, subject to purchase price adjustments, and a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. The North America portion of the transaction was completed on January 24, 2022 and the Europe portion of the transaction was completed on February 1, 2022. In the United States, PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. We have significant influence over our investment in the Tropicana JV and account for our investment under the equity method, recognizing our proportionate share of Tropicana JV’s earnings on our income statement (recorded in selling, general and administrative expenses).
As a result of this transaction, in the 36 weeks ended September 3, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.07 per share) in our PBNA and Europe divisions, including $525 million related to the remeasurement of our 39% ownership in the Tropicana JV at fair value using a combination of the transaction price, discounted cash flows and an option pricing model related to our liquidation preference in the Tropicana JV. In the 12 weeks ended September 3, 2022, we recorded certain purchase price adjustments for net working capital and net debt amounts, which reduced the transaction price and resulted in the recognition of pre-tax expense of $14 million ($11 million after-tax or $0.01 per share) in our PBNA and Europe divisions. In the fourth quarter of 2022, we expect to finalize the purchase price adjustments for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement.
A summary of income statement activity related to the Juice Transaction in the 36 weeks ended September 3, 2022 is as follows:

	PBNA	Europe	Corporate	Total PepsiCo	Provision for income taxes(a)	Net income attributable to PepsiCo	Impact on net income attributable to PepsiCo per common share
Gain associated with the Juice Transaction	$(3,029)	$(292)	$—	$(3,321)	$452	$(2,869)	$2.07
Acquisition and divestiture-related charges	42	13	6	61	(10)	51	(0.04)
Operating profit	$(2,987)	$(279)	$6	(3,260)	442	(2,818)	2.03
Other pension and retiree medical benefits income (b)				(10)	3	(7)	0.01
Total Juice Transaction				$(3,270)	$445	$(2,825)	$2.03	(c)
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

A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2022	9/4/2021	9/3/2022	9/4/2021	Transaction
FLNA	$—	$—	$—	$2	BFY Brands, Inc.
PBNA	3	—	42	2	Juice Transaction, Rockstar
Europe	—	—	13	—	Juice Transaction
AMESA	2	1	2	8	Pioneer Foods
APAC	—	—	—	3	Be & Cheery
Corporate (a)	—	(4)	6	(3)	Juice Transaction, Rockstar
Total (b)	5	(3)	63	12
Other pension and retiree medical benefits expense	—	—	6	—	Juice Transaction
Total acquisition and divestiture-related charges	$5	$(3)	$69	$12
After-tax amount	$3	$(2)	$57	$12
Impact on net income attributable to PepsiCo per common share	$—	$—	$(0.04)	$(0.01)
(a)Income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.
(b)Recorded primarily in selling, general and administrative expenses.
Note 12 - Recently Issued Accounting Pronouncements
Not Yet Adopted
In September 2022, the Financial Accounting Standards Board issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. We are currently evaluating the timing of adoption for this guidance.
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
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. During the 12 and 36 weeks ended September 3, 2022, we continued to experience inflationary pressures on transportation and commodity costs, which we expect to continue for the remainder of 2022. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodity costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended September 3, 2022, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 3, 2022, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 3, 2022, our operations outside of the United States generated 43% of our consolidated net revenue, with Mexico, Russia, Canada, China, the United Kingdom and South Africa comprising approximately 22% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In each of the 12 and 36 weeks ended September 3, 2022, unfavorable foreign exchange reduced net revenue growth by 3 percentage points primarily due to declines in the Turkish lira, euro, Egyptian pound, South African rand and British pound sterling, partially offset by an appreciation of the Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Notes 1 and 3 to our condensed consolidated financial statements for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the 12 and 36 weeks ended September 3, 2022.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 3, 2022 and December 25, 2021 and Note 9 to our consolidated financial statements in our 2021 Form 10-K for a discussion of these items.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the deadly conflict in Ukraine. The conflict has continued to result in worldwide geopolitical and macroeconomic uncertainty, and the majority of our operations in Ukraine remain suspended. We have suspended sales to our customers of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia. Our operations in Russia and Ukraine, respectively, accounted for 6% and 0.2% of our consolidated net revenue for the 12 weeks ended September 3, 2022, 4% and 0.3% of our consolidated net revenue for the 36 weeks ended September 3, 2022, 5% and 0.6% of our consolidated net revenue for the 12 weeks ended September 4, 2021 and 4% and 0.5% of our consolidated net revenue for both the 36 weeks ended September 4, 2021 and the year ended December 25, 2021. Our assets in Russia and Ukraine, respectively, were 5% and 0.1% of our consolidated assets as of September 3, 2022 and 5% and 0.3% of our consolidated assets as of December 25, 2021. Russia accounted for 30% and 35% of our accumulated currency translation adjustment loss as of September 3, 2022 and December 25, 2021, respectively.
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 3 to our condensed consolidated financial statements for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the 12 and 36 weeks ended September 3, 2022.

The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict, regional instability and ongoing and additional financial and economic sanctions, export controls and other legislation imposed by governments. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
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
We reported substantially all of our international volume on a monthly calendar basis prior to the fourth quarter of 2021, and beginning in the fourth quarter of 2021, all of our international operations report on a monthly calendar basis. The 12 weeks ended September 3, 2022 include volume outside of North America for the months of June, July and August. The 36 weeks ended September 3, 2022 include volume outside of North America for the months of January through August.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/3/2022	9/4/2021	Change	9/3/2022	9/4/2021	Change
Net revenue	$21,971	$20,189	9%	$58,396	$54,226	8%
Operating profit	$3,353	$3,159	6%	$10,697	$8,600	24%
Operating margin	15.3%	15.6%	(0.3)	18.3%	15.9%	2.4
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased 6% and operating margin declined 0.3 percentage points. Operating profit growth was primarily driven by net revenue growth and productivity savings, partially offset by a 42-percentage-point impact of higher commodity costs, as well as certain operating cost increases.
Higher mark-to-market losses on commodity derivatives in corporate unallocated expenses reduced operating profit growth by 4 percentage points.
The operating margin decline primarily reflects the impact of higher mark-to-market losses on commodity derivatives.
36 Weeks
Operating profit increased 24% and operating margin improved 2.4 percentage points. Operating profit growth was primarily driven by a 39-percentage-point impact of the gain associated with the Juice Transaction, partially offset by a 16-percentage-point impact of the charges associated with the Russia-Ukraine conflict and a 5.5-percentage-point impact of the Brand Portfolio Impairment Charges.
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
Juice Transaction
In the 36 weeks ended September 3, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in the Tropicana JV, operating across North America and Europe. These juice businesses delivered approximately $3 billion in net revenue in 2021. In the United States, PepsiCo acts as the exclusive distributor for Tropicana JV’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. See Note 11 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our condensed consolidated financial statements. For our international operations, the months of June, July and August are reflected in our results for the 12 weeks ended September 3, 2022, and the months of January through August are reflected in our results for the 36 weeks ended September 3, 2022.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 9/3/2022
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	20%	—	—	20%	—	20
QFNA	15%	—	—	16%	(4)	20
PBNA	4%	—	9	13%	1	12
LatAm	20%	2	1	22%	5	17
Europe	1%	8	5.5	15%	(10)	24
AMESA	4%	14	—	17%	(1)	19
APAC	3%	5	—	8%	3	5
Total	9%	3	4	16%	(1)	17

	36 Weeks Ended 9/3/2022
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	16%	—	—	16%	0.5	16
QFNA	14%	—	—	15%	(1)	16
PBNA	3%	—	8	11%	1.5	10
LatAm	21%	1	1	22%	3.5	19
Europe	(3)%	10	4.5	12%	(7)	18
AMESA	7%	9	4	20%	7	13
APAC	5%	3	2.5	10%	5	5
Total	8%	3	4	14%	1	14
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
Operating Profit, Operating Profit Adjusted for Items Affecting Comparability and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit adjusted for items affecting comparability and operating profit growth adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For further information on these measures, see “Non-GAAP Measures” and “Items Affecting Comparability.”

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/3/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core, Non-GAAP Measure(b)
FLNA	$1,588	$—	$4	$—	$—	$—	$—	$1,592
QFNA	122	—	1	—	—	—	—	123
PBNA	784	—	4	3	8	—	9	808
LatAm	463	—	3	—	—	—	—	466
Europe	564	—	21	—	6	(4)	1	588
AMESA	268	—	—	2	—	—	—	270
APAC	199	—	4	—	—	—	—	203
Corporate unallocated expenses	(635)	166	14	—	—	—	—	(455)
Total	$3,353	$166	$51	$5	$14	$(4)	$10	$3,595

	12 Weeks Ended 9/4/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$1,357	$—	$2	$—	$1,359
QFNA	106	—	1	—	107
PBNA	773	—	3	—	776
LatAm	393	—	14	—	407
Europe	439	—	20	—	459
AMESA	312	—	5	1	318
APAC	201	—	1	—	202
Corporate unallocated expenses	(422)	34	5	(4)	(387)
Total	$3,159	$34	$51	$(3)	$3,241

	36 Weeks Ended 9/3/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core, Non-GAAP Measure(b)
FLNA	$4,332	$—	$10	$—	$—	$—	$—	$4,342
QFNA	416	—	1	—	—	—	—	417
PBNA	4,869	—	9	42	(3,029)	—	150	2,041
LatAm	1,206	—	17	—	—	—	83	1,306
Europe	(369)	—	40	13	(292)	1,402	242	1,036
AMESA	738	—	5	2	—	—	—	745
APAC	620	—	8	—	—	—	—	628
Corporate unallocated expenses	(1,115)	(44)	33	6	—	—	—	(1,120)
Total	$10,697	$(44)	$123	$63	$(3,321)	$1,402	$475	$9,395

	36 Weeks Ended 9/4/2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$3,979	$—	$20	$2	$4,001
QFNA	384	—	1	—	385
PBNA	1,948	—	8	2	1,958
LatAm	967	—	22	—	989
Europe	975	—	46	—	1,021
AMESA	706	—	9	8	723
APAC	601	—	2	3	606
Corporate unallocated expenses	(960)	(61)	15	(3)	(1,009)
Total	$8,600	$(61)	$123	$12	$8,674
(a)See “Items Affecting Comparability.”
(b)Includes the charges taken as a result of the COVID-19 pandemic. See Note 1 to our condensed consolidated financial statements for further information.
(c)The income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of Rockstar.

Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/3/2022
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	17%	—	—	—	—	—	—	17%	—	17%
QFNA	15%	—	—	—	—	—	—	15%	—	15%
PBNA	1%	—	—	—	1	—	1	4%	—	4%
LatAm	18%	—	(3)	—	—	—	—	15%	2	17%
Europe	28%	—	—	—	—	—	—	28%	10	38%
AMESA	(14)%	—	(1)	—	—	—	—	(15)%	10	(5)%
APAC	(1)%	—	2	—	—	—	—	1%	5	6%
Corporate unallocated expenses	50%	(30)	(2)	(1)	—	—	—	17%	—	17%
Total	6%	4	—	—	—	—	—	11%	3	14%

	36 Weeks Ended 9/3/2022
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Russia-Ukraine conflict charges	Brand Portfolio Impairment Charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	9%	—	—	—	—	—	—	9%	—	9%
QFNA	8%	—	—	—	—	—	—	8%	—	8%
PBNA	150%	—	—	2	(156)	—	8	4%	—	4.5%
LatAm	25%	—	—	—	—	—	8	32%	1	33%
Europe	(138)%	—	(1)	1	(30)	144	25	1%	10	11%
AMESA	5%	—	(1)	(1)	—	—	—	3%	7	10%
APAC	3%	—	1	—	—	—	—	4%	3	7%
Corporate unallocated expenses	16%	(2)	(2)	(1)	—	—	—	11%	—	11%
Total	24%	—	—	1	(39)	16	5.5	8%	2	11%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue grew 20%, primarily driven by effective net pricing.
Unit volume declined 2%, primarily reflecting a double-digit decline in our Sabra joint venture products and a mid-single-digit decline in variety packs, partially offset by low-single-digit growth in trademark Doritos and Cheetos and double-digit growth in trademark Popcorners.
Operating profit increased 17%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and a 20-percentage-point impact of higher commodity costs, primarily cooking oil, potatoes and corn.
36 Weeks
Net revenue grew 16%, primarily driven by effective net pricing.
Unit volume declined 1%, primarily reflecting a double-digit decline in our Sabra joint venture products and a mid-single-digit decline in trademark Tostitos, partially offset by low-single-digit growth in trademark Doritos and double-digit growth in trademark Popcorners.
Operating profit increased 9%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and a 16-percentage-point impact of higher commodity costs, primarily cooking oil, potatoes and packaging materials.
QFNA
12 Weeks
Net revenue grew 15%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 4%, primarily reflecting a mid-single-digit decline in oatmeal, a double-digit decline in pancake syrups and mixes, a high-single-digit decline in bars and a mid-single-digit decline in rice/pasta sides, partially offset by double-digit growth in lite snacks.
Operating profit grew 15%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by a 50-percentage-point impact of higher commodity costs, primarily grains and packaging materials, certain operating cost increases, including incremental transportation costs, the organic volume decline and higher advertising and marketing expenses.
36 Weeks
Net revenue grew 14%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 1%, primarily reflecting a double-digit decline in pancake syrups and mixes and a low-single-digit decline in oatmeal, partially offset by double-digit growth in rice/pasta sides.
Operating profit grew 8%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by a 31-percentage-point impact of higher commodity costs, primarily grains and packaging materials, certain operating cost increases, including incremental transportation costs, a 4-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year and the organic volume decline.

PBNA
12 Weeks
Net revenue increased 4%, primarily driven by effective net pricing and an increase in organic volume. The Juice Transaction reduced net revenue growth by 9 percentage points.
Unit volume increased 1%, driven by a 4% increase in our non-carbonated beverage (NCB) volume, partially offset by a 2% decrease in carbonated soft drink (CSD) volume. The NCB volume increase primarily reflected a double-digit increase in Gatorade sports drinks and a high-single-digit increase in our juice and juice drinks portfolio (adjusted for the impact of the Juice Transaction), partially offset by a double-digit decrease in our energy portfolio and a low-single-digit decrease in our overall water portfolio.
Operating profit increased 1%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental information technology and transportation costs, and a 40-percentage-point impact of higher commodity costs, primarily aluminum and resin. Additionally, operating profit growth was reduced by a 12-percentage-point impact of the loss of net revenue due to the Juice Transaction.
36 Weeks
Net revenue increased 3%, primarily driven by effective net pricing and an increase in organic volume. The Juice Transaction reduced net revenue growth by 8 percentage points.
Unit volume increased 1%, driven by a 4% increase in NCB volume, partially offset by a 1.5% decrease in CSD volume. The NCB volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks and a low-single-digit increase in our overall water portfolio.
Operating profit increased 150%, primarily reflecting a 156-percentage-point impact of the gain of $3.0 billion associated with the Juice Transaction, partially offset by a 2-percentage-point impact of related transaction costs of $42 million. Operating profit growth was also driven by the net revenue growth and productivity savings, partially offset by certain operating cost increases, including incremental transportation and information technology costs, and a 39-percentage-point impact of higher commodity costs, primarily aluminum and resin. A current-year gain associated with the sale of an asset contributed 8 percentage points to operating profit growth. Additionally, operating profit growth was reduced by an 11-percentage-point impact of the loss of net revenue due to the Juice Transaction and a 3-percentage-point impact of certain costs associated with remediating a service disruption from a third-party payroll service provider.
As a result of our decision to terminate the agreement with Vital to distribute Bang energy drinks, we recorded impairment and other related charges which reduced operating profit growth by 8 percentage points.
LatAm
12 Weeks
Net revenue increased 20%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume grew 3%, primarily reflecting mid-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage unit volume grew 7%, primarily reflecting high-single-digit growth in Mexico and double-digit growth in Argentina. Additionally, Brazil experienced mid-single-digit growth and Guatemala experienced low-single-digit growth.

Operating profit increased 18%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point favorable impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were partially offset by certain operating cost increases, a 39-percentage-point impact of higher commodity costs, primarily cooking oil and packaging materials, a 13-percentage-point unfavorable impact of certain indirect tax credits in Brazil compared to the prior year and higher advertising and marketing expenses.
36 Weeks
Net revenue increased 21%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume grew 5%, primarily reflecting mid-single-digit growth in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage unit volume grew 8%, primarily reflecting double-digit growth in Argentina. Additionally, Mexico and Brazil experienced high-single-digit growth and Guatemala and Chile experienced mid-single-digit growth.
Operating profit increased 25%, primarily reflecting the net revenue growth, productivity savings and a 4-percentage-point favorable impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were partially offset by certain operating cost increases and a 40-percentage-point impact of higher commodity costs, primarily cooking oil and packaging materials. Additionally, impairment and other charges associated with our decision to sell or discontinue certain non-strategic brands reduced operating profit growth by 8 percentage points.
Europe
12 Weeks
Net revenue increased 1%, reflecting effective net pricing, partially offset by an organic volume decline, an 8-percentage-point impact of unfavorable foreign exchange and a 5-percentage-point impact of the Juice Transaction.
Convenient foods unit volume declined 5%, primarily reflecting double-digit declines in Russia and Ukraine, partially offset by double-digit growth in Spain, mid-single-digit growth in France and low-single-digit growth in Turkey. Additionally, the Netherlands experienced a low-single-digit decline and the United Kingdom experienced a mid-single-digit decline.
Beverage unit volume declined 8%, primarily reflecting double-digit declines in Russia, Ukraine and Turkey, partially offset by low-single-digit growth in the United Kingdom and France. Additionally, Germany experienced a mid-single-digit decline.
Operating profit increased 28%, primarily reflecting the effective net pricing, productivity savings and lower advertising and marketing expenses. These impacts were partially offset by a 72-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and raw milk, certain operating cost increases and the organic volume decline. The write-down of certain inventory items and related charges reduced operating profit growth by 8 percentage points. Additionally, adjustments of certain accruals in the United Kingdom contributed 7 percentage points to operating profit growth. Unfavorable foreign exchange reduced operating profit growth by 10 percentage points.
36 Weeks
Net revenue decreased 3%, reflecting a 10-percentage-point impact of unfavorable foreign exchange, an organic volume decline and a 4-percentage-point unfavorable impact of the Juice Transaction, partially offset by effective net pricing.

Convenient foods unit volume declined 4%, primarily reflecting double-digit declines in Russia and Ukraine and a high-single-digit decline in Poland, partially offset by mid-single-digit growth in Turkey. Additionally, the United Kingdom, France and the Netherlands each experienced a low-single-digit decline.
Beverage unit volume declined 6%, primarily reflecting double-digit declines in Russia, Ukraine and Germany, partially offset by low-single-digit growth in France and the United Kingdom. Additionally, Turkey experienced a mid-single-digit decline.
Operating profit decreased 138%, primarily reflecting a 144-percentage-point unfavorable impact of charges associated with the Russia-Ukraine conflict and a 25-percentage-point unfavorable impact of impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia, partially offset by a 30-percentage-point favorable impact of the gain associated with the Juice Transaction. Operating profit performance was also negatively impacted by a 74-percentage-point impact of higher commodity costs, primarily packaging materials, raw milk and potatoes, certain operating cost increases, the organic volume decline, a 4.5-percentage-point impact of payments to employees for a change in pension benefits and a 4-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year. These impacts were partially offset by effective net pricing, productivity savings and lower advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit performance by 10 percentage points.
AMESA
12 Weeks
Net revenue increased 4%, primarily reflecting effective net pricing, partially offset by a net decline in organic volume. Unfavorable foreign exchange reduced net revenue growth by 14 percentage points.
Convenient foods unit volume declined 2%, primarily reflecting a high-single-digit decline in South Africa, partially offset by double-digit growth in the Middle East and Pakistan and mid-single-digit growth in India.
Beverage unit volume grew 11%, primarily reflecting double-digit growth in India. Additionally, the Middle East experienced high-single-digit growth, Pakistan experienced low-single-digit growth and Nigeria experienced mid-single-digit growth.
Operating profit declined 14%, primarily reflecting a 62-percentage-point impact of higher commodity costs, primarily grains and packaging materials, certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 10 percentage points.
36 Weeks
Net revenue increased 7%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 4-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Pioneer Foods’ reporting calendar with that of our AMESA division. Unfavorable foreign exchange reduced net revenue growth by 9 percentage points.
Convenient foods unit volume grew 5%, primarily reflecting double-digit growth in the Middle East, India and Pakistan. Additionally, South Africa grew slightly.
Beverage unit volume grew 17%, primarily reflecting double-digit growth in India. Additionally, the Middle East and Pakistan each experienced double-digit growth and Nigeria experienced low-single-digit growth.

Operating profit increased 5%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by a 53-percentage-point impact of higher commodity costs, primarily packaging materials and cooking oil, certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 7 percentage points.
APAC
12 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing and organic volume growth. Unfavorable foreign exchange reduced net revenue growth by 5 percentage points.
Convenient foods unit volume grew 3%, primarily reflecting mid-single-digit growth in China, partially offset by a low-single-digit decline in Thailand, a slight decline in Australia and a mid-single-digit decline in Taiwan.
Beverage unit volume grew 9%, primarily reflecting double-digit growth in Vietnam and the Philippines. Additionally, China experienced low-single-digit growth and Thailand experienced mid-single-digit growth.
Operating profit decreased 1%, primarily reflecting a 24-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 5 percentage points.
36 Weeks
Net revenue increased 5%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 2.5-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Be & Cheery’s reporting calendar with that of our APAC division. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.
Convenient foods unit volume grew 4%, primarily reflecting mid-single-digit growth in China and Australia and high-single-digit growth in Thailand, partially offset by a low-single-digit decline in Taiwan.
Beverage unit volume grew 9%, primarily reflecting double-digit growth in Vietnam and the Philippines. Additionally, China experienced high-single-digit growth and Thailand experienced mid-single-digit growth.
Operating profit increased 3%, primarily reflecting the net revenue growth and productivity savings, partially offset by a 16-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, certain operating cost increases, higher advertising and marketing expenses and a 3-percentage-point impact of unfavorable foreign exchange. Additionally, prior-year impairment charges associated with an equity method investment contributed 3 percentage points to operating profit growth.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/3/2022	9/4/2021	Change	9/3/2022	9/4/2021	Change
Other pension and retiree medical benefits income	$36	$118	$(82)	$168	$364	$(196)
Net interest expense and other	$(190)	$(232)	$42	$(666)	$(731)	$65
Tax rate	14.9%	26.3%		17.2%	23.0%
Net income attributable to PepsiCo (a)	$2,702	$2,224	21%	$8,392	$6,296	33%
Net income attributable to PepsiCo per common share – diluted (a)	$1.95	$1.60	22%	$6.04	$4.54	33%
(a)For the 36 weeks ended September 3, 2022, the gain associated with the Juice Transaction contributed to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth, partially offset by the impairment of intangible assets as a result of the Russia-Ukraine conflict. See Notes 3 and 11 to our condensed consolidated financial statements for further information.
12 Weeks
Other pension and retiree medical benefits income decreased $82 million, primarily due to higher settlement charges, higher interest cost due to an increase in discount rates and lower expected return on assets compared to the prior year, partially offset by lower amortization of experience loss resulting from plan changes.
Net interest expense and other decreased $42 million, primarily due to higher interest rates on average cash balances and lower average debt balances, partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate decreased 11.4 percentage points, primarily reflecting an adjustment to reserves for uncertain tax positions as a result of our agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit.
36 Weeks
Other pension and retiree medical benefits income decreased $196 million, primarily due to higher settlement charges compared to the prior year.
Net interest expense and other decreased $65 million, primarily due to higher interest rates on average cash balances, lower average debt balances and lower interest rates on average debt balances, partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability and lower average cash balances.
The reported tax rate decreased 5.8 percentage points, primarily reflecting the impact of the Juice Transaction and an adjustment to reserves for uncertain tax positions as a result of our agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, Russia-Ukraine conflict charges, Brand Portfolio Impairment Charges, the impact of settlement and curtailment gains and losses related to pension and retiree medical plans, the tax benefit related to the IRS audit and the tax expense related to the TCJ Act (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/3/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,308	$11,663	$8,295	$14	$1	$3,353	$36	$475	$2,702
Items Affecting Comparability
Mark-to-market net impact	(54)	54	(112)	—	—	166	—	40	126
Restructuring and impairment charges	(1)	1	(50)	—	—	51	—	11	40
Acquisition and divestiture-related charges	—	—	(5)	—	—	5	—	2	3
Gain associated with the Juice Transaction	—	—	—	(14)	—	14	—	3	11
Russia-Ukraine conflict charges	(1)	1	5	—	—	(4)	—	1	(5)
Brand Portfolio Impairment Charges	(10)	10	1	—	(1)	10	—	2	8
Pension and retiree medical-related impact	—	—	—	—	—	—	59	13	46
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	284	(284)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	86
Core, Non-GAAP Measure	$10,242	$11,729	$8,134	$—	$—	$3,595	$95	$745	$2,733

	12 Weeks Ended 9/4/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$9,394	$10,795	$7,636	$3,159	$118	$802	$2,224
Items Affecting Comparability
Mark-to-market net impact	(15)	15	(19)	34	—	8	26
Restructuring and impairment charges	(9)	9	(42)	51	1	7	45
Acquisition and divestiture-related charges	—	—	3	(3)	—	(1)	(2)
Tax expense related to the TCJ Act	—	—	—	—	—	(190)	190
Core, Non-GAAP Measure	$9,370	$10,819	$7,578	$3,241	$119	$626	$2,483

	36 Weeks Ended 9/3/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$27,156	$31,240	$22,262	$(3,321)	$1,602	$10,697	$168	$1,756	$51	$8,392
Items Affecting Comparability
Mark-to-market net impact	1	(1)	43	—	—	(44)	—	(11)	—	(33)
Restructuring and impairment charges	(6)	6	(117)	—	—	123	3	25	1	100
Acquisition and divestiture-related charges	—	—	(63)	—	—	63	6	12	—	57
Gain associated with the Juice Transaction	—	—	—	3,321	—	(3,321)	—	(452)	—	(2,869)
Russia-Ukraine conflict charges	(134)	134	(70)	—	(1,198)	1,402	—	239	—	1,163
Brand Portfolio Impairment Charges	(18)	18	(53)	—	(404)	475	—	111	—	364
Pension and retiree medical-related impact	—	—	—	—	—	—	174	39	—	135
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	284	—	(284)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	—	86
Core, Non-GAAP Measure	$26,999	$31,397	$22,002	$—	$—	$9,395	$351	$1,917	$52	$7,111

	36 Weeks Ended 9/4/2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$24,945	$29,281	$20,681	$8,600	$364	$1,895	$6,296
Items Affecting Comparability
Mark-to-market net impact	21	(21)	40	(61)	—	(13)	(48)
Restructuring and impairment charges	(13)	13	(110)	123	6	20	109
Acquisition and divestiture-related charges	(1)	1	(11)	12	—	—	12
Tax expense related to the TCJ Act	—	—	—	—	—	(190)	190
Core, Non-GAAP Measure	$24,952	$29,274	$20,600	$8,674	$370	$1,712	$6,559
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended					36 Weeks Ended
	9/3/2022		9/4/2021	Change		9/3/2022	9/4/2021		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.95		$1.60	22%		$6.04	$4.54		33%
Mark-to-market net impact	0.09		0.02			(0.02)	(0.03)
Restructuring and impairment charges	0.03		0.03			0.07	0.08
Acquisition and divestiture-related charges	—		—			0.04	0.01
Gain associated with the Juice Transaction	0.01		—			(2.07)	—
Russia-Ukraine conflict charges	—		—			0.84	—
Brand Portfolio Impairment Charges	0.01		—			0.26	—
Pension and retiree medical-related impact	0.03		—			0.10	—
Tax benefit related to the IRS audit	(0.20)		—			(0.20)	—
Tax expense related to the TCJ Act	0.06		0.14			0.06	0.14
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.97	(a)	$1.79	10%		$5.12	$4.73	(a)	8%
Impact of foreign exchange translation				3					2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				14%	(a)				11%	(a)
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
To build on the successful implementation of the 2019 Productivity Plan, in the second quarter of 2021, we expanded and extended the program through the end of 2026 to take advantage of additional opportunities within the initiatives of the 2019 Productivity Plan. As a result, we expect to incur pre-tax charges of approximately $3.15 billion, including cash expenditures of approximately $2.4 billion. Plan to date through September 3, 2022, we have incurred pre-tax charges of $1.2 billion, including cash expenditures of $911 million. For the remainder of 2022, we expect to incur pre-tax charges of approximately $200 million, and cash expenditures of approximately $75 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2023 through 2024 financial results, with the balance to be incurred through 2026. Charges include severance and other employee costs, asset impairments and other costs.
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

Tax Benefit Related to the IRS Audit
We recognized a non-cash tax benefit resulting from our agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019.
See Note 4 to our condensed consolidated financial statements for further information.
Tax Expense Related to the TCJ Act
Tax expense related to the TCJ Act reflects adjustments to the mandatory transition tax liability under the TCJ Act.
See Note 4 to our condensed consolidated financial statements for further information.
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
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 36 weeks ended September 3, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
Our sources and uses of cash were not materially adversely impacted by COVID-19 in the 36 weeks ended September 3, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our future liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. See “Our Business Risks” and Note 1 to our condensed consolidated financial statements in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 1 to our consolidated financial statements included in our 2021 Form 10-K for further information related to the impact of the COVID-19 pandemic on our business and financial results.

As of September 3, 2022, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of September 3, 2022, our mandatory transition tax liability was $2.6 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2021 Form 10-K for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. We were informed by the participating financial institutions that as of September 3, 2022 and December 25, 2021, $1.4 billion and $1.5 billion, respectively, of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
Operating Activities
During the 36 weeks ended September 3, 2022, net cash provided by operating activities was $6.3 billion, compared to net cash provided by operating activities of $6.6 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons and higher net cash tax payments, partially offset by favorable operating profit performance and lower pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
During the 36 weeks ended September 3, 2022, net cash provided by investing activities was $0.3 billion, primarily reflecting proceeds associated with the Juice Transaction of $3.5 billion, partially offset by net capital spending of $2.3 billion and our investment in Celsius convertible preferred stock and agreement to distribute Celsius energy drinks of $0.7 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict and by the COVID-19 pandemic on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.

Financing Activities
During the 36 weeks ended September 3, 2022, net cash used for financing activities was $5.6 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $4.6 billion and share repurchases of $1.2 billion, payments of long-term debt borrowings of $1.7 billion and debt redemptions of $1.6 billion, partially offset by proceeds from issuances of long-term debt of $3.4 billion.
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

	36 Weeks Ended
	9/3/2022	9/4/2021
Net cash provided by operating activities, GAAP measure	$6,306	$6,634
Capital spending	(2,556)	(2,276)
Sales of property, plant and equipment	228	40
Free cash flow, non-GAAP measure	$3,978	$4,398
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
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of September 3, 2022, total assets were $94.5 billion, compared to $92.4 billion as of December 25, 2021. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$0.8	Statement of Cash Flows
Accounts and notes receivable, less allowance	$2.1	(b)
Inventories	$0.7	(c)
Assets held for sale	$(1.8)	(d)
Other indefinite-lived intangible assets	$(1.3)	Note 3
Investments in noncontrolled affiliates	$0.9	Note 11
Other assets	$0.5	(e)
Total Liabilities
As of September 3, 2022, total liabilities were $75.3 billion, compared to $76.2 billion as of December 25, 2021. The decrease in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$(1.2)	(f)
Accounts payable and other current liabilities	$1.4	(g)
Liabilities held for sale	$(0.8)	(d)
(a)In billions.
(b)Primarily reflects favorable operating performance.
(c)Primarily reflects commodity inflation.
(d)Reflects closing of the Juice Transaction. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q and Note 13 to our consolidated financial statements included in our 2021 Form 10-K for further information.
(e)Primarily reflects our investment in Celsius convertible preferred stock. See Note 8 to our condensed consolidated financial statements for further information.
(f)Primarily reflects debt payments and redemptions, partially offset by debt maturing within a year.
(g)Primarily reflects increased promotional, advertising and marketing spend in the current year.

Total Equity
Refer to our condensed consolidated statement of equity, and Notes 6 and 10 to our condensed consolidated financial statements for material changes in equity line items.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 3, 2022, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and thirty-six weeks ended September 3, 2022 and September 4, 2021, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 3, 2022 and September 4, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 11, 2022

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
During the 12 weeks ended September 3, 2022, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended September 3, 2022, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended September 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

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
ITEM 1A. Risk Factors.
The following additional risk factor should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K and our Form 10-Qs for the fiscal quarter ended March 19, 2022 (Q1 2022 Form 10-Q) and the fiscal quarter ended June 11, 2022 (Q2 2022 Form 10-Q). The developments described below have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2021 Form 10-K, and such risk factors are further qualified by the information relating to our operations in Russia and Ukraine as described in this Form 10-Q and our Q1 2022 Form 10-Q and Q2 2022 Form 10-Q, including in the additional risk factor below.
You should carefully consider the risks described below and in our 2021 Form 10-K, Q1 2022 Form 10-Q and Q2 2022 Form 10-Q in addition to the other information set forth in this Form 10-Q, our Q2 2022 Form 10-Q, our Q1 2022 Form 10-Q and in our 2021 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. The risks described below and in our 2021 Form 10-K, our Q1 2022 Form 10-Q and our Q2 2022 Form 10-Q are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
Risks associated with the deadly conflict in Ukraine
The deadly conflict in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty and the majority of our operations in Ukraine remain suspended. We have suspended sales to our customers of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia. We plan to continue to offer our other products in Russia. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging and raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, operations, customers or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 3, 2022 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/11/2022				$9,269

6/12/2022 - 7/9/2022	1.1	$164.06	1.1	(187)
				9,082
7/10/2022 - 8/6/2022	0.6	$172.85	0.6	(98)
				8,984
8/7/2022 - 9/3/2022	0.9	$176.30	0.9	(163)
Total	2.6	$170.25	2.6	$8,821
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

See “Index to Exhibits” on page 60.

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

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 11, 2022	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 11, 2022	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)