Form 10-K
period 2022-12-31
PEPSICO INC
filed 2023-02-09
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 10, 2022, the last day of business of our most recently completed second fiscal quarter, was $224.2 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 2, 2023 was 1,377,251,316.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2022

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
Company Overview
We were incorporated in Delaware in 1919 and reincorporated in North Carolina in 1986. We are a leading global beverage and convenient food company with a complementary portfolio of brands, including Lay’s, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
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
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Diet Mountain Dew, Diet Pepsi, Gatorade, Gatorade Zero, Mountain Dew, Pepsi and Propel. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. and Ocean Spray Cranberries, Inc. In 2022, PBNA began to distribute Hard MTN Dew, an alcoholic beverage manufactured and owned by the Boston Beer Company. In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture, Tropicana Brands Group (TBG), operating across North America and Europe (Juice Transaction). In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery (DSD). See Note 13 to our consolidated financial statements for further information.
Latin America
Either independently or in conjunction with third parties, LatAm makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Ruffles, Sabritas, Saladitas and Tostitos, as well as many Quaker-branded convenient foods. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet 7UP, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black, San Carlos and Toddy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Lubimy Sad, Mirinda, Pepsi and Pepsi Max. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, as part of its beverage business, manufactures and distributes SodaStream sparkling water makers and related products. Further, Europe makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. See Note 13 to our consolidated financial statements for further information.
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
Our Distribution Network
Our products are primarily brought to market through DSD, customer warehouse and distributor networks and are also sold directly to consumers through e-commerce platforms and retailers. The distribution system used depends on customer needs, product characteristics and local trade practices.

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
Ingredients and Other Supplies
The principal ingredients we use in our beverage and convenient food products are aspartame, corn, corn sweeteners, flavorings, flour, juice concentrates, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for convenient foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. During 2022, we continued to experience increased commodity, packaging and other input costs and, in some instances, supply constraints related to the deadly conflict in Ukraine, the novel coronavirus (COVID-19) pandemic, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, which has continued into fiscal 2023. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.
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
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewtr, Baja Blast, BaiCaoWei, Bare, Bokomo, bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Driftwell, Duyvis, Elma Chips, Emperador, Evolve, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Gatorade Fit, Gatorade Zero, Gatorlyte, Grandma’s, H2oh!, Hard MTN Dew, Health Warrior, Imunele, J7, Kas, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Kickstart, Mountain Dew Zero Sugar, MTN Dew Energy, Mug, Munchies, Muscle Milk, Near East, Off the Eaten Path, Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, PopCorners, Pronutro, Propel, Quaker, Quaker Chewy, Quaker Simply Granola, Rice-A-Roni, Rockstar Energy, Rold Gold, Ruffles, Sabritas, Safari, Sakata, Saladitas Gamesa, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Sierra Mist, Sierra Mist Zero Sugar, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Starry, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, V Water, Vesely Molochnik, Walkers, Weetbix, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Ocean Spray. We also distribute Celsius energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. In addition, in the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. See Note 13 to our consolidated financial statements for further information. In 2022, we began to distribute Hard MTN Dew, an alcoholic beverage manufactured and owned by the Boston Beer Company. We have licensed the use of the Hard MTN Dew trademark to the Boston Beer Company, which has appointed us as their distributor for this product. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as convenient food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment continue to increase the importance of major customers. In 2022, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 14% of our consolidated net revenue, with sales reported across all of our divisions, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our FLNA, QFNA and PBNA divisions.
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
Many of our convenient food products hold significant leadership positions in the convenient food industry in the United States and worldwide. In 2022, we and The Coca-Cola Company represented approximately 20% and 21%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.

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
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting the needs of our customers and consumers and accelerating growth. These activities principally involve: innovations focused on creating consumer preferred products to grow and transform our portfolio through development of new technologies, ingredients, flavors and substrates; development and improvement of our manufacturing processes, including reductions in cost and environmental footprint; implementing product improvements to our global portfolio that reduce added sugars, sodium or saturated fat; offering more products with functional ingredients and positive nutrition including whole grains, fruit, vegetables, dairy, protein, fiber, micronutrients and hydration; development of packaging technology and new package designs, including reducing the amount of plastic in our packaging and developing recyclable, compostable, biodegradable or otherwise sustainable packaging; development of marketing, merchandising and dispensing equipment; further expanding our beyond the bottle portfolio including innovation for our SodaStream business; investments in technology and digitalization, including artificial intelligence and data analytics to enhance our consumer insights and research; continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and efforts focused on reducing our impact on the environment, including reducing water use in our operations and our agricultural practices and reducing our environmental impact in our operations throughout our value chain.
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
The U.S. laws and regulations that we are subject to include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices, including the Robinson-Patman Act and the Clayton Act; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; laws regulating the ingredients or substances contained in, or attributes of, our products; laws regulating our supply chain, including the 2010 California Transparency in Supply Chains Act and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
We are subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, international trade and tariffs, supply chains, including the U.K. Modern Slavery Act, occupational health and safety, competition, anti-corruption and data privacy, including the European Union General Data Protection Regulation. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
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
In addition, certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates, encourage waste reduction or to restrict the sale of products utilizing certain packaging. These regulations vary in scope and form from deposit return systems designed to incentivize the return of beverage containers, to extended producer responsibility policies and even restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing per- and polyfluoroalkyl substances (PFAS). It is possible that similar or more restrictive requirements may be proposed or enacted in the future.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, we are subject to the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal, state and local laws and regulations regarding handling, storage, release and disposal of wastes generated onsite and sent to third-party owned and operated offsite licensed facilities. Our operations outside the United States are subject to similar laws and regulations. In addition, continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations and to achieve our sustainability goals. While these expenditures have not had a material impact on our business, financial condition or results of operations to date, changes in environmental compliance requirements, and expenditures necessary to comply with such requirements or to achieve our sustainability goals, could adversely affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses or properties acquired by us or our subsidiaries. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
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
We employed approximately 315,000 people worldwide as of December 31, 2022, including approximately 132,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
Protecting the safety, health, and well-being of our associates around the world is PepsiCo’s top priority. We strive to achieve an injury-free work environment. We also continue to invest in emerging technologies to protect our employees from injuries, including leveraging fleet telematics and distracted driving technology, resulting in reductions in road traffic incidents, and deploying ergonomic and machine safety risk reduction solutions. In addition, throughout the COVID-19 pandemic, we have remained focused on the health and safety of our associates, especially our frontline associates who continue to make, move and sell our products during this critical time, including by continuing to implement various safety protocols in our facilities, providing personal protective equipment and enabling testing. We are also focused on the safety of our associates in Ukraine and have provided humanitarian aid, goods and services to support our people and communities facing the ongoing deadly conflict.
We believe that our culture of diversity, equity and inclusion is a competitive advantage that fuels innovation, enhances our ability to attract and retain talent and strengthens our reputation. We continually strive to improve the attraction, retention, and advancement of diverse associates to ensure we sustain a high-caliber pipeline of talent that also represents the communities we serve. As of December 31, 2022, our global workforce was approximately 27% female, while management roles were approximately 44% female. As of December 31, 2022, approximately 48% of our U.S. workforce was comprised of racially/ethnically diverse individuals, of which approximately 33% of our U.S. associates in managerial roles were racially/ethnically diverse individuals. The Board has overseen appointments of current direct reports of our Chief Executive Officer, who include 7 executives globally who are racially/ethnically diverse and/or female.
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees' leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as PEP U Degreed, our internal global online learning resource. In 2022, PepsiCo employees completed over 1 million hours of training.
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

Business Risks
Risks associated with the deadly conflict in Ukraine
The deadly conflict in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty and certain of our operations in Ukraine remain suspended. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging and raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, operations, customers, consumers or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.
Reduction in future demand for our products would adversely affect our business.
Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid). Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Pandemics, epidemics or other disease outbreaks, such as COVID-19, have also impacted and could continue to impact consumer preferences and demand for our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use, the use of social media and our response to political and social issues or catastrophic events. These and other factors have reduced in the past and could continue to reduce consumers’ willingness to purchase certain of our products. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively mitigate these issues.
Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is critical to selling our products. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, child labor laws, diversity, equity and inclusion, workplace conditions and employee health and safety; any failure, or perception of a failure, to achieve our environmental, social and governance goals, including with respect to the nutrition profile of our products, diversity, equity and inclusion initiatives, packaging, water use and our impact on the environment; any failure to address health or other concerns about our products, products we distribute (including alcoholic beverages), or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.
We have and could in the future recall products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination. Joint ventures in which we have an interest have also recalled, and could in the future recall, products for the same or other reasons. Product recalls have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory or lost sales due to any unavailability of the product for a period of time. In addition, product quality or safety issues, whether as a result of failure to comply with food safety laws or otherwise, have in the past and could in the future also reduce consumer confidence and demand for our products, cause production and delivery disruptions, and result in increased costs (including payment of fines and/or judgments) and damage our reputation (or the reputation of joint ventures in which we have an interest), particularly as we or our joint ventures continue to expand into new categories, such as the distribution of alcoholic beverages, all of which can adversely affect our business. Failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio.
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
Failure to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce can have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and a shift toward remote work. Any unplanned turnover, sustained labor shortage or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to attract, develop and maintain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, failure to attract, retain and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing can adversely affect our business.
Water scarcity can adversely affect our business.
We and our business partners use water in the manufacturing of our products. Water is also essential to the production of the raw materials needed in our manufacturing process. Lack of available water of acceptable quality, actions by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, can lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; increased capital expenditures (including investments in the development of technologies to enhance water efficiency and reduce consumption); higher production costs, including less favorable pricing for water; the interruption or cessation of operations at, or relocation of, our facilities or the facilities of our business partners; failure to achieve our goals relating to water use; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.
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
Disruption of our manufacturing operations or supply chain, including continued increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.
We have experienced and could continue to experience disruption in our manufacturing operations and supply chain. Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions. Some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products or from operational or financial instability of our key suppliers. Any sustained or significant disruption in the future to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which can adversely impact our business.
The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, such as recycled PET, transportation, labor and other supply chain inputs that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks (including COVID-19), labor shortages or changes in availability of our or our business partners’ workforce (including the lack of availability of truck drivers or as a result of COVID-19), strikes or work stoppages (including by railway workers or other third parties involved in the manufacture, production and distribution of our products), governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We experienced higher than anticipated commodity, packaging and transportation costs during 2022, which may continue. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political and social conditions can adversely affect our business.
Political and social conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns or hostilities between countries) in these markets have in the past and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to tariffs, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters, and has resulted in and could continue to result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products, any of which can adversely affect our business. In addition, political and social conditions in certain cities throughout the U.S. as well as globally have resulted in demonstrations and protests, including in connection with political elections and civil rights and liberties. Our operations or the operations of our business partners, including the distribution of our products and the ingredients or other raw materials used in the production of our products, may be disrupted if such events persist for a prolonged period of time, including due to actions taken by governmental authorities in affected cities and regions, which can adversely affect our business.
Our business can be adversely affected if we are unable to grow in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Mexico, the Middle East, China, South Africa, Brazil and India. There can be no assurance that our products will be accepted or be successful in any particular developing or emerging market, due to competition, price, cultural differences, consumer preferences, method of distribution or otherwise. Our business in these markets has been and could continue in the future to be impacted by economic, political and social conditions; acts of war, terrorist acts, and civil unrest, including demonstrations and protests; competition; tariffs, sanctions or other regulations restricting contact with certain countries in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our business partners; government-mandated closure, or threatened closure, of our operations or the operations of our business partners; restrictions on the import or export of our products or ingredients or substances used in our products; highly inflationary economies; devaluation or fluctuation or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with laws and regulations. Our business can be adversely affected if we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets.
Changes in economic conditions can adversely impact our business.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, which could result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies, devaluation, fluctuation or demonetization of currency; contraction in the availability of credit; austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.
Future cyber incidents and other disruptions to our information systems can adversely affect our business.
We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information, including personal data we collect; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by system shutdowns, degraded systems performance, systems disruptions or security incidents. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents. Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. Cyberattacks and cyber incidents may be difficult to detect for periods of time and take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: transaction errors, processing inefficiencies, inability to access our data or systems, lost revenues or other costs resulting from disruptions or shutdowns of offices, plants, warehouses, distribution centers or other facilities, intellectual property or other data loss, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale and the loss of current or potential customers. In addition, these risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and the systems managed, hosted, provided and/or used by such third parties and their vendors. For example, malicious actors have employed and could continue to employ the information technology supply chain to introduce malware through software updates or compromised supplier accounts or hardware. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to address issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
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
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting, disclosure controls and procedures and data protection and cybersecurity) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business.
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
In addition, we continue on our multi-year phased business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions and have begun to roll out these systems in certain countries and divisions. We have experienced and could continue to experience systems outages and operating inefficiencies following these planned implementations. In addition, if we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.

Climate change or measures to address climate change can negatively affect our business or damage our reputation.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions (including rising temperatures and drought), which could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. Climate change may also have a negative effect on agricultural production resulting in decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, sugar cane, corn, wheat, rice, oats, oranges and other commodities. Also, there is an increased focus in many jurisdictions in which our products are made, manufactured, distributed or sold regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single-use plastics. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labeling requirements or other regulatory measures, which could, along with initiatives to meet our sustainability goals, continue to result in significant increased costs and require additional investments in facilities and equipment. As a result, the effects of climate change can negatively affect our business and operations. In addition, any failure to achieve or properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation or increase the risk of litigation. Any of the foregoing can adversely affect our business.
Strikes or work stoppages can cause our business to suffer.
Many of our employees and employees of third parties that are involved in the manufacturing, production or distribution of our products are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions have occurred and may occur in the future if we or the third parties that are involved in the manufacturing, production and distribution of our products are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms and can impair manufacturing and distribution of our products, interrupt product supply, lead to a loss of sales, increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, all of which can adversely affect our business.
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
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. A deterioration in our underlying assumptions regarding the impact of competitive operating conditions, macroeconomic conditions, including the interest rate environment, or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, have resulted and could in the future result in an impairment charge, thereby adversely affecting our results of operations.
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
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of ingredients contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, Italy enacted a flat tax on all beverages, including zero calorie beverages, effective January 1, 2023, at a rate of EUR 10 cent (0.11 U.S. dollars) per liter. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.

Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products. These limitations require that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold or limit the location in which our products may be available. For example, Brazil and Canada enacted warning labeling requirements in 2022 to indicate whether a particular pre-packaged food or beverage product is considered to be high in sugar, sodium or saturated fat. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered, whether due to lack of infrastructure or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction or increased recycling rates or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labeling related to recyclability and requirements to charge deposit fees. For example, the European Union, Peru and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent bottlers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labeling, all of which can adversely affect our business and financial performance.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, as well as new comprehensive privacy legislation passed in Virginia, Colorado, Utah and Connecticut, as well as the European Union's General Data Protection Regulation and China's Personal Information Protection Act, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model rules that propose a partial global profit reallocation and a global minimum tax rate of 15% and European Union member states have recently agreed to implement the global minimum tax. There can be no assurance that other individual countries will adopt these changes, or that once adopted by any country, that these changes will not have adverse effects on our financial performance. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.
We possess intellectual property rights that are important to our business, including ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. The laws of various jurisdictions in which we operate have differing levels of protection of intellectual property. Our competitive position and the value of our products and brands can be reduced and our business adversely affected if we fail to obtain or adequately protect our intellectual property, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections afforded our intellectual property. Also, in the course of developing new products or improving the quality of existing products, we have in the past been alleged to have infringed, and could in the future infringe or be alleged to infringe, on the intellectual property rights of others. Such infringement or allegations of infringement could result in expensive litigation and damages, damage to our reputation, disruption to our operations, injunctions against development, manufacturing, use and/or sale of certain products, inventory write-offs or other limitations on our ability to introduce new products or improve the quality of existing products, resulting in an adverse effect on our business.
Failure to comply with laws and regulations applicable to our business can adversely affect our business.
The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change) and data privacy and protection. In addition, in many jurisdictions, compliance with competition and antitrust laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories, including our recent entry into the alcoholic beverage industry as a distributor, has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.
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
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2022 year and that remain unresolved.

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
Significant properties by division are as follows:

	Property Type	Location	Owned/ Leased
FLNA	Research and development facility	Plano, Texas	Owned
QFNA	Convenient food plant	Cedar Rapids, Iowa	Owned
PBNA	Research and development facility	Valhalla, New York	Owned
PBNA	Concentrate plant	Arlington, Texas	Owned
LatAm	Convenient food plant	Celaya, Mexico	Owned
LatAm	Two convenient food plants	Vallejo, Mexico	Owned
Europe	Convenient food plant	Leicester, United Kingdom	Leased
Europe	Convenient food plant	Kashira, Russia	Owned
Europe	Manufacturing plant	Lehavim, Israel	Owned
Europe	Dairy plant	Moscow, Russia	Owned (a)
AMESA	Convenient food plant	Riyadh, Saudi Arabia	Owned (a)
APAC	Convenient food plant	Wuhan, China	Owned (a)
FLNA, QFNA, PBNA	Shared service center	Winston Salem, North Carolina	Leased
PBNA, LatAm	Concentrate plant	Colonia, Uruguay	Owned (a)
PBNA, Europe, AMESA	Two concentrate plants	Cork, Ireland	Owned
PBNA, AMESA, APAC	Concentrate plant	Singapore	Owned (a)
All divisions	Shared service center	Hyderabad, India	Leased
(a)The land on which these properties are located is leased.
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
Item 4. Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
David J. Flavell	51	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher	63	Senior Vice President and Controller, PepsiCo
Hugh F. Johnston	61	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Ram Krishnan	52	Chief Executive Officer, International Beverages and Chief Commercial Officer
Ramon L. Laguarta	59	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	55	Chief Executive Officer, Europe
Paula Santilli	58	Chief Executive Officer, Latin America
Ronald Schellekens	58	Executive Vice President and Chief Human Resources Officer, PepsiCo
Kirk Tanner	54	Chief Executive Officer, PepsiCo Beverages North America
Eugene Willemsen	55	Chief Executive Officer, Africa, Middle East, South Asia
Steven Williams	57	Chief Executive Officer, PepsiCo Foods North America
David J. Flavell has served as Executive Vice President, General Counsel and Corporate Secretary, PepsiCo since 2021. Mr. Flavell previously held a number of leadership roles at PepsiCo, including as Senior Vice President, Deputy General Counsel and Chief Compliance & Ethics Officer for PepsiCo from 2019 to 2021, as Senior Vice President, Deputy General Counsel & Managing Attorney from 2018 to 2019, as Senior Vice President, Deputy General Counsel & General Counsel, International and Global Groups from 2017 to 2018, as Senior Vice President, Deputy General Counsel & General Counsel, Latin America and Frito-Lay North America from 2016 to 2017, as Senior Vice President, General Counsel, Latin America and Frito-Lay North America from 2015 to 2016, and as Senior Vice President, General Counsel, Asia, Middle East and Africa from 2011 to 2015. Before joining PepsiCo in 2011, Mr. Flavell was general counsel for Danone S.A.’s Asia Pacific and Middle East business. Prior to that, Mr. Flavell served as senior legal counsel at Fonterra Co-operative Group Limited and was a partner at Corrs Chambers Westgarth.
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
Ramon L. Laguarta has served as PepsiCo’s Chief Executive Officer and a director on the Board since 2018, and assumed the role of Chairman of the Board in 2019. Mr. Laguarta previously served as President of PepsiCo from 2017 to 2018. Prior to serving as President, Mr. Laguarta held a variety of positions of increasing responsibility in Europe, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, PepsiCo Eastern Europe Region from 2008 to 2012, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to 2015, Chief Executive Officer, PepsiCo Europe in 2015, and Chief Executive Officer, Europe Sub-Saharan Africa from 2015 until 2017. From 2002 to 2006, he was General Manager for Iberia Snacks and Juices, and from 1999 to 2001, a General Manager for Greece Snacks. Prior to joining PepsiCo in 1996 as a marketing vice president for Spain Snacks, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Asia, Europe, the Middle East and the United States. Mr. Laguarta has served as a director of Visa Inc. since 2019.
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
Executive officers are elected by our Board, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Trading Symbol – PEP.
Stock Exchange Listings – The Nasdaq Global Select Market is the principal market for our common stock, which is also listed on the SIX Swiss Exchange.
Shareholders – As of February 2, 2023, there were approximately 98,573 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 1, 2023, the Board declared a quarterly dividend of $1.15 per share payable March 31, 2023, to shareholders of record on March 3, 2023. For the remainder of 2023, the record dates for these dividend payments are expected to be June 2, September 1 and December 1, 2023, subject to the approval of the Board. On February 9, 2023, we announced a 10.0% increase in our annualized dividend to $5.06 per share from $4.60 per share, effective with the dividend expected to be paid in June 2023. We expect to return a total of approximately $7.7 billion to shareholders in 2023, comprising dividends of approximately $6.7 billion and share repurchases of approximately $1.0 billion.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2022 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/3/2022				$8,821
9/4/2022 - 10/1/2022	0.9	$168.54	0.9	(153)
				8,668
10/2/2022 - 10/29/2022	0.2	$174.47	0.2	(46)
				8,622
10/30/2022 - 11/26/2022	0.4	$179.94	0.4	(67)
				8,555
11/27/2022 - 12/31/2022	0.3	$182.84	0.3	(55)
Total	1.8	$174.04	1.8	$8,500
(a)All shares were repurchased in open market transactions pursuant to the $10 billion repurchase program authorized by our Board and publicly announced on February 10, 2022, which commenced on February 11, 2022 and will expire on February 28, 2026. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
Discussion in this Form 10-K includes results of operations and financial condition for 2022 and 2021 and year-over-year comparisons between 2022 and 2021. For discussion on results of operations and financial condition pertaining to 2020 and year-over-year comparisons between 2021 and 2020, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2021.
OUR BUSINESS
Executive Overview
PepsiCo is a leading global beverage and convenient food company with a complementary portfolio of brands, including Lay’s, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
As a global company with deep local ties, we faced many of the same challenges in 2022 as our consumers, customers, and competitors across the world, including supply chain disruptions; inflationary pressures; shifting consumer preferences and behaviors; another year of the COVID-19 pandemic; a worsening climate crisis; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility, including the deadly conflict in Ukraine; and an evolving regulatory landscape.
To meet the challenges of today – and those of tomorrow – we are driven by an approach called pep+ (PepsiCo Positive). pep+ is a strategic end-to-end transformation of our business, with sustainability and human capital at the center of how the company will strive to create growth and value by operating within planetary boundaries and inspiring positive change for the planet and people. pep+ guides how we are working to transform our business operations, from sourcing ingredients and making and selling products in a more sustainable way, to leveraging our more than one billion connections with consumers each day to take sustainability mainstream and engage people to make choices that are better for themselves and the planet.
pep+ drives action and progress across three key pillars, bringing together a number of industry-leading 2030 sustainability goals under a comprehensive framework:
•Positive Agriculture: We are working to spread regenerative practices to restore the earth across seven million acres of land, an area approximately equal to our entire agricultural footprint, sustainably source key crops and ingredients, and improve the livelihoods of more people in our agricultural supply chain. In 2022, we elevated a number of external strategic partnerships and key engagements with this focus, including a partnership with Archer Daniels Midland Company (ADM) to scale regenerative agriculture across our shared supply chains, up to 2 million acres; a research agreement with MIT to develop a more precise measurement of the greenhouse gas impact of regenerative agriculture practices; a strategic engagement with Corteva focused on agriculture sustainability, new substrates, and affordability in food corn and vegetable oils; and a joint effort with a start-up called N-Drip to scale advantaged micro irrigation technology that can provide water-saving, crop-enhancing benefits to farmers around the world.

•Positive Value Chain: We are working to build a circular and inclusive value chain through actions to: achieve net-zero emissions by 2040; become net water positive by 2030; and introduce more sustainable packaging into the value chain. Our packaging goals include cutting virgin plastic per serving, using more recycled content in our plastic packaging, and scaling our SodaStream business globally, potentially eliminating the need for more than 200 billion plastic bottles by 2030. In 2022, we also announced a new global packaging goal intended to double the percentage of all beverage servings delivered through reusable models from 10% to 20% by 2030. Additionally, we are making progress on our diversity, equity and inclusion journey around the world. And we continue to empower each one of our approximately 315,000 employees to make a positive impact in their communities through our global workforce volunteering program, One Smile at a Time.
•Positive Choices: We continue working to evolve our portfolio of convenient food & beverage products so that they are better for the planet and people, including by incorporating more diverse ingredients in both new and existing products, prioritizing chickpeas, plant-based proteins and whole grains; expanding our position in the nuts & seeds category; accelerating our reduction of added sugars and sodium through the use of science-based targets across our portfolio; and offering more products with healthier oils. We are also continuing to scale new business models that require little or no single-use packaging, including the iconic SodaStream, already sold in more than 45 countries, and the new SodaStream Professional platform, allowing users to personalize their choices in reusable containers at home or on the go.
We believe these priorities will position our Company for long-term sustainable growth.
See also “Item 1A. Risk Factors” for further information about risks and uncertainties that the Company faces.
Our Operations
See “Item 1. Business” for information on our divisions and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers, competition, research and development, regulatory matters and human capital. In addition, see Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.
Other Relationships
Certain members of our Board also serve on the boards of certain vendors and customers. These Board members do not participate in our vendor selection and negotiations nor in our customer negotiations. Our transactions with these vendors and customers are in the normal course of business and are consistent with terms negotiated with other vendors and customers. In addition, certain of our employees serve on the boards of Pepsi Bottling Ventures LLC and other affiliated companies of PepsiCo and do not receive incremental compensation for such services.
Our Business Risks
Risks Associated with Commodities and Our Supply Chain
During 2022, we continued to experience significantly higher operating costs, including on transportation, labor and commodity (including energy) costs, which we expect to continue in 2023. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the deadly conflict in Ukraine, the COVID-19 pandemic, the inflationary cost environment, adverse weather conditions, supply chain disruptions

(including raw material shortages) and labor shortages, have impacted and may continue to impact transportation, labor and commodity availability and costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.
Risks Associated with Climate Change
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation of greenhouse gas emissions and potential carbon pricing programs. These new or increased legal or regulatory requirements, along with initiatives to meet our sustainability goals, could result in significant increased costs and additional investments in facilities and equipment. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations.
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
See Notes 1 and 4 to our consolidated financial statements for a discussion of impairment charges recognized in the year ended December 31, 2022.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the deadly conflict in Ukraine. The conflict has continued to result in worldwide geopolitical and macroeconomic uncertainty, and certain of our operations in Ukraine remain suspended. We have suspended sales to our customers of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia. Our operations in Russia accounted for 5% and 4% of our consolidated net revenue for the year ended December 31, 2022 and December 25, 2021, respectively. Russia accounted for 4% and 5% of our consolidated assets, including 9% and 1% of our consolidated cash and cash equivalents, and 32% and 35% of our accumulated currency translation adjustment loss as of December 31, 2022 and December 25, 2021, respectively. Our operations in Ukraine accounted for 0.2% and 0.5% of our consolidated net revenue for the year ended December 31, 2022 and December 25, 2021, respectively. Ukraine accounted for 0.1% and 0.3% of our consolidated assets as of December 31, 2022 and December 25, 2021, respectively.

The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 4 to our consolidated financial statements for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the year ended December 31, 2022.
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
Retail Landscape
Our industry continues to be affected by disruption of the retail landscape, including the continued growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We have seen and expect to continue to see a further shift to e-commerce, online-to-

offline and other online purchasing by consumers, including as a result of the COVID-19 pandemic. We continue to monitor changes in the retail landscape and seek to identify actions we may take to build our global e-commerce and digital capabilities, such as expanding our direct-to-consumer business, and distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
See also “Item 1A. Risk Factors,” “Executive Overview” above and “Market Risks” below for more information about these risks and the actions we have taken to address key challenges.
Risk Management Framework
The achievement of our strategic and operating objectives involves risks, many of which evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations and foster a corporate culture of integrity and risk awareness, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. Throughout the year, the Board and relevant Committees of the Board receive updates from management with respect to various enterprise risk management issues and dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail, including risks related to cybersecurity, food safety, sustainability, human capital management (including diversity, equity and inclusion) and supply chain and commodity inflation. The Board receives and provides feedback on regular updates from management regarding the Company’s top risks, including updates from members of management responsible for overseeing impacted areas (for example, the Global Chief Information Officer and Chief Information Security Officer), governance processes associated with managing these risks, the status of projects to strengthen the Company’s risk mitigation efforts and recent incidents impacting the industry and threat landscape. Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, the Board believes it is useful and effective for the full Board to maintain direct oversight over cybersecurity matters. In evaluating top risks, the Board and management consider short-, medium- and long-term potential impacts on the Company’s business, financial condition and results of operations, including looking at the internal and external environment when evaluating risks, risk amplifiers and emerging trends, and considers the risk horizon as part of prioritizing the Company’s risk mitigation efforts. The Board receives updates through presentations, memos and other written materials, teleconferences and other appropriate means of communication, with numerous opportunities for discussion and feedback, and continuously evaluates its approach in addressing top risks as circumstances evolve. For example, as part of risk updates to the Board and relevant Committees during 2022, the Board or its relevant Committee were provided updates on the impact of disruptive events, such as the Russia-Ukraine conflict, COVID-19 and supply chain disruption and commodity inflation. The Board also receives periodic updates from external experts and advisers on global macroeconomic trends and conditions that may impact the Company’s strategy and financial performance, including geopolitical conflicts, economic instability, labor market trends, changing consumer behavior, retail disruption and digitalization.
The Board has tasked designated Committees of the Board with oversight of certain categories of risk management, and the Committees report to the Board regularly on these matters.
◦The Audit Committee of the Board reviews and assesses the guidelines and policies governing PepsiCo’s risk management and oversight processes, and assists the Board’s oversight of financial, compliance and employee safety risks facing PepsiCo. The Audit Committee also assists the Board’s oversight of the Company’s compliance with legal and regulatory requirements and the Chief Compliance & Ethics Officer, who reports to the General Counsel, meets regularly with the Audit Committee, including in executive session without management present;
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
•The PepsiCo Risk Committee (PRC) meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board. The PRC is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer, General Counsel, Sector Chief Executive Officers and the heads of Corporate Affairs, Human Resources, Research & Development, Information Technology, Sustainability, Strategy, Transformation, International Beverages, Commercial, Global Operations, Marketing and Financial Planning & Analysis;
•Division and key market risk committees, comprised of cross-functional senior management teams, meet regularly to identify, assess, prioritize and address division and country-specific business risks;
•PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the division and key country risk committees, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board, the Audit Committee of the Board and other Committees of the Board;
•PepsiCo’s Internal Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and
•PepsiCo’s Compliance & Ethics and Law Departments lead and coordinate our compliance policies and practices.
•PepsiCo’s Disclosure Committee, comprised of the General Counsel, Controller and heads of Internal Audit, Financial Planning & Analysis and Investor Relations, evaluates information from PepsiCo’s integrated risk management framework as part of the Disclosure Committee’s monitoring of the integrity and effectiveness of the Company’s disclosure controls and procedures. PepsiCo’s risk oversight processes and disclosure controls and procedures are designed to appropriately escalate key risks to the Board as well as to analyze potential risks for disclosure.

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
The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 9 to our consolidated financial statements for further discussion of these derivatives and our hedging policies. The fair value of our indefinite-lived intangible assets is impacted by changes in market conditions, including interest rates and inflationary, deflationary and recessionary conditions. See “Our Critical Accounting Policies and Estimates” for a discussion of the exposure of our goodwill and other intangible assets and pension and retiree medical plan assets and liabilities to risks related to market fluctuations.
Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Item 1A. Risk Factors” for further discussion.
Commodity Prices
Our commodity derivatives had a total notional value of $1.8 billion as of December 31, 2022 and $1.6 billion as of December 25, 2021. At the end of 2022, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2022 by $176 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 43% of our consolidated net revenue in 2022, with Mexico, Russia, Canada, China, the United Kingdom and South Africa, collectively, comprising approximately 23% of our consolidated net revenue in 2022. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2022, unfavorable foreign exchange reduced net revenue growth by 3 percentage points, primarily due to declines in the Turkish lira, euro, Egyptian pound, British pound sterling and South African rand, partially offset by an appreciation of the Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Russia, Turkey and Ukraine, and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments.

Our foreign currency derivatives had a total notional value of $3.0 billion as of December 31, 2022 and $2.8 billion as of December 25, 2021. At the end of 2022, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains in 2022 by $298 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $2.9 billion as of December 31, 2022 and $2.1 billion as of December 25, 2021.
Interest Rates
Our interest rate derivatives had a total notional value of $1.3 billion as of December 31, 2022 and $2.1 billion as of December 25, 2021. Assuming year-end 2022 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2022 by $48 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.
OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Beginning in 2022, unit volume growth adjusts for the impacts of acquisitions, divestitures and other structural changes. Further, our fiscal 2022 results include an additional week (53rd reporting week). Unit volume growth excludes the impact of the 53rd reporting week.
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
Convenient food volume includes volume sold by us and our noncontrolled affiliates of convenient food products bearing company-owned or licensed trademarks. Internationally, we measure convenient food product volume in kilograms, while in North America we measure convenient food product volume in pounds. FLNA makes, markets, distributes and sells Sabra refrigerated dips and spreads through a joint venture with Strauss Group.

Consolidated Net Revenue and Operating Profit

	2022	2021	Change
Net revenue	$86,392	$79,474	9%
Operating profit	$11,512	$11,162	3%
Operating margin	13.3%	14.0%	(0.7)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 3% while operating margin declined 0.7 percentage points. Operating profit growth was primarily driven by net revenue growth and productivity savings, partially offset by certain operating cost increases and a 42-percentage-point impact of higher commodity costs. The loss of net revenue due to the Juice Transaction reduced operating profit growth by 3 percentage points and was partially offset by a 1-percentage-point contribution from the 53rd reporting week.
Operating profit growth also reflects a 13-percentage-point unfavorable impact of impairment charges related to certain indefinite-lived intangible assets due to an increase in the weighted-average cost of capital as well as our most current estimates of future financial performance (other impairment charges), a 12-percentage-point unfavorable impact of the charges associated with the Russia-Ukraine conflict and a 6-percentage-point unfavorable impact of impairment on intangible assets, investment and property, plant and equipment and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands and to sell an investment (brand portfolio impairment charges). These impacts were partially offset by a 29-percentage-point contribution from the gain associated with the Juice Transaction.
The operating margin decline primarily reflects the unfavorable impacts of other impairment charges, the charges associated with the Russia-Ukraine conflict and the brand portfolio impairment charges, partially offset by the gain associated with the Juice Transaction.
Juice Transaction
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. These juice businesses delivered approximately $3 billion in net revenue in 2021. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. See Note 13 to our consolidated financial statements for further information.
Other Consolidated Results

	2022	2021	Change
Other pension and retiree medical benefits income	$132	$522	$(390)
Net interest expense and other	$(939)	$(1,863)	$924
Annual tax rate	16.1%	21.8%
Net income attributable to PepsiCo	$8,910	$7,618	17%
Net income attributable to PepsiCo per common share – diluted	$6.42	$5.49	17%
Other pension and retiree medical benefits income decreased $390 million, primarily due to higher settlement losses compared to the prior year.
Net interest expense and other decreased $924 million, reflecting the prior-year charge of $842 million related to our cash tender offers, higher interest rates on average cash balances and lower average debt balances, partially offset by losses on the market value of investments used to economically hedge a portion of our deferred compensation liability and higher interest rates on debt.

The reported tax rate decreased 5.7 percentage points, primarily reflecting the impact of the Juice Transaction and adjustments to reserves for uncertain tax positions as a result of the Internal Revenue Service (IRS) audit.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	2022
		Impact of				Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	53rd reporting week	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	19%	—	—	(2)	17%	—	17
QFNA	15%	0.5	—	(2)	13%	(3)	16
PBNA	4%	—	9	(2)	11%	1	10
LatAm	21%	—	1	—	21%	5	16
Europe	(2)%	9	5	—	12%	(7)	19
AMESA	6%	12	2	—	20%	4	16
APAC	4%	5	2	—	11%	4	6
Total	9%	3	4	(1)	14%	—	14
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions, divestitures and other structural changes and the 53rd reporting week. In certain instances, the impact of organic volume growth on net revenue growth differs from the unit volume growth disclosed in the following divisional discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, temporary timing differences between BCS and CSE. We report net revenue from our franchise-owned beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.

Operating Profit/(Loss), Operating Profit/(Loss) Adjusted for Items Affecting Comparability and Operating Profit/(Loss) Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit/(loss) adjusted for items affecting comparability and operating profit/(loss) performance adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For further information on these measures, see “Non-GAAP Measures” and “Items Affecting Comparability.”
Operating Profit/(Loss) and Operating Profit/(Loss) Adjusted for Items Affecting Comparability

	2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges	Core, Non-GAAP Measure(b)
FLNA	$6,135	$—	$46	$—	$—	$88	$6,269
QFNA	604	—	7	—	—	—	611
PBNA	5,426	—	68	51	(3,029)	160	2,676
LatAm	1,627	—	32	—	—	71	1,730
Europe	(1,380)	—	109	14	(292)	2,932	1,383
AMESA	666	—	12	3	—	190	871
APAC	537	—	16	—	—	177	730
Corporate unallocated expenses	(2,103)	62	90	6	—	—	(1,945)
Total	$11,512	$62	$380	$74	$(3,321)	$3,618	$12,325

	2021
		Items Affecting Comparability(a)
	Reported, GAAP Measure(b)	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(c)	Core, Non-GAAP Measure(b)
FLNA	$5,633	$—	$28	$2	$5,663
QFNA	578	—	—	—	578
PBNA	2,442	—	20	11	2,473
LatAm	1,369	—	37	—	1,406
Europe	1,292	—	81	8	1,381
AMESA	858	—	15	10	883
APAC	673	—	7	4	684
Corporate unallocated expenses	(1,683)	19	49	(39)	(1,654)
Total	$11,162	$19	$237	$(4)	$11,414
(a)See “Items Affecting Comparability.”
(b)Includes charges taken as a result of the COVID-19 pandemic. See Note 1 to our consolidated financial statements for further information.
(c)In 2021, income amount primarily relates to gains associated with the contingent consideration in connection with our acquisition of Rockstar Energy Beverages (Rockstar). This impact is partially offset by divestiture-related charges associated with the Juice Transaction. See Note 13 to our consolidated financial statements for further information.

Operating Profit/(Loss) Performance and Operating Profit/(Loss) Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2022
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	9%	—	—	—	—	1.5	11%	—	11%
QFNA	4.5%	—	1	—	—	—	6%	—	6%
PBNA	122%	—	2	2	(124)	7	8%	—	9%
LatAm	19%	—	—	—	—	4.5	23%	—	23%
Europe	(207)%	—	2	0.5	(23)	228	—%	7	7%
AMESA	(22)%	—	—	(1)	—	23	(1)%	9	7%
APAC	(20)%	—	1	(0.5)	—	26	7%	4	11%
Corporate unallocated expenses	25%	(2.5)	(2)	(2.5)	—	—	18%	—	18%
Total	3%	—	1	1	(29)	31	8%	2	10%
(a)See “Items Affecting Comparability.”
(b)Amounts may not sum due to rounding.
FLNA
Net revenue grew 19%, primarily driven by effective net pricing and a 2-percentage-point contribution from the 53rd reporting week.
Unit volume decreased 1%, primarily reflecting a double-digit decline in our Sabra joint venture products and a low-single-digit decline in variety packs, partially offset by low-single-digit growth in trademark Doritos and double-digit growth in trademark Popcorners.
Operating profit increased 9%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, a 17-percentage-point impact of higher commodity costs, primarily cooking oil, potatoes and seasoning, and higher advertising and marketing expenses. Additionally, impairment charges associated with a baked fruit convenient food brand reduced operating profit growth by 1.5 percentage points (other impairment charges). The 53rd reporting week contributed 2 percentage points to operating profit growth.
QFNA
Net revenue grew 15%, primarily driven by effective net pricing and a 2-percentage-point contribution from the 53rd reporting week, partially offset by a decrease in organic volume.
Unit volume declined 3%, primarily reflecting mid-single-digit declines in oatmeal and ready-to-eat cereals and a high-single-digit decline in pancake syrups and mixes, partially offset by mid-single-digit growth in rice/pasta sides and low-single-digit growth in bars.
Operating profit grew 4.5%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by a 37-percentage-point impact of higher commodity costs, primarily grains and packaging materials, certain operating cost increases, including incremental transportation costs, the decrease in organic volume and higher advertising and marketing expenses. The 53rd reporting week contributed 2 percentage points to operating profit growth.

PBNA
Net revenue increased 4%, primarily driven by effective net pricing and an increase in organic volume. The 53rd reporting week contributed 2 percentage points to net revenue growth offset by a 9-percentage-point unfavorable impact of lower net revenue due to the Juice Transaction.
Unit volume grew slightly, driven by a 1% increase in our NCB volume, offset by a 1% decrease in CSD volume. The NCB volume increase primarily reflected a mid-single-digit increase in Gatorade sports drinks, partially offset by a double-digit decrease in our energy portfolio.
Operating profit increased 122%, primarily reflecting a 124-percentage-point impact of the gain of $3.0 billion associated with the Juice Transaction, partially offset by a 2-percentage-point impact of related transaction costs. Operating profit growth was also driven by the net revenue growth and productivity savings, partially offset by certain operating cost increases, including incremental transportation and information technology costs, and a 42-percentage-point impact of higher commodity costs, primarily aluminum and resin. A current-year gain associated with the sale of an asset and the 53rd reporting week contributed 6 percentage points and 2 percentage points, respectively, to operating profit growth. Additionally, operating profit growth was reduced by a 15-percentage-point impact of the lower net revenue due to the Juice Transaction.
As a result of our decision to terminate the agreement with Vital Pharmaceuticals, Inc. to distribute Bang energy drinks, we recorded impairment and other related charges which reduced operating profit growth by 7 percentage points (brand portfolio impairment charges).
LatAm
Net revenue increased 21%, primarily reflecting effective net pricing and organic volume growth.
Convenient foods unit volume grew 3.5%, primarily reflecting mid-single-digit growth in Mexico, partially offset by a low-single-digit decline in Brazil.
Beverage unit volume grew 6%, primarily reflecting double-digit growth in Argentina. Additionally, Brazil, Guatemala, Chile and Mexico each experienced mid-single-digit growth.
Operating profit increased 19%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point favorable impact of lower charges taken as a result of the COVID-19 pandemic. These impacts were partially offset by certain operating cost increases, a 41-percentage-point impact of higher commodity costs, primarily cooking oil, packaging materials and grains, and higher advertising and marketing expenses. Additionally, impairment and other charges associated with the sale of certain non-strategic brands reduced operating profit growth by 4.5 percentage points (brand portfolio impairment charges).
Europe
Net revenue decreased 2%, reflecting a 9-percentage-point impact of unfavorable foreign exchange, an organic volume decline and a 4.5-percentage-point unfavorable impact of the Juice Transaction, partially offset by effective net pricing.
Convenient foods unit volume declined 4%, primarily reflecting double-digit declines in Russia and Ukraine and a mid-single-digit decline in Poland, partially offset by low-single-digit growth in the United Kingdom and France and mid-single-digit growth in Turkey. Additionally, the Netherlands experienced a low-single-digit decline.
Beverage unit volume declined 7%, primarily reflecting double-digit declines in Russia, Ukraine and Germany, partially offset by low-single-digit growth in France. Additionally, the United Kingdom experienced a low-single-digit decline and Turkey experienced a mid-single-digit decline.

Operating profit decreased 207%, primarily reflecting a 110-percentage-point unfavorable impact of charges associated with the Russia-Ukraine conflict, a 98-percentage-point unfavorable impact of impairment charges related to the SodaStream brand (other impairment charges) and a 20-percentage-point unfavorable impact primarily related to the impairment of intangible assets due to the discontinuation or repositioning of certain juice and dairy brands in Russia (brand portfolio impairment charges), partially offset by a 23-percentage-point favorable impact of the gain associated with the Juice Transaction. Operating profit performance was also negatively impacted by a 91-percentage-point impact of higher commodity costs, primarily packaging materials, raw milk and potatoes, certain operating cost increases, the organic volume decline, a 4-percentage-point impact of less favorable settlements of promotional spending accruals compared to the prior year and a 4-percentage-point impact of payments to employees for a change in pension benefits. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit performance by 7 percentage points.
AMESA
Net revenue increased 6%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 3-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Pioneer Food Group Ltd.’s (Pioneer Foods) reporting calendar with that of our AMESA division. Unfavorable foreign exchange reduced net revenue growth by 12 percentage points.
Convenient foods unit volume grew 2%, primarily reflecting double-digit growth in the Middle East and Pakistan and high-single-digit growth in India, partially offset by a low-single-digit decline in South Africa.
Beverage unit volume grew 14%, primarily reflecting double-digit growth in India. Additionally, the Middle East experienced high-single-digit growth, Nigeria experienced low-single-digit growth and Pakistan experienced double-digit growth.
Operating profit decreased 22%, primarily reflecting a 19-percentage-point impact of impairment and other charges associated with our decision to sell or discontinue certain non-strategic brands and an investment (brand portfolio impairment charges) and a 4-percentage-point impact of impairment charges primarily related to certain juice brands from the Pioneer Foods acquisition (other impairment charges). Operating profit performance was also negatively impacted by a 74-percentage-point impact of higher commodity costs, primarily packaging materials, grains and cooking oil, certain operating cost increases and higher advertising and marketing expenses, partially offset by the net revenue growth and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 9 percentage points.
APAC
Net revenue increased 4%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 2-percentage-point unfavorable impact of an extra month of net revenue in 2021 as we aligned Hangzhou Haomusi Food Co., Ltd.’s (Be & Cheery) reporting calendar with that of our APAC division. Unfavorable foreign exchange reduced net revenue growth by 5 percentage points.
Convenient foods unit volume grew 3%, primarily reflecting low-single-digit growth in China and Australia and mid-single-digit growth in Thailand, partially offset by a low-single-digit decline in Taiwan.
Beverage unit volume grew 8%, primarily reflecting double-digit growth in Vietnam. Additionally, China experienced mid-single-digit growth, Thailand experienced low-single-digit growth and the Philippines experienced high-single-digit growth.
Operating profit decreased 20%, primarily reflecting a 25-percentage-point impact of impairment charges related to the Be & Cheery brand (other impairment charges). Operating profit performance was also negatively impacted by a 25-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, certain operating cost increases and higher advertising and marketing expenses, partially offset by the net revenue growth and productivity savings. Additionally, prior-year impairment charges associated with an equity method investment positively contributed 3 percentage points to operating profit performance. Unfavorable foreign exchange negatively impacted operating profit performance by 4 percentage points.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges associated with mergers, acquisitions, divestitures and other structural changes; gains associated with divestitures; asset impairment charges (non-cash); pension and retiree medical-related amounts (including all settlement and curtailment gains and losses); charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; and remeasurements of net monetary assets. Prior to the fourth quarter of 2021, certain immaterial pension and retiree medical-related settlement and curtailment gains and losses were not considered items affecting comparability. Pension and retiree medical-related service cost, interest cost, expected return on plan assets, and other net periodic pension costs continue to be reflected in our core results. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-K.
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
The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits income, net interest expense and other, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan), charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, impairment and other charges comprised of Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges, the impact of settlement and curtailment gains and losses related to pension and retiree medical plans, a charge related to cash tender offers, tax benefit related to the IRS audit and tax expense related to the Tax Cuts and Jobs Act (TCJ Act) (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions, divestitures and other structural changes, and every five or six years, the impact of the 53rd reporting week, including in our 2022 financial results. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, including the impact in 2021 of an extra month of net revenue for our acquisitions of Pioneer Foods in our AMESA division and Be & Cheery in our APAC division as we aligned the reporting calendars of these acquisitions with those of our divisions, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$40,576	$45,816	$34,459	$(3,321)	$3,166	$11,512	$132	$1,727	$68	$8,910
Items Affecting Comparability
Mark-to-market net impact	(52)	52	(10)	—	—	62	—	14	—	48
Restructuring and impairment charges	(33)	33	(347)	—	—	380	31	77	1	333
Acquisition and divestiture-related charges	—	—	(74)	—	—	74	6	14	—	66
Gain associated with the Juice Transaction	—	—	—	3,321	—	(3,321)	—	(433)	—	(2,888)
Impairment and other charges	(201)	201	(251)	—	(3,166)	3,618	—	671	—	2,947
Pension and retiree medical-related impact	—	—	—	—	—	—	307	69	—	238
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	319	—	(319)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	—	86
Core, Non-GAAP Measure	$40,290	$46,102	$33,777	$—	$—	$12,325	$476	$2,372	$69	$9,421

	2021
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Net interest expense and other	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$37,075	$42,399	$31,237	$11,162	$522	$(1,863)	$2,142	$61	$7,618
Items Affecting Comparability
Mark-to-market net impact	(39)	39	20	19	—	—	5	—	14
Restructuring and impairment charges	(29)	29	(208)	237	10	—	41	1	205
Acquisition and divestiture-related charges	(1)	1	5	(4)	—	—	23	—	(27)
Pension and retiree medical-related impact	—	—	—	—	12	—	1	—	11
Charge related to cash tender offers	—	—	—	—	—	842	165	—	677
Tax expense related to the TCJ Act	—	—	—	—	—	—	(190)	—	190
Core, Non-GAAP Measure	$37,006	$42,468	$31,054	$11,414	$544	$(1,021)	$2,187	$62	$8,688
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	2022		2021		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$6.42		$5.49		17%
Mark-to-market net impact	0.03		0.01
Restructuring and impairment charges	0.24		0.15
Acquisition and divestiture-related charges	0.05		(0.02)
Gain associated with the Juice Transaction	(2.08)		—
Impairment and other charges	2.12		—
Pension and retiree medical-related impact	0.17		0.01
Charge related to cash tender offers	—		0.49
Tax benefit related to the IRS audit	(0.23)		—
Tax expense related to the TCJ Act	0.06		0.14
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$6.79	(a)	$6.26	(a)	9%
Impact of foreign exchange translation					2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					11%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in the fourth quarter of 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through December 31, 2022, we have incurred pre-tax charges of $1.5 billion, including cash expenditures of $1.0 billion. In our 2023 financial results, we expect to incur pre-tax charges and cash expenditures of approximately $600 million each. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2023 through 2024 financial results, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our consolidated financial statements for further information related to our 2019 Productivity Plan. We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales), merger and integration charges and costs associated with divestitures (recorded in selling, general and administrative expenses). Merger and integration charges include liabilities to support socioeconomic programs in South Africa, gains associated with contingent consideration, employee-related costs, contract termination costs, closing costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
See Note 13 to our consolidated financial statements for further information.
Gain Associated with the Juice Transaction
We recognized a gain associated with the Juice Transaction in our PBNA and Europe divisions.
See Note 13 to our consolidated financial statements for further information.
Impairment and Other Charges
We recognized Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges as described below.
Russia-Ukraine Conflict Charges
In connection with the deadly conflict in Ukraine, we recognized charges related to indefinite-lived intangible assets and property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs.
See Notes 1 and 4 to our consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized intangible asset, investment and property, plant and equipment impairments and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands and to sell an investment.
See Notes 1 and 4 to our consolidated financial statements for further information.

Other Impairment Charges
We recognized impairment charges related to certain of our indefinite-lived intangible assets which reflect an increase in the weighted-average cost of capital as well as our most current estimates of future financial performance.
See Notes 1 and 4 to our consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact primarily includes settlement charges related to lump sum distributions exceeding the total of annual service and interest costs, as well as curtailment gains.
See Notes 7 and 13 to our consolidated financial statements for further information.
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
See Note 5 to our consolidated financial statements for further information.
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

Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Item 1A. Risk Factors,” “Our Business Risks” and Note 1 to our consolidated financial statements for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
As of December 31, 2022, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of December 31, 2022, our mandatory transition tax liability was $2.6 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $309 million of this liability in 2023. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. We were informed by the participating financial institutions that as of both December 31, 2022 and December 25, 2021, $1.5 billion of our accounts payable to suppliers who participate in these financing arrangements are outstanding. These supply chain finance arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future.
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

The table below summarizes our cash activity:

	2022	2021
Net cash provided by operating activities	$10,811	$11,616
Net cash used for investing activities	$(2,430)	$(3,269)
Net cash used for financing activities	$(8,523)	$(10,780)
Operating Activities
In 2022, net cash provided by operating activities was $10.8 billion, compared to $11.6 billion in the prior year. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons and higher net cash tax payments, partially offset by favorable operating profit performance and lower pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
In 2022, net cash used for investing activities was $2.4 billion, primarily reflecting net capital spending of $5.0 billion and our investment in Celsius Holdings, Inc. (Celsius) convertible preferred stock and agreement to distribute Celsius energy drinks of $0.8 billion, partially offset by proceeds associated with the Juice Transaction of $3.5 billion.
In 2021, net cash used for investing activities was $3.3 billion, primarily reflecting net capital spending of $4.5 billion, partially offset by maturities of short-term investments with maturities greater than three months of $1.1 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division; see Notes 4 and 9 to our consolidated financial statements for further discussion of our agreement with and investment in Celsius; and see Note 13 to our consolidated financial statements for further discussion of our acquisitions.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2022, net cash used for financing activities was $8.5 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $6.2 billion and share repurchases of $1.5 billion, payments of long-term debt borrowings of $2.5 billion and debt redemptions/cash tender offers of $1.7 billion, partially offset by proceeds from issuances of long-term debt of $3.4 billion.
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
We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 9, 2023, we announced a 10.0% increase in our annualized dividend to $5.06 per share from $4.60 per share, effective with the dividend expected to be paid in June 2023. We expect to return a total of approximately $7.7 billion to shareholders in 2023, comprising dividends of approximately $6.7 billion and share repurchases of approximately $1.0 billion.

Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	2022	2021	Change
Net cash provided by operating activities, GAAP measure	$10,811	$11,616	(7)%
Capital spending	(5,207)	(4,625)
Sales of property, plant and equipment	251	166
Free cash flow, non-GAAP measure	$5,855	$7,157	(18)%
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
Material Changes in Line Items in Our Consolidated Financial Statements
Material changes in line items in our consolidated statement of income are discussed in “Results of Operations – Consolidated Review,” “Results of Operations – Division Review” and “Items Affecting Comparability.”
Material changes in line items in our consolidated statement of cash flows are discussed in “Our Liquidity and Capital Resources.”

Material changes in line items in our consolidated balance sheet are discussed below:

2022 Change(a)
Decrease in cash and cash equivalents (b)	$(0.6)
Increase in accounts and notes receivable, net (c)	$1.5
Increase in inventories (d)	$0.9
Decrease in assets held for sale (e)	$(1.8)
Increase in property, plant and equipment, net (f)	$1.9
Decrease in other indefinite-lived intangible assets (g)	$(2.8)
Increase in investments in noncontrolled affiliates (h)	$0.7
Increase in other assets (i)	$0.8
Decrease in short-term debt obligations (j)	$(0.9)
Increase in accounts payable and other current liabilities (k)	$2.2
Decrease in liabilities held for sale (e)	$(0.8)
Decrease in deferred income taxes (l)	$(0.7)
Decrease in other liabilities (m)	$(0.8)
(a)In billions.
(b)See consolidated statement of cash flows.
(c)Primarily reflects strong revenue performance across much of our portfolio in 2022. See Note 14 to our consolidated financial statements for further information.
(d)Primarily reflects higher commodity costs in 2022. See Note 14 to our consolidated financial statements for further information.
(e)Reflects closing of the Juice Transaction. See Note 13 to our consolidated financial statements for further information.
(f)Primarily reflects capital spending, partially offset by depreciation. See Notes 1 and 14 to our consolidated financial statements for further information.
(g)Primarily reflects impairments. See Notes 1 and 4 to our consolidated financial statements for further information.
(h)Primarily reflects closing of the Juice Transaction. See Note 13 to our consolidated financial statements for further information.
(i)Primarily reflects our investment in Celsius convertible preferred stock. See Note 9 to our consolidated financial statements for further information.
(j)Primarily reflects debt payments and redemptions, partially offset by debt maturing within one year. See Note 8 to our consolidated financial statements for further information.
(k)Primarily reflects higher commodity costs and capital expenditures in 2022. See Note 14 to our consolidated financial statements for further information.
(l)Primarily reflects certain impairments and the capitalization of research and development expenses under the TCJ Act, partially offset by the deferred tax impacts of our Juice Transaction. See Note 5 to our consolidated financial statements for further information.
(m)Primarily reflects changes related to pension and retiree medical plans. See Note 7 to our consolidated financial statements for further information.
Material changes in equity line items are discussed in our consolidated statement of equity and notes 7 and 11 to our consolidated financial statements.

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2022	2021
Net income attributable to PepsiCo	$8,910	$7,618
Interest expense	1,119	1,988
Tax on interest expense	(248)	(441)
	$9,781	$9,165

Average debt obligations (a)	$39,595	$42,341
Average common shareholders’ equity (b)	17,785	14,924
Average invested capital	$57,380	$57,265

ROIC, non-GAAP measure	17.0%	16.0%
(a)Includes a quarterly average of short-term and long-term debt obligations.
(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2022	2021
ROIC, non-GAAP measure	17.0%	16.0%
Impact of:
Average cash, cash equivalents and short-term investments	2.1	2.2
Interest income	(0.3)	(0.2)
Tax on interest income	0.1	—
Mark-to-market net impact	0.1	0.1
Restructuring and impairment charges	0.3	0.2
Acquisition and divestiture-related charges	0.1	(0.1)
Gain associated with the Juice Transaction	(3.3)	—
Impairment and other charges	3.7	—
Pension and retiree medical-related impact	0.3	(0.1)
Charge related to cash tender offers	(0.2)	—
Tax benefit related to the IRS audit	(0.4)	—
Tax expense related to the TCJ Act	0.1	0.3
Core Net ROIC, non-GAAP measure	19.6%	18.4%
OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An appreciation of our critical accounting policies and estimates is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including the business and economic uncertainty resulting from the Russia-Ukraine conflict and the high interest rate and inflationary cost environment, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies and estimates with our Audit Committee.

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
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of a high interest rate and inflationary cost environment), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers.
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
Goodwill and Other Intangible Assets
We sell products under a number of brand names, many of which were developed by us. Brand development costs are expensed as incurred. We also purchase brands and other intangible assets in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands and other intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions, including those related to the Russia-Ukraine conflict and a high interest rate and inflationary cost environment, based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.
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
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to the Russia-Ukraine conflict and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the Russia-Ukraine conflict and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
In 2022, we recorded $1.3 billion ($1.1 billion after-tax or $0.78 per share) of indefinite-lived intangible asset impairment charges related to the SodaStream brand in Europe. As a result, its carrying value as of December 31, 2022 is equal to its fair value and the brand is at a heightened risk of future impairment if certain assumptions and estimates were to change. For example, a mutually exclusive 100-basis-point increase in the discount rate and a 100-basis-point decrease in the perpetuity growth rate used to estimate the fair value of the SodaStream brand would result in an additional estimated impairment charge of approximately $0.2 billion and $0.1 billion, respectively. We will continue to monitor the performance of the SodaStream brand and goodwill, as well as all of our indefinite-lived intangible assets.
Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.
See Notes 2 and 4 to our consolidated financial statements for further information.
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

In 2022, our annual tax rate was 16.1% compared to 21.8% in 2021. See “Other Consolidated Results” for further information.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2023	2022	2021
Pension
Service cost discount rate (a)	5.5%	3.2%	2.6%
Interest cost discount rate (a)	5.4%	2.9%	1.9%
Expected rate of return on plan assets (a)	7.0%	6.3%	6.2%
Expected rate of salary increases	3.3%	3.1%	3.1%
Retiree medical
Service cost discount rate	5.4%	2.8%	2.3%
Interest cost discount rate	5.3%	2.1%	1.6%
Expected rate of return on plan assets	7.1%	5.7%	5.4%
Current health care cost trend rate	5.5%	5.8%	5.5%
(a)2022 rates reflect remeasurement of a U.S. qualified defined benefit pension plan in the second quarter of 2022.
In 2022, lump sum distributions exceeded the total of annual service and interest cost and triggered pre-tax settlement charges for certain U.S defined pension plans. In addition, we expect the recognition of fixed income losses on plan assets, partially offset by higher discount rates, to increase our pension and retiree medical expense in 2023.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2023 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$13
Expected rate of return	$38
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
We made a discretionary contribution of $125 million to a U.S. qualified defined benefit plan in January 2023 and expect to make an additional $125 million in the third quarter of 2023.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
(in millions except per share amounts)

	2022	2021	2020
Net Revenue	$86,392	$79,474	$70,372
Cost of sales	40,576	37,075	31,797
Gross profit	45,816	42,399	38,575
Selling, general and administrative expenses	34,459	31,237	28,453
Gain associated with the Juice Transaction (see Note 13)	(3,321)	—	—
Impairment of intangible assets (see Notes 1 and 4)	3,166	—	42
Operating Profit	11,512	11,162	10,080
Other pension and retiree medical benefits income	132	522	117
Net interest expense and other	(939)	(1,863)	(1,128)
Income before income taxes	10,705	9,821	9,069
Provision for income taxes	1,727	2,142	1,894
Net income	8,978	7,679	7,175
Less: Net income attributable to noncontrolling interests	68	61	55
Net Income Attributable to PepsiCo	$8,910	$7,618	$7,120
Net Income Attributable to PepsiCo per Common Share
Basic	$6.45	$5.51	$5.14
Diluted	$6.42	$5.49	$5.12
Weighted-average common shares outstanding
Basic	1,380	1,382	1,385
Diluted	1,387	1,389	1,392

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
(in millions)

	2022	2021	2020
Net income	$8,978	$7,679	$7,175
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(643)	(369)	(650)
Net change on cash flow hedges	(158)	155	7
Net pension and retiree medical adjustments	389	770	(532)
Other	4	22	(1)
	(408)	578	(1,176)
Comprehensive income	8,570	8,257	5,999
Less: Comprehensive income attributable to noncontrolling interests	64	61	55
Comprehensive Income Attributable to PepsiCo	$8,506	$8,196	$5,944

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
(in millions)

	2022	2021	2020
Operating Activities
Net income	$8,978	$7,679	$7,175
Depreciation and amortization	2,763	2,710	2,548
Gain associated with the Juice Transaction	(3,321)	—	—
Impairment and other charges	3,618	—	—
Operating lease right-of-use asset amortization	517	505	478
Share-based compensation expense	343	301	264
Restructuring and impairment charges	411	247	289
Cash payments for restructuring charges	(224)	(256)	(255)
Acquisition and divestiture-related charges	80	(4)	255
Cash payments for acquisition and divestiture-related charges	(46)	(176)	(131)
Pension and retiree medical plan expenses	419	123	408
Pension and retiree medical plan contributions	(384)	(785)	(562)
Deferred income taxes and other tax charges and credits	(873)	298	361
Tax expense related to the TCJ Act	86	190	—
Tax payments related to the TCJ Act	(309)	(309)	(78)
Change in assets and liabilities:
Accounts and notes receivable	(1,763)	(651)	(420)
Inventories	(1,142)	(582)	(516)
Prepaid expenses and other current assets	118	159	26
Accounts payable and other current liabilities	1,842	1,762	766
Income taxes payable	57	30	(159)
Other, net	(359)	375	164
Net Cash Provided by Operating Activities	10,811	11,616	10,613

Investing Activities
Capital spending	(5,207)	(4,625)	(4,240)
Sales of property, plant and equipment	251	166	55
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(873)	(61)	(6,372)
Proceeds associated with the Juice Transaction	3,456	—	—
Other divestitures, sales of investments in noncontrolled affiliates and other assets	49	169	6
Short-term investments, by original maturity:
More than three months - purchases	(291)	—	(1,135)
More than three months - maturities	150	1,135	—
Three months or less, net	24	(58)	27
Other investing, net	11	5	40
Net Cash Used for Investing Activities	(2,430)	(3,269)	(11,619)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
(in millions)

	2022	2021	2020
Financing Activities
Proceeds from issuances of long-term debt	$3,377	$4,122	$13,809
Payments of long-term debt	(2,458)	(3,455)	(1,830)
Debt redemptions/cash tender offers	(1,716)	(4,844)	(1,100)
Short-term borrowings, by original maturity:
More than three months - proceeds	1,969	8	4,077
More than three months - payments	(1,951)	(397)	(3,554)
Three months or less, net	(31)	434	(109)
Payments of acquisition-related contingent consideration	—	(773)	—
Cash dividends paid	(6,172)	(5,815)	(5,509)
Share repurchases - common	(1,500)	(106)	(2,000)
Proceeds from exercises of stock options	138	185	179
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(107)	(92)	(96)
Other financing	(72)	(47)	(48)
Net Cash (Used for)/Provided by Financing Activities	(8,523)	(10,780)	3,819
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(465)	(114)	(129)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(607)	(2,547)	2,684
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,707	8,254	5,570
Cash and Cash Equivalents and Restricted Cash, End of Year	$5,100	$5,707	$8,254

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 31, 2022 and December 25, 2021
(in millions except per share amounts)

	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$4,954	$5,596
Short-term investments	394	392
Accounts and notes receivable, net	10,163	8,680
Inventories	5,222	4,347
Prepaid expenses and other current assets	806	980
Assets held for sale	—	1,788
Total Current Assets	21,539	21,783
Property, Plant and Equipment, net	24,291	22,407
Amortizable Intangible Assets, net	1,277	1,538
Goodwill	18,202	18,381
Other Indefinite-Lived Intangible Assets	14,309	17,127
Investments in Noncontrolled Affiliates	3,073	2,350
Deferred Income Taxes	4,204	4,310
Other Assets	5,292	4,481
Total Assets	$92,187	$92,377

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$3,414	$4,308
Accounts payable and other current liabilities	23,371	21,159
Liabilities held for sale	—	753
Total Current Liabilities	26,785	26,220
Long-Term Debt Obligations	35,657	36,026
Deferred Income Taxes	4,133	4,826
Other Liabilities	8,339	9,154
Total Liabilities	74,914	76,226
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,377 and 1,383 shares, respectively)	23	23
Capital in excess of par value	4,134	4,001
Retained earnings	67,800	65,165
Accumulated other comprehensive loss	(15,302)	(14,898)
Repurchased common stock, in excess of par value (490 and 484 shares, respectively)	(39,506)	(38,248)
Total PepsiCo Common Shareholders’ Equity	17,149	16,043
Noncontrolling interests	124	108
Total Equity	17,273	16,151
Total Liabilities and Equity	$92,187	$92,377

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
(in millions except per share amounts)

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,383	$23	1,380	$23	1,391	$23
Change in repurchased common stock	(6)	—	3	—	(11)	—
Balance, end of year	1,377	23	1,383	23	1,380	23
Capital in Excess of Par Value
Balance, beginning of year		4,001		3,910		3,886
Share-based compensation expense		346		302		263
Stock option exercises, RSUs and PSUs converted		(102)		(118)		(143)
Withholding tax on RSUs and PSUs converted		(107)		(92)		(96)
Other		(4)		(1)		—
Balance, end of year		4,134		4,001		3,910
Retained Earnings
Balance, beginning of year		65,165		63,443		61,946
Cumulative effect of accounting changes		—		—		(34)
Net income attributable to PepsiCo		8,910		7,618		7,120
Cash dividends declared - common (a)		(6,275)		(5,896)		(5,589)
Balance, end of year		67,800		65,165		63,443
Accumulated Other Comprehensive Loss
Balance, beginning of year		(14,898)		(15,476)		(14,300)
Other comprehensive (loss)/income attributable to PepsiCo		(404)		578		(1,176)
Balance, end of year		(15,302)		(14,898)		(15,476)
Repurchased Common Stock
Balance, beginning of year	(484)	(38,248)	(487)	(38,446)	(476)	(36,769)
Share repurchases	(9)	(1,500)	(1)	(106)	(15)	(2,000)
Stock option exercises, RSUs and PSUs converted	3	240	4	303	4	322
Other	—	2	—	1	—	1
Balance, end of year	(490)	(39,506)	(484)	(38,248)	(487)	(38,446)
Total PepsiCo Common Shareholders’ Equity		17,149		16,043		13,454
Noncontrolling Interests
Balance, beginning of year		108		98		82
Net income attributable to noncontrolling interests		68		61		55
Distributions to noncontrolling interests		(69)		(49)		(44)
Acquisitions		21		—		5
Other, net		(4)		(2)		—
Balance, end of year		124		108		98
Total Equity		$17,273		$16,151		$13,552

(a) Cash dividends declared per common share were $4.5250, $4.2475 and $4.0225 for 2022, 2021 and 2020, respectively.

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation and Our Divisions
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally 50% or less. Intercompany balances and transactions are eliminated. As a result of exchange restrictions and other operating restrictions, we do not have control over our Venezuelan subsidiaries. As such, our Venezuelan subsidiaries are not included within our consolidated financial results for any period presented.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for indefinite-lived intangible assets, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. Additionally, the business and economic uncertainty resulting from the Russia-Ukraine conflict and the high interest rate and inflationary cost environment has made such estimates and assumptions more difficult to calculate. As future events and their effect cannot be determined with precision, actual results could differ significantly from those estimates.
Our fiscal year ends on the last Saturday of each December, resulting in a 53rd reporting week every five or six years, including in our 2022 financial results. While our North America financial results are reported on a weekly calendar basis, substantially all of our international operations reported on a monthly calendar basis prior to the fourth quarter of 2021. Beginning in the fourth quarter of 2021, all of our international operations reported on a monthly calendar basis. This change did not have a material impact on our consolidated financial statements. The following chart details our quarterly reporting schedule for 2022, reflecting the additional week in the fourth quarter:

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
6)Africa, Middle East and South Asia (AMESA), which includes all of our beverage and convenient food businesses in Africa, the Middle East and South Asia; and
7)Asia Pacific, Australia, and New Zealand and China region (APAC), which includes all of our beverage and convenient food businesses in Asia Pacific, Australia and New Zealand, and China region.
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
The allocation of share-based compensation expense of each division is as follows:

	2022	2021	2020
FLNA	13%	13%	13%
QFNA	1%	1%	1%
PBNA	20%	19%	18%
LatAm	6%	5%	6%
Europe	11%	13%	16%
AMESA	5%	6%	6%
APAC	3%	2%	2%
Corporate unallocated expenses	41%	41%	38%
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
Net Revenue and Operating Profit/(Loss)
Net revenue and operating profit/(loss) of each division are as follows:

	Net Revenue			Operating Profit/(Loss)
	2022	2021	2020	2022(a)	2021	2020
FLNA	$23,291	$19,608	$18,189	$6,135	$5,633	$5,340
QFNA	3,160	2,751	2,742	604	578	669
PBNA (b)	26,213	25,276	22,559	5,426	2,442	1,937
LatAm	9,779	8,108	6,942	1,627	1,369	1,033
Europe (b)	12,724	13,038	11,922	(1,380)	1,292	1,353
AMESA (c)	6,438	6,078	4,573	666	858	600
APAC (c)	4,787	4,615	3,445	537	673	590
Total division	86,392	79,474	70,372	13,615	12,845	11,522
Corporate unallocated expenses	—	—	—	(2,103)	(1,683)	(1,442)
Total	$86,392	$79,474	$70,372	$11,512	$11,162	$10,080
(a)See below for impairment and other charges taken related to the Russia-Ukraine conflict, brand portfolio impairment and other impairment.
(b)In 2022, we recorded a gain of $3,029 million and $292 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,888 million or $2.08 per share. See Note 13 for further information.
(c)In 2021, the increase in net revenue in our AMESA and APAC divisions reflect our acquisitions of Pioneer Foods and Be & Cheery, respectively. See Note 13 for further information.

Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	2022		2021		2020
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%	10%	90%
Europe	50%	50%	55%	45%	55%	45%
AMESA	30%	70%	30%	70%	30%	70%
APAC	25%	75%	20%	80%	25%	75%
PepsiCo	40%	60%	45%	55%	45%	55%

(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is approximately 35% of our consolidated net revenue in 2022 and approximately 40% of our consolidated net revenue in 2021 and 2020. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages
Impairment and Other Charges
We recognized Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges as described below.
A summary of pre-tax charges taken in 2022 in our Europe division as a result of the Russia-Ukraine conflict is as follows:

	Russia-Ukraine conflict charges
	Cost of sales	Selling, general and administrative expenses	Impairment of intangible assets(a)	Total
Impairment charges related to intangible assets	$—	$—	$1,198	$1,198
Impairment charges related to property, plant and equipment	103	22	—	125
Allowance for expected credit losses	—	12	—	12
Allowance for inventory write downs	28	1	—	29
Other	9	42	—	51
Total	$140	$77	$1,198	$1,415
After-tax amount				$1,124
Impact on net income attributable to PepsiCo per common share				$(0.81)
(a)See Note 4 for further information. For information on our policies for indefinite-lived intangible assets, see Note 2.

A summary of pre-tax charges taken in 2022 as a result of our decision to reposition or discontinue the sale/distribution of certain brands and to sell an investment is as follows:

	Brand portfolio impairment charges
	Cost of sales	Selling, general and administrative expenses	Impairment of intangible assets(a)	Total
PBNA	$26	$8	$126	$160	Impairment and other charges associated with distribution rights and inventory due to the termination of Bang energy drinks distribution agreement
LatAm	—	35	36	71	Loss on sale and impairment of intangible assets related to the sale of certain non-strategic brands
Europe	1	10	242	253	Primarily impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia
AMESA	29	121	9	159	Primarily impairment of investment, property, plant and equipment and intangible assets related to the sale or discontinuation of non-strategic investment and brands
APAC	5	—	—	5	Impairment of property, plant and equipment related to the discontinuation of a non-strategic brand in China
Total	$61	$174	$413	$648
After-tax amount				$522
Impact on net income attributable to PepsiCo per common share				$(0.38)
(a)See Note 4 for further information. For information on our policies for indefinite-lived intangible assets, see Note 2.
A summary of pre-tax impairment charges taken in 2022 as a result of our quantitative assessments of certain of our indefinite-lived intangible assets is as follows:

	Other impairment charges
	Impairment of intangible assets(a)
FLNA	$88	Related to a baked fruit convenient food brand
Europe	1,264	Related to the SodaStream brand
AMESA	31	Primarily related to certain juice brands from the Pioneer Foods acquisition
APAC	172	Related to the Be & Cheery brand
Total	$1,555
After-tax amount	$1,301
Impact on net income attributable to PepsiCo per common share	$(0.94)
(a)See Note 4 for further information. For information on our policies for indefinite-lived intangible assets, see Note 2.

COVID-19 Charges
Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic related to incremental employee compensation costs, such as certain leave benefits and labor costs, employee protection costs, allowances for expected credit losses and upfront payments to customers and their related adjustments for changes in estimates as conditions improve, inventory write-downs, product returns and other expenses. These pre-tax charges by division are as follows:

	COVID-19 charges
	2022	2021	2020
FLNA	$25	$56	$229
QFNA	1	2	15
PBNA (a)	23	(11)	304
LatAm	15	64	102
Europe	5	21	88
AMESA	5	7	33
APAC	21	9	3
Total	$95	$148	$774
(a)Income amount primarily relates to adjustments for changes in estimates of allowances for expected credit losses and upfront payments to customers, due to improved projected default rates and lower at-risk balances.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, tax-related contingent consideration, certain acquisition and divestiture-related charges, certain gains and losses on equity investments, as well as certain other items.
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2022	2021	2022	2021	2020
FLNA	$11,042	$9,763	$1,464	$1,411	$1,189
QFNA	1,245	1,101	93	92	85
PBNA	40,286	37,801	1,714	1,275	1,245
LatAm	7,886	7,272	581	461	390
Europe	16,230	18,472	668	752	730
AMESA	6,143	6,125	307	325	252
APAC	5,452	5,654	241	203	230
Total division	88,284	86,188	5,068	4,519	4,121
Corporate (a)	3,903	6,189	139	106	119
Total	$92,187	$92,377	$5,207	$4,625	$4,240
(a)Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment, pension plan assets and tax assets. In 2022, the change in assets was primarily due to a decrease in cash and cash equivalents.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2022	2021	2020	2022	2021	2020
FLNA	$11	$11	$10	$653	$594	$550
QFNA	—	—	—	47	46	41
PBNA	22	25	28	930	926	899
LatAm	3	4	4	306	283	251
Europe	30	37	40	357	364	350
AMESA	4	5	3	179	181	149
APAC	8	9	5	92	102	91
Total division	78	91	90	2,564	2,496	2,331
Corporate	—	—	—	121	123	127
Total	$78	$91	$90	$2,685	$2,619	$2,458
Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2022	2021	2020	2022	2021
United States	$49,390	$44,545	$40,800	$38,240	$36,324
Mexico	5,472	4,580	3,924	1,933	1,720
Russia	4,118	3,426	3,009	2,538	3,751
Canada	3,536	3,405	2,989	2,678	2,846
China (b)	2,752	2,679	1,732	1,517	1,745
United Kingdom	1,844	2,102	1,882	847	906
South Africa (c)	1,837	2,008	1,282	1,327	1,389
All other countries	17,443	16,729	14,754	12,885	13,399
Total	$86,392	$79,474	$70,372	$61,965	$62,080
(a)Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets, investments in noncontrolled affiliates and other investments included in other assets. See Notes 2 and 14 for further information on property, plant and equipment. See Notes 2 and 4 for further information on goodwill and other intangible assets. See Note 14 for further information on other assets. Investments in noncontrolled affiliates are evaluated for impairment upon a significant change in the operating or macroeconomic environment. These assets are reported in the country where they are primarily used.
(b)In 2021, the increase in net revenue reflects our acquisition of Be & Cheery. See Note 13 for further information.
(c)In 2021, the increase in net revenue reflects our acquisition of Pioneer Foods. See Note 13 for further information.
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
We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information (including the expected impact of a high interest rate and inflationary cost environment), leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers.
We are exposed to concentration of credit risk from our major customers, including Walmart. We have not experienced credit issues with these customers. In 2022, sales to Walmart and its affiliates (including Sam’s) represented approximately 14% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart.
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
The terms of most of our incentive arrangements do not exceed one year and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $242 million as of December 31, 2022 and $262 million as of December 25, 2021 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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

Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $5.2 billion in 2022, $5.1 billion in 2021 and $4.6 billion in 2020, including advertising expenses of $3.5 billion in both 2022 and 2021, and $3.0 billion in 2020. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $40 million and $53 million as of December 31, 2022 and December 25, 2021, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $15.0 billion in 2022, $13.7 billion in 2021 and $11.9 billion in 2020.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $123 million in 2022, $135 million in 2021 and $152 million in 2020. Net capitalized software and development costs were $1.1 billion and $0.8 billion as of December 31, 2022 and December 25, 2021, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $771 million, $752 million and $719 million in 2022, 2021 and 2020, respectively, and are reported within selling, general and administrative expenses.
Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to the Russia-Ukraine conflict and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the Russia-Ukraine conflict and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
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

Recently Issued Accounting Pronouncements - Not Yet Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. We will adopt the guidance when effective.
Note 3 — Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in the fourth quarter of 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	2022	2021	2020
Cost of sales	$33	$29	$30
Selling, general and administrative expenses	347	208	239
Other pension and retiree medical benefits expense	31	10	20
Total restructuring and impairment charges	$411	$247	$289
After-tax amount	$334	$206	$231
Impact on net income attributable to PepsiCo per common share	$(0.24)	$(0.15)	$(0.17)

	2022	2021	2020	Plan to Date through 12/31/2022
FLNA	$46	$28	$83	$210
QFNA	7	—	5	19
PBNA	68	20	47	226
LatAm	32	37	31	171
Europe	109	81	48	343
AMESA	12	15	14	82
APAC	16	7	5	77
Corporate	90	49	36	229
	380	237	269	1,357
Other pension and retiree medical benefits income	31	10	20	98
Total	$411	$247	$289	$1,455

Plan to Date through 12/31/2022
Severance and other employee costs	$807
Asset impairments	190
Other costs	458
Total	$1,455
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2019	$128	$—	$21	$149
2020 restructuring charges	158	33	98	289
Cash payments (a)	(138)	—	(117)	(255)
Non-cash charges and translation	(26)	(33)	3	(56)
Liability as of December 26, 2020	122	—	5	127
2021 restructuring charges	120	32	95	247
Cash payments (a)	(163)	—	(93)	(256)
Non-cash charges and translation	(15)	(32)	—	(47)
Liability as of December 25, 2021	64	—	7	71
2022 restructuring charges	243	33	135	411
Cash payments (a)	(90)	—	(134)	(224)
Non-cash charges and translation	(29)	(33)	—	(62)
Liability as of December 31, 2022	$188	$—	$8	$196
(a)Excludes cash expenditures of $1 million in 2022 and $2 million in both 2021 and 2020, reported in the cash flow statement in pension and retiree medical plan contributions.
Substantially all of the restructuring accrual at December 31, 2022 is expected to be paid by the end of 2023.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.

We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on additional impairment charges, see Notes 1 and 4 for brand portfolio impairment charges, other impairment charges and Russia-Ukraine conflict charges.
Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2022			2021			2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights (a)	56 – 60	$837	$(200)	$637	$976	$(187)	$789
Customer relationships	10 – 24	571	(237)	334	623	(227)	396
Brands	20 – 40	1,097	(973)	124	1,151	(989)	162
Other identifiable intangibles	10 – 24	447	(265)	182	451	(260)	191
Total		$2,952	$(1,675)	$1,277	$3,201	$(1,663)	$1,538
Amortization expense				$78			$91	$90
(a)Decrease is primarily due to the write-off of our distribution rights for Bang energy drinks. See Note 1 for further information.
Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 31, 2022 and using average 2022 foreign exchange rates, is expected to be as follows:

	2023	2024	2025	2026	2027
Five-year projected amortization	$77	$76	$74	$67	$64
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
Indefinite-Lived Intangible Assets
In the first quarter of 2022, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (included in brand portfolio impairment charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets in the year ended December 31, 2022. See Note 1 for further information.

In the second quarter of 2022, macroeconomic factors, sanctions and other regulations as a result of the Russia-Ukraine conflict indicated a material deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in Russia, primarily assumptions underlying the weighted-average cost of capital. These factors required us to perform a quantitative assessment, despite the absence of a material adverse impact on these assets’ financial performance (e.g., sales, operating profit, cash flows). The fair value of our indefinite-lived intangible assets in Russia was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeds the fair value, with the decrease in the fair value primarily attributable to a significant increase in the weighted-average cost of capital, which reflects the macroeconomic uncertainty in Russia. As a result of the quantitative assessment, we recorded pre-tax impairment charges of $1.2 billion ($958 million after-tax or $0.69 per share) in impairment of intangible assets, related to our juice and dairy brands in Russia in our Europe division, in the year ended December 31, 2022. See Note 1 for further information.
As discussed in Note 2, we perform our annual impairment assessment on indefinite-lived intangible assets during our third quarter. The annual impairment assessment on indefinite-lived intangible assets performed in the third quarter of 2022, based on best available market information and our internal forecasts and operating plans at the time, resulted in no impairment.
In the fourth quarter of 2022, macroeconomic conditions including a high interest rate and inflationary cost environment, coupled with recent business performance, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in various markets, primarily assumptions underlying the weighted-average cost of capital and the impact of economic uncertainty on current and future financial performance, and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value, which reflects the increase in the weighted-average cost of capital as well as our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions). As a result of the quantitative assessment, we recorded pre-tax impairment charges of $1.6 billion ($1.3 billion after-tax or $0.94 per share) in impairment of intangible assets, primarily related to the SodaStream brand in our Europe division, in the year ended December 31, 2022. See Note 1 for further information.
As of December 31, 2022, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at PBNA exceeded their carrying values. However, there could be an impairment of the carrying value of PBNA’s reacquired and acquired franchise rights, as well as further impairment to the carrying value of the SodaStream brand and goodwill, if future sales and their contributions to operating profit do not achieve our expected future cash flows (including perpetuity growth assumptions) or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value.
We did not recognize any impairment charges for goodwill in each of the years ended December 31, 2022, December 25, 2021 and December 26, 2020. We did not recognize any impairment charges for indefinite-lived intangible assets in the year ended December 25, 2021. In 2020, we recognized pre-tax impairment charges of $42 million, primarily related to a coconut water brand in PBNA.
For further information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2021	Acquisitions/(Divestitures)	Translation and Other	Balance, End of 2021	Acquisitions/(Divestitures)	Impairment	Translation and Other	Balance, End of 2022
FLNA (a)
Goodwill	$465	$(8)	$1	$458	$—	$—	$(7)	$451
Brands	340	—	—	340	—	(88)	(1)	251
Total	805	(8)	1	798	—	(88)	(8)	702
QFNA
Goodwill	189	—	—	189	—	—	—	189
Brands	—	—	—	—	—	—	—	—
Total	189	—	—	189	—	—	—	189
PBNA (b)
Goodwill	12,189	(216)	1	11,974	—	—	(27)	11,947
Reacquired franchise rights	7,107	—	—	7,107	—	—	(46)	7,061
Acquired franchise rights	1,536	1	1	1,538	230	—	(10)	1,758
Brands (c)	3,122	(290)	(324)	2,508	—	—	—	2,508
Total	23,954	(505)	(322)	23,127	230	—	(83)	23,274
LatAm
Goodwill	458	—	(25)	433	—	—	3	436
Brands (d)	108	(1)	(7)	100	—	(29)	4	75
Total	566	(1)	(32)	533	—	(29)	7	511
Europe (e)
Goodwill (f)	3,806	(28)	(78)	3,700	—	—	(54)	3,646
Reacquired franchise rights (f)	496	(23)	(32)	441	—	—	(20)	421
Acquired franchise rights (f)	172	—	(14)	158	—	(1)	(9)	148
Brands (g) (h)	4,072	—	182	4,254	—	(2,684)	94	1,664
Total	8,546	(51)	58	8,553	—	(2,685)	11	5,879
AMESA
Goodwill	1,096	(2)	(31)	1,063	14	—	(62)	1,015
Brands (i)	214	—	(9)	205	—	(36)	(13)	156
Total	1,310	(2)	(40)	1,268	14	(36)	(75)	1,171
APAC
Goodwill	554	3	7	564	—	—	(46)	518
Brands (c) (j)	445	—	31	476	—	(172)	(37)	267
Total	999	3	38	1,040	—	(172)	(83)	785

Total goodwill	18,757	(251)	(125)	18,381	14	—	(193)	18,202
Total reacquired franchise rights	7,603	(23)	(32)	7,548	—	—	(66)	7,482
Total acquired franchise rights	1,708	1	(13)	1,696	230	(1)	(19)	1,906
Total brands	8,301	(291)	(127)	7,883	—	(3,009)	47	4,921
Total	$36,369	$(564)	$(297)	$35,508	$244	$(3,010)	$(231)	$32,511
(a)Acquisitions/divestitures in 2021 primarily reflect purchase price allocation adjustments related to our acquisition of BFY Brands, Inc. (BFY Brands). Impairment in 2022 is related to a baked fruit convenient food brand.
(b)Acquisitions/divestitures in 2021 primarily reflect assets reclassified as held for sale in connection with our Juice Transaction. See Note 13 for further information. Acquisitions/divestitures in 2022 primarily reflect our agreement with Celsius to distribute Celsius energy drinks in the United States. See Note 9 for further information.
(c)Translation and other in 2021 primarily reflects the allocation of the Rockstar brand to the respective divisions, which was finalized in 2021 as part of purchase price allocation.
(d)Impairment in 2022 is related to the sale of certain non-strategic brands. See Note 1 for further information.
(e)Acquisitions/divestitures in 2021 primarily reflect assets reclassified as held for sale in connection with our Juice Transaction. See Note 13 for further information.

(f)Translation and other primarily reflects the depreciation of the euro in 2021 and the depreciation of British pound and euro, partially offset by appreciation of the Russian ruble in 2022.
(g)Impairment in 2022 is related to the SodaStream brand, the decrease in fair value as a result of the Russia-Ukraine conflict and the discontinuation or repositioning of certain juice and dairy brands in Russia.
(h)Translation and other in 2021 reflects the allocation of the Rockstar brand from PBNA, which was finalized in 2021 as part of purchase price allocation, partially offset by the depreciation of the euro.
(i)Impairment in 2022 is primarily related to certain juice brands from the Pioneer Foods acquisition.
(j)Impairment in 2022 is related to the Be & Cheery brand.
Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2022	2021	2020
United States	$7,305	$3,740	$4,070
Foreign	3,400	6,081	4,999
	$10,705	$9,821	$9,069
The provision for income taxes consisted of the following:

	2022	2021	2020
Current:
U.S. Federal	$1,137	$702	$715
Foreign	1,027	955	932
State	246	44	110
	2,410	1,701	1,757
Deferred:
U.S. Federal	22	375	273
Foreign	(709)	(14)	(167)
State	4	80	31
	(683)	441	137
	$1,727	$2,142	$1,894
A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2022	2021	2020
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.8	1.0	1.2
Lower taxes on foreign results	(1.5)	(1.6)	(0.8)
One-time mandatory transition tax - TCJ Act	0.8	1.9	—
Juice Transaction	(2.4)	—	—
Tax settlements	(3.0)	—	—
Other, net	(0.6)	(0.5)	(0.5)
Annual tax rate	16.1%	21.8%	20.9%
Tax Cuts and Jobs Act
In 2022, we recorded $86 million ($0.06 per share) of net tax expense related to the TCJ Act as a result of correlating adjustments related to a partial audit settlement with the IRS for tax years 2014 through 2019. In 2021, we recorded $190 million ($0.14 per share) of net tax expense related to the TCJ Act as a result of adjustments related to the final assessment of the 2014 through 2016 IRS audit. There were no tax amounts recognized in 2020 related to the TCJ Act.

As of December 31, 2022, our mandatory transition tax liability was $2.6 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $309 million in 2022, $309 million in 2021 and $78 million in 2020. We currently expect to pay approximately $309 million of this liability in 2023.
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
Other Tax Matters
In 2021, we received a final assessment from the IRS audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. As a result of the analysis of the 2014 through 2016 final assessment, we remeasured all applicable reserves for uncertain tax positions for all years open under the statute of limitations, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax expense of $112 million ($0.08 per share) in 2021.
In 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we reduced our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax benefit of $233 million ($0.17 per share) in 2022. Tax years 2014 through 2019 remain under audit for other issues.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.
On May 19, 2019, a public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (TRAF), effective January 1, 2020. The enactment of certain provisions of the TRAF resulted in adjustments to our deferred taxes. During 2020, we recorded a net tax benefit of $72 million ($0.05 per share) related to the adoption of the TRAF in the Swiss Canton of Bern.

Deferred tax liabilities and assets are comprised of the following:

	2022	2021
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	2,126	2,036
Recapture of net operating losses	492	504
Pension liabilities	189	216
Right-of-use assets	534	450
Investment in TBG	186	—
Other	232	254
Gross deferred tax liabilities	4,337	4,038

Deferred tax assets
Net carryforwards	5,342	4,974
Intangible assets other than nondeductible goodwill	1,614	1,111
Share-based compensation	120	98
Retiree medical benefits	118	147
Other employee-related benefits	349	379
Deductible state tax and interest benefits	144	149
Lease liabilities	534	450
Capitalized research and development	150	—
Other	1,050	842
Gross deferred tax assets	9,421	8,150
Valuation allowances	(5,013)	(4,628)
Deferred tax assets, net	4,408	3,522
Net deferred tax (assets)/liabilities	$(71)	$516
A summary of our valuation allowance activity is as follows:

	2022	2021	2020
Balance, beginning of year	$4,628	$4,686	$3,599
Provision	492	(9)	1,082
Other (deductions)/additions	(107)	(49)	5
Balance, end of year	$5,013	$4,628	$4,686

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2021	2014-2019
Mexico	2014-2021	2014-2017
United Kingdom	2020-2021	None
Canada (Domestic)	2016-2021	2016-2019
Canada (International)	2010-2021	2010-2019
Russia	2019-2021	None
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
As of December 31, 2022, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.9 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $292 million as of December 31, 2022, of which $4 million of tax benefit was recognized in 2022. The gross amount of interest accrued, reported in other liabilities, was $326 million as of December 25, 2021, of which $3 million of tax benefit was recognized in 2021.
A reconciliation of unrecognized tax benefits is as follows:

	2022	2021
Balance, beginning of year	$1,900	$1,621
Additions for tax positions related to the current year	228	222
Additions for tax positions from prior years	206	681
Reductions for tax positions from prior years	(357)	(558)
Settlement payments	(53)	(25)
Statutes of limitations expiration	(36)	(39)
Translation and other	(21)	(2)
Balance, end of year	$1,867	$1,900
Carryforwards and Allowances
Operating loss carryforwards totaling $32.2 billion as of December 31, 2022 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2023, $27.6 billion between 2024 and 2041 and $4.4 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.
Undistributed International Earnings
As of December 31, 2022, we had approximately $9 billion of undistributed international earnings. We intend to continue to reinvest $9 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
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
As of December 31, 2022, 37 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2022	2021	2020
Share-based compensation expense - equity awards	$343	$301	$264
Share-based compensation expense - liability awards	30	20	11
Acquisition and divestiture-related charges	3	—	—
Restructuring charges	—	1	(1)
Total	$376	$322	$274
Income tax benefits recognized in earnings related to share-based compensation	$62	$57	$48
Excess tax benefits related to share-based compensation	$44	$38	$35
As of December 31, 2022, there was $396 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2022	2021	2020
Expected life	7 years	7 years	6 years
Risk-free interest rate	1.9%	1.1%	0.9%
Expected volatility	16%	14%	14%
Expected dividend yield	2.5%	3.1%	3.4%
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
A summary of our stock option activity for the year ended December 31, 2022 is as follows:

	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 25, 2021	10,142	$110.54
Granted	2,422	$163.54
Exercised	(1,578)	$87.33
Forfeited/expired	(482)	$146.13
Outstanding at December 31, 2022	10,504	$124.63	6.08	$588,549
Exercisable at December 31, 2022	4,892	$101.02	3.50	$389,547
Expected to vest as of December 31, 2022	5,267	$144.58	8.29	$190,040
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
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.
A summary of our RSU and PSU activity for the year ended December 31, 2022 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 25, 2021	5,977	$127.45
Granted	2,263	$163.02
Converted	(2,051)	$120.03
Forfeited	(475)	$141.64
Outstanding at December 31, 2022 (b)	5,714	$143.02	1.24	$1,032,222
Expected to vest as of December 31, 2022 (c)	5,979	$141.94	1.17	$1,080,138
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding PSUs for which the vesting period has not ended as of December 31, 2022, at the threshold, target and maximum award levels were zero, 1 million and 2 million, respectively.
(c)Represents the number of outstanding awards expected to vest, including estimated performance adjustments on all outstanding PSUs as of December 31, 2022.
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

A summary of our long-term cash activity for the year ended December 31, 2022 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(b)	Contractual Life Remaining (years)
Outstanding at December 25, 2021	$45,792
Granted	18,182
Vested	(11,364)
Forfeited	(2,356)
Outstanding at December 31, 2022 (c)	$50,254	$68,167	1.17
Expected to vest as of December 31, 2022	$46,841	$65,835	1.15
(a)In thousands, disclosed at target.
(b)In thousands, based on the most recent valuation as of December 31, 2022.
(c)The outstanding awards for which the vesting period has not ended as of December 31, 2022, at the threshold, target and maximum award levels based on the achievement of its market conditions were zero, $50 million and $101 million, respectively.
Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2022	2021	2020
Stock Options
Total number of options granted (a)	2,422	2,157	1,847
Weighted-average grant-date fair value of options granted	$19.72	$9.88	$8.31
Total intrinsic value of options exercised (a)	$134,580	$153,306	$155,096
Total grant-date fair value of options vested (a)	$9,661	$10,605	$8,652
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,263	2,636	2,496
Weighted-average grant-date fair value of RSUs/PSUs granted	$163.02	$131.81	$131.21
Total intrinsic value of RSUs/PSUs converted (a)	$329,705	$273,878	$303,165
Total grant-date fair value of RSUs/PSUs vested (a)	$196,649	$198,469	$235,523
(a)In thousands.
As of December 31, 2022 and December 25, 2021, there were approximately 307,000 and 299,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
Note 7 — Pension, Retiree Medical and Savings Plans
Effective December 31, 2022, we merged two U.S. qualified defined benefit pension plans, PepsiCo Employees Retirement Plan I (Plan I), mostly inactive participants, and PepsiCo Employees Retirement Plan A (Plan A), mostly active participants, with Plan I remaining. The accrued benefits offered to the plans’ participants were unchanged. The merger was made to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses of the merged plan will be amortized over the average remaining life expectancy of participants. There is no material impact to pre-tax pension benefits expense from this merger.
In 2022, we transferred pension and retiree medical obligations of $145 million and related assets to TBG in connection with the Juice Transaction. See Note 13 for further information.

In 2021, we adopted a change to the Canadian defined benefit plans to freeze pension accruals for salaried participants, effective January 1, 2024, and to close the hourly plan to new non-union employees hired on or after January 1, 2022. After the effective date, all salaried participants receive an employer contribution to the defined contribution plan based on age and years of service regardless of employee contribution and the opportunity to receive employer contributions to match employee contributions up to defined limits. We also adopted a change to the U.K. defined benefit plan to freeze pension accruals for all participants effective March 31, 2022. After the effective date, participants have the opportunity to receive employer contributions to match employee contributions up to defined limits. Pre-tax pension benefits expense will decrease after the effective dates, partially offset by contributions to defined contribution plans.
In 2021, we adopted a change to the U.S. qualified defined benefit plans to transfer certain participants from Plan A to Plan I, effective January 1, 2022. The accrued benefits offered to the plans’ participants were unchanged. There was no material impact to pre-tax pension benefits expense from this transaction.
In 2020, we adopted an amendment to the U.S. defined benefit pension plans to freeze benefit accruals for salaried participants, effective December 31, 2025. Since 2011, salaried new hires are not eligible to participate in the defined benefit plan. After the effective date, all salaried participants receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution and the opportunity to receive employer contributions to match employee contributions up to defined limits. As a result of this amendment, pre-tax pension benefits expense decreased $70 million in 2021, primarily impacting corporate unallocated expenses.
In 2020, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans that resulted in the transfer of certain participants from Plan A to Plan I and to a newly created plan, PepsiCo Employees Retirement Hourly Plan (Plan H), effective January 1, 2021. The accrued benefits offered to the plans’ participants were unchanged. The reorganization facilitated a more targeted investment strategy and provided additional flexibility in evaluating opportunities to reduce risk and volatility. There was no material impact to pre-tax pension benefits expense as a result of this reorganization.
In 2020, we adopted an amendment, effective January 1, 2021, to enhance the pay credit benefits of certain participants in Plan H. As a result of this amendment, pre-tax pension benefits expense increased $45 million in 2021, primarily impacting service cost expense.
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual and expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss within common shareholders’ equity. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in Plan A (approximately 9 years), Plan H (approximately 11 years) and retiree medical (approximately 9 years), and the remaining life expectancy for participants in Plan I (approximately 27 years). In 2023, we expect the average remaining service life for participants in Plan H to be approximately 11 years and the average remaining life expectancy for participants in Plan I to be approximately 26 years.
The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits (expense)/income on a straight-line basis over the average remaining service life for participants in Plan H, and the remaining life expectancy for participants in Plan I, except that prior service cost/(credit) for salaried participants subject to the freeze is amortized on a straight-line basis over the period up to the effective date of the freeze.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation
Obligation at beginning of year	$16,216	$16,753	$4,175	$4,430	$954	$1,006
Service cost	487	518	64	104	37	33
Interest cost	434	324	90	74	19	15
Plan amendments	10	23	—	3	—	—
Participant contributions	—	—	2	3	—	—
Experience gain	(3,989)	(215)	(1,284)	(178)	(198)	(17)
Benefit payments	(412)	(976)	(127)	(106)	(81)	(83)
Settlement/curtailment	(1,109)	(220)	(5)	(99)	(14)	—
Special termination benefits	37	9	—	—	—	—
Other, including foreign currency adjustment	(131)	—	(312)	(56)	(3)	—
Obligation at end of year	$11,543	$16,216	$2,603	$4,175	$714	$954

Change in fair value of plan assets
Fair value at beginning of year	$15,904	$15,465	$4,624	$4,303	$299	$315
Actual return on plan assets	(3,337)	1,052	(1,026)	387	(68)	20
Employer contributions/funding	235	580	101	158	48	47
Participant contributions	—	—	2	3	—	—
Benefit payments	(412)	(976)	(127)	(106)	(81)	(83)
Settlement	(1,117)	(217)	(5)	(52)	—	—
Other, including foreign currency adjustment	(125)	—	(374)	(69)	(2)	—
Fair value at end of year	$11,148	$15,904	$3,195	$4,624	$196	$299
Funded status	$(395)	$(312)	$592	$449	$(518)	$(655)

Amounts recognized
Other assets	$225	$692	$708	$564	$—	$—
Other current liabilities	(56)	(48)	(7)	(1)	(54)	(57)
Other liabilities	(564)	(956)	(109)	(114)	(464)	(598)
Net amount recognized	$(395)	$(312)	$592	$449	$(518)	$(655)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,337	$3,550	$571	$696	$(320)	$(220)
Prior service credit	(21)	(63)	(9)	(11)	(25)	(34)
Total	$3,316	$3,487	$562	$685	$(345)	$(254)

Changes recognized in net (gain)/loss included in other comprehensive loss
Net loss/(gain) arising in current year	$254	$(301)	$(40)	$(355)	$(114)	$(22)
Amortization and settlement recognition	(467)	(265)	(30)	(95)	14	14
Foreign currency translation gain	—	—	(55)	(3)	—	—
Total	$(213)	$(566)	$(125)	$(453)	$(100)	$(8)

Accumulated benefit obligation at end of year	$11,104	$15,489	$2,483	$4,021
The net loss arising in the current year is primarily attributable to a decrease in the actual return on plan assets offset by the impact of higher discount rates.
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
•Settlement/curtailment loss/(gain) represents the result of actions that effectively eliminate all or a portion of related projected benefit obligations. Settlements are triggered when payouts to settle the projected benefit obligation of a plan due to lump sums or other events exceed the total of annual service and interest cost. Settlements are recognized when actions are irrevocable and we are relieved of the primary responsibility and risk for projected benefit obligations. Lump sum payouts are generally higher when interest rates are lower. Curtailments are recognized when events such as plant closures, the sale of a business, or plan changes result in a significant reduction of future service or benefits. Curtailment losses are recognized when an event is probable and estimable, while curtailment gains are recognized when an event has occurred (when the related employees terminate or an amendment is adopted).
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$487	$518	$434	$64	$104	$86	$37	$33	$25
Other pension and retiree medical benefits (income)/expense:
Interest cost	$434	$324	$435	$90	$74	$85	$19	$15	$25
Expected return on plan assets	(912)	(970)	(929)	(218)	(231)	(202)	(16)	(15)	(16)
Amortization of prior service (credit)/cost	(28)	(31)	12	(1)	(2)	—	(8)	(11)	(12)
Amortization of net losses/(gains)	149	224	196	29	77	61	(14)	(14)	(23)
Settlement/curtailment losses/(gains) (a)	322	40	213	1	(11)	19	(16)	—	—
Special termination benefits	37	9	19	—	—	—	—	—	—
Total other pension and retiree medical benefits (income)/expense	$2	$(404)	$(54)	$(99)	$(93)	$(37)	$(35)	$(25)	$(26)
Total	$489	$114	$380	$(35)	$11	$49	$2	$8	$(1)
(a)In 2022 and 2020, U.S. includes a settlement charge of $318 million ($246 million after-tax or $0.18 per share) and $205 million ($158 million after-tax or $0.11 per share), respectively, related to lump sum distributions exceeding the total of annual service and interest cost.

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost
Service cost discount rate (a)	3.1%	2.6%	3.4%	4.2%	2.7%	3.2%	2.8%	2.3%	3.2%
Interest cost discount rate (a)	3.1%	2.0%	2.9%	2.3%	1.7%	2.4%	2.1%	1.6%	2.6%
Expected return on plan assets (a)	6.7%	6.4%	6.8%	5.3%	5.3%	5.6%	5.7%	5.4%	5.8%
Rate of salary increases	3.0%	3.0%	3.1%	3.3%	3.3%	3.3%

Projected Benefit Obligation
Discount rate	5.4%	2.9%	2.5%	5.3%	2.4%	2.0%	5.4%	2.7%	2.3%
Rate of salary increases	3.2%	3.0%	3.0%	4.2%	3.3%	3.3%
(a)2022 U.S. rates reflect remeasurement of a U.S. qualified defined benefit pension plan in the second quarter of 2022.

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2022	2021	2022	2021	2022	2021
Selected information for plans with accumulated benefit obligation in excess of plan assets
Obligation for service to date	$(584)	$(1,499)	$(158)	$(127)
Fair value of plan assets	$—	$705	$129	$102
Selected information for plans with projected benefit obligation in excess of plan assets
Benefit obligation	$(620)	$(1,709)	$(273)	$(286)	$(714)	$(954)
Fair value of plan assets	$—	$705	$157	$171	$196	$299
Of the total projected pension benefit obligation as of December 31, 2022, approximately $625 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2023	2024	2025	2026	2027	2028 - 2032
Pension	$945	$1,070	$910	$955	$975	$5,100
Retiree medical (a)	$90	$85	$80	$80	$75	$330
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $1 million for each of the years from 2023 through 2027 and approximately $3 million in total for 2028 through 2032.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2022	2021	2020	2022	2021	2020
Discretionary (a)	$160	$525	$339	$—	$—	$—
Non-discretionary	176	213	168	48	47	55
Total	$336	$738	$507	$48	$47	$55
(a)Includes $150 million contribution in 2022, $500 million contribution in 2021 and $325 million contribution in 2020 to fund our U.S. qualified defined benefit plans.
We made a discretionary contribution of $125 million to a U.S. qualified defined benefit plan in January 2023 and expect to make an additional contribution of $125 million in the third quarter of 2023. In addition, in 2023, we expect to make non-discretionary contributions of approximately $90 million to our U.S. and international pension benefit plans and contributions of approximately $55 million for retiree medical benefits.
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
For 2023 and 2022, our expected long-term rate of return on U.S. plan assets is 7.4% and 6.7%, respectively. Our target investment allocations for U.S. plan assets for both 2023 and 2022 are as follows:

Fixed income	56%
U.S. equity	22%
International equity	18%
Real estate	4%
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
Plan assets measured at fair value as of year-end 2022 and 2021 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years and are as follows:

	Fair Value Hierarchy Level	2022	2021
U.S. plan assets (a)
Equity securities, including preferred stock (b)	1	$4,387	$6,387
Government securities (c)	2	1,751	2,523
Corporate bonds (c)	2	4,245	6,210
Mortgage-backed securities (c)	2	142	199
Contracts with insurance companies (d)	3	9	9
Cash and cash equivalents (e)	1, 2	157	352
Sub-total U.S. plan assets		10,691	15,680
Real estate commingled funds measured at net asset value (f)		533	478
Dividends and interest receivable, net of payables		120	45
Total U.S. plan assets		$11,344	$16,203
International plan assets
Equity securities (b)	1	$1,291	$2,232
Government securities (c)	2	736	1,053
Corporate bonds (c)	2	254	400
Fixed income commingled funds (g)	1	628	632
Contracts with insurance companies (d)	3	27	43
Cash and cash equivalents	1	75	34
Sub-total international plan assets		3,011	4,394
Real estate commingled funds measured at net asset value (f)		173	221
Dividends and interest receivable		11	9
Total international plan assets		$3,195	$4,624
(a)Includes $196 million and $299 million in 2022 and 2021, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common and preferred stock investments are based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 10% and 11% of total U.S. plan assets for 2022 and 2021, respectively.
(c)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represents 32% of total U.S. plan assets for 2022 and 2021.
(d)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 31, 2022 and December 25, 2021.
(e)Includes Level 1 assets of $216 million for 2021 and Level 2 assets of $157 million and $136 million for 2022 and 2021, respectively.
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
(g)Based on the published price of the fund.

Retiree Medical Cost Trend Rates
The assumed health care cost trend rates are as follows:

	2023	2022
Average increase assumed	6%	6%
Ultimate projected increase	4%	4%
Year of ultimate projected increase	2046	2046
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
In 2022, 2021 and 2020, our total Company contributions were $283 million, $246 million and $225 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2022(a)	2021(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$3,096	$3,872
Commercial paper (0.1% and 0.1%)	—	400
Other borrowings (15.0% and 2.2%)	318	36
	$3,414	$4,308
Long-term debt obligations (b)
Notes due 2022 (2.4%)	$—	$3,868
Notes due 2023 (1.7% and 1.5%)	3,094	3,019
Notes due 2024 (2.2% and 2.1%)	2,867	2,986
Notes due 2025 (2.7% and 2.7%)	3,193	3,230
Notes due 2026 (3.1% and 3.2%)	2,396	2,450
Notes due 2027 (2.5% and 2.4% )	2,523	2,554
Notes due 2028-2060 (2.8% and 2.6%)	24,652	21,759
Other, due 2022-2028 (1.3% and 1.3%)	28	32
	38,753	39,898
Less: current maturities of long-term debt obligations	3,096	3,872
Total	$35,657	$36,026
(a)Amounts are shown net of unamortized net discounts of $227 million and $233 million for 2022 and 2021, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. See Note 9 for further information regarding our interest rate derivative instruments.
As of December 31, 2022 and December 25, 2021, our international debt of $304 million and $38 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2022, we issued the following senior notes:

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
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper, except for an amount equivalent to the net proceeds from our 3.900% senior notes due 2032 that will be allocated to fund, in whole or in part, eligible green projects in the categories of investments in recycling and sustainable plastics and packaging, decarbonizing our operations and supply chain, water sustainability, and regenerative agriculture, which promote our selected Sustainable Development Goals, as defined by the United Nations.
In 2022, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 27, 2027. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.8 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.75 billion five-year credit agreement, dated as of May 28, 2021.
Also in 2022, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 26, 2023. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.8 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.75 billion 364-day credit agreement, dated as of May 28, 2021.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 31, 2022, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.

In 2022, we paid $750 million to redeem all $750 million outstanding principal amount of our 2.25% senior notes due May 2022, we paid $800 million to redeem all $800 million outstanding principal amount of our 3.10% senior notes due July 2022 and we paid $154 million to redeem all $133 million outstanding principal amount of our subsidiary, Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% senior notes due March 2029 and 5.50% notes due May 2035. Additionally, we deposited $102 million of U.S. government securities with the Bank of New York Mellon, as trustee, in legal defeasance of $94 million outstanding principal amount of certain notes originally issued by our subsidiary, The Quaker Oats Company (Quaker notes). PepsiCo will be deemed to have paid and discharged the Quaker notes on April 12, 2023.
In 2021, we completed cash tender offers to redeem $4.1 billion principal amount of certain notes, with maturity dates ranging from May 2035 to March 2060 and interest rates ranging from 3.375% to 5.500%, for $4.8 billion in cash. As a result of the cash tender offers, we recorded a pre-tax charge of $842 million ($677 million after-tax or $0.49 per share) to net interest expense and other, primarily representing the tender price paid over the carrying value of the tendered notes and loss on treasury rate locks used to mitigate the interest rate risk on the cash tender offers.
Also in 2021, we paid $750 million to redeem all $750 million outstanding principal amount of our 1.70% senior notes due 2021 and terminated the associated interest rate swap with a notional amount of $250 million.
In 2020, we paid $1.1 billion to redeem all $1.1 billion outstanding principal amount of our 2.15% senior notes due 2020 and terminated associated interest rate swaps with a notional amount of $0.8 billion.
Also in 2020, one of our international consolidated subsidiaries borrowed 21.7 billion South African rand, or approximately $1.3 billion, from our two unsecured bridge loan facilities (Bridge Loan Facilities) to fund our acquisition of Pioneer Foods. These borrowings were fully repaid in April 2020 and no further borrowings under these Bridge Loan Facilities are permitted.
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss within common shareholders’ equity and reclassified to our income statement when the hedged transaction affects earnings. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; such gains or losses reclassified during the year ended December 31, 2022 were not material.
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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 31, 2022 was $235 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 31, 2022.
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
Our commodity derivatives had a total notional value of $1.8 billion as of December 31, 2022 and $1.6 billion as of December 25, 2021.
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
Our foreign currency derivatives had a total notional value of $3.0 billion as of December 31, 2022 and $2.8 billion as of December 25, 2021. The total notional amount of our debt instruments designated as net investment hedges was $2.9 billion as of December 31, 2022 and $2.1 billion as of December 25, 2021. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
Our interest rate derivatives had a total notional value of $1.3 billion as of December 31, 2022 and $2.1 billion as of December 25, 2021.
As of December 31, 2022, approximately 1% of total debt was subject to variable rates, compared to approximately 2%, after the impact of the related interest rate derivative instruments, as of December 25, 2021.
Debt Securities
Held-to-Maturity
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. As of December 31, 2022, we had no investments in held-to-maturity debt securities. As of December 25, 2021, we had $130 million of investments in commercial paper recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 25, 2021, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
Investments in available-for-sale debt securities are reported at fair value. Changes in the fair value of available-for-sale debt securities are generally recognized in accumulated other comprehensive loss within common shareholders’ equity. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. We regularly evaluate our investment portfolio for expected credit losses and impairment. In making this judgment, we evaluate, among other things, the extent to which the fair value of a debt security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular debt security.

In 2022, we entered into an agreement with Celsius to distribute Celsius energy drinks in the United States (see Note 4 for further information) and invested $550 million in Series A convertible preferred shares issued by Celsius, which included certain conversion and redemption features. The preferred shares automatically convert into Celsius common shares after six years if certain market-based conditions are met, or can be redeemed after seven years. Shares underlying the transaction were priced at $75 per share, and the preferred shares are entitled to a 5% annual dividend, payable either in cash or in-kind. Given our redemption right, we classified our investment in the convertible preferred stock as an available-for-sale debt security. There were no unrealized gains and losses on our investment as of December 31, 2022. There were no impairment charges related to our investment in the year ended December 31, 2022.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 31, 2022 and December 25, 2021 are categorized as follows:

		2022		2021
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$660	$—	$—	$—
Index funds (c)	1	$257	$—	$337	$—
Prepaid forward contracts (d)	2	$14	$—	$21	$—
Deferred compensation (e)	2	$—	$434	$—	$505
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$24	$22	$29	$14
Interest rate (f)	2	—	164	14	264
Commodity (g)	2	2	60	70	5
		$26	$246	$113	$283
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$21	$21	$19	$7
Commodity (g)	2	11	51	35	22
		$32	$72	$54	$29
Total derivatives at fair value (h)		$58	$318	$167	$312
Total		$989	$752	$525	$817
(a)Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Primarily related to our investment in Celsius convertible preferred stock. The fair value of our investment approximates the transaction price and any accrued dividends, as well as the amortized cost. As of December 31, 2022, $3 million, $104 million and $553 million were classified as cash equivalents, short-term investments and other assets, respectively.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of December 31, 2022 and December 25, 2021 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of December 31, 2022 and December 25, 2021 was $35 billion and $43 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our hedging instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2022	2021	2022	2021	2022	2021
Foreign exchange	$(58)	$(4)	$(3)	$(7)	$(21)	$82
Interest	—	56	138	44	159	64
Commodity	(179)	(218)	(57)	(285)	(267)	(194)
Net investment	—	—	(120)	(192)	—	—
Total	$(237)	$(166)	$(42)	$(440)	$(129)	$(48)
(a)Foreign exchange derivative losses/gains are included in selling, general and administrative expenses. Commodity derivative gains included in cost of sales totaled $8 million in 2022 and $109 million in 2021 and commodity derivative gains included in selling, general and administrative expenses totaled $171 million in 2022 and $109 million in 2021.
(b)Foreign exchange derivative losses/gains are included in net revenue and cost of sales. Interest rate derivative losses/gains on cross-currency interest rate swaps are included in selling, general and administrative expenses. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.
Based on current market conditions, we expect to reclassify net losses of $51 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2022		2021		2020
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.45		$5.51		$5.14
Net income available for PepsiCo common shareholders	$8,910	1,380	$7,618	1,382	$7,120	1,385
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7	—	7
Diluted	$8,910	1,387	$7,618	1,389	$7,120	1,392
Diluted net income attributable to PepsiCo per common share	$6.42		$5.49		$5.12
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for the years ended December 31, 2022, December 25, 2021 and December 26, 2020.

Note 11 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment		Cash Flow Hedges	Pension and Retiree Medical	Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2019 (b)	$(11,290)		$(3)	$(2,988)	$(19)	$(14,300)
Other comprehensive income/(loss) before reclassifications (c)	(710)		126	(1,141)	(1)	(1,726)
Amounts reclassified from accumulated other comprehensive loss	—		(116)	465	—	349
Net other comprehensive income/(loss)	(710)		10	(676)	(1)	(1,377)
Tax amounts	60		(3)	144	—	201
Balance as of December 26, 2020 (b)	(11,940)		4	(3,520)	(20)	(15,476)
Other comprehensive (loss)/income before reclassifications (d)	(340)		248	702	22	632
Amounts reclassified from accumulated other comprehensive loss	18		(48)	299	—	269
Net other comprehensive (loss)/income	(322)		200	1,001	22	901
Tax amounts	(47)		(45)	(231)	—	(323)
Balance as of December 25, 2021 (b)	(12,309)		159	(2,750)	2	(14,898)
Other comprehensive (loss)/income before reclassifications (e)	(603)		(78)	48	8	(625)
Amounts reclassified from accumulated other comprehensive loss	—		(129)	440	—	311
Net other comprehensive (loss)/income	(603)	Ye	(207)	488	8	(314)
Tax amounts	(36)		49	(99)	(4)	(90)
Balance as of December 31, 2022 (b)	$(12,948)		$1	$(2,361)	$6	$(15,302)
(a)The change in 2021 primarily comprises fair value increases in available-for-sale securities.
(b)Pension and retiree medical amounts are net of taxes of $1,370 million as of December 28, 2019, $1,514 million as of December 26, 2020, $1,283 million as of December 25, 2021 and $1,184 million as of December 31, 2022.
(c)Currency translation adjustment primarily reflects depreciation of the Russian ruble and Mexican peso.
(d)Currency translation adjustment primarily reflects depreciation of the Turkish lira, Swiss franc and Mexican peso.
(e)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and British pound sterling.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2022	2021	2020
Currency translation:
Divestitures	$—	$18	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(11)	$6	$—	Net revenue
Foreign exchange contracts	(10)	76	(43)	Cost of sales
Interest rate derivatives	159	64	(129)	Selling, general and administrative expenses
Commodity contracts	(252)	(190)	50	Cost of sales
Commodity contracts	(15)	(4)	6	Selling, general and administrative expenses
Net gains before tax	(129)	(48)	(116)
Tax amounts	23	11	29
Net (gains) after tax	$(106)	$(37)	$(87)

Pension and retiree medical items:
Amortization of net prior service credit	$(37)	$(44)	$—	Other pension and retiree medical benefits income
Amortization of net losses	164	289	238	Other pension and retiree medical benefits income
Settlement/curtailment losses	313	54	227	Other pension and retiree medical benefits income
Net losses before tax	440	299	465
Tax amounts	(80)	(65)	(101)
Net losses after tax	$360	$234	$364

Total net losses reclassified for the year, net of tax	$254	$215	$277
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

Components of lease cost are as follows:

	2022	2021	2020
Operating lease cost (a)	$585	$563	$539
Variable lease cost (b)	$115	$112	$111
Short-term lease cost (c)	$510	$469	$436
(a)Includes right-of-use asset amortization of $517 million, $505 million, and $478 million in 2022, 2021, and 2020, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
In 2022, 2021 and 2020, we recognized gains of $175 million, $42 million and $7 million, respectively, on sale-leaseback transactions with terms under five years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2022	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$573	$567	$555
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$871	$934	$621
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2022	2021
Right-of-use assets	Other assets	$2,373	$2,020
Current lease liabilities	Accounts payable and other current liabilities	$483	$446
Non-current lease liabilities	Other liabilities	$1,933	$1,598
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2022	2021	2020
Weighted-average remaining lease term	7 years	7 years	6 years
Weighted-average discount rate	3%	3%	4%
Maturities of lease liabilities by year for our operating leases are as follows:

2023	$541
2024	465
2025	386
2026	326
2027	266
2028 and beyond	718
Total lease payments	2,702
Less: Imputed interest	286
Present value of lease liabilities	$2,416
Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Note 13 — Acquisitions and Divestitures
Juice Transaction
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for approximately $3.5 billion in cash, subject to purchase price adjustments, and a 39% noncontrolling interest in TBG, operating across North America and Europe. The North America portion of the transaction was completed on January 24, 2022 and the Europe portion of the transaction was completed on February 1, 2022. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. We have significant influence over our investment in TBG and account for our investment under the equity method, recognizing our proportionate share of TBG’s earnings on our income statement (recorded in selling, general and administrative expenses).
As a result of this transaction, in the year ended December 31, 2022, we recorded a gain in our PBNA and Europe divisions (see detailed income statement activity below), including $520 million related to the remeasurement of our 39% ownership in TBG at fair value using a combination of the transaction price, discounted cash flows and an option pricing model related to our liquidation preference in TBG. In the fourth quarter of 2022, we reached an agreement on final purchase price adjustments for net working capital and net debt amounts as of the transaction close date compared to targeted amounts set forth in the purchase agreement.
A summary of income statement activity related to the Juice Transaction for the year ended December 31, 2022 is as follows:

	PBNA	Europe	Corporate	Total PepsiCo	Provision for income taxes(a)	Net income attributable to PepsiCo	Impact on net income attributable to PepsiCo per common share
Gain associated with the Juice Transaction	$(3,029)	$(292)	$—	$(3,321)	$433	$(2,888)	$2.08
Acquisition and divestiture-related charges	51	14	6	71	(13)	58	(0.04)
Operating profit	$(2,978)	$(278)	$6	(3,250)	420	(2,830)	2.04
Other pension and retiree medical benefits income (b)				(10)	3	(7)	0.01
Total Juice Transaction				$(3,260)	$423	$(2,837)	$2.04	(c)
(a) Includes $186 million of deferred tax expense related to the recognition of our investment in TBG.
(b) Includes $16 million curtailment gain, partially offset by $6 million special termination benefits.
(c) Does not sum due to rounding.
In connection with the sale, we entered into a transition services agreement with PAI Partners, under which we provide certain services to TBG to help facilitate an orderly transition of the business following the sale. In return for these services, TBG is required to pay certain agreed upon fees to reimburse us for our costs without markup.
As of December 25, 2021, $1.8 billion of assets, primarily accounts receivable, net, and inventories of $0.5 billion, goodwill and other intangible assets of $0.6 billion and property, plant and equipment of $0.5 billion, and liabilities of $0.8 billion, primarily accounts payable and other liabilities of $0.6 billion and deferred income taxes of $0.2 billion, related to the Juice Transaction were reclassified as held for sale in our consolidated balance sheet. The Juice Transaction did not meet the criteria to be classified as discontinued operations. As of December 31, 2022, there were no amounts classified as held for sale.

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
The goodwill recorded as part of the acquisition of Pioneer Foods primarily reflects synergies expected to arise from our combined brand portfolios and distribution networks, and is not deductible for tax purposes. All of the goodwill is recorded in the AMESA division.
The goodwill recorded as part of the acquisition of Rockstar primarily represents the value of PepsiCo’s expected new innovation in the energy category and is deductible for tax purposes. All of the goodwill is recorded in the PBNA division.
The goodwill recorded as part of the acquisition of Be & Cheery primarily reflects growth opportunities for PepsiCo as we leverage Be & Cheery’s direct-to-consumer and supply chain capabilities and is not deductible for tax purposes. All of the goodwill is recorded in the APAC division.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include fair value adjustments to the acquired inventory included in the acquisition-date balance sheets (recorded in cost of sales), merger and integration charges and costs associated with divestitures (recorded in selling, general and administrative expenses). Merger and integration charges include liabilities to support socioeconomic programs in South Africa, gains associated with contingent consideration, employee-related costs, contract termination costs, closing costs and other integration costs. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
A summary of our acquisition and divestiture-related charges is as follows:

	2022	2021	2020
Cost of sales	$—	$1	$32
Selling, general and administrative expenses (a)	74	(5)	223
Other pension and retiree medical benefits expense	6	—	—
Total	$80	$(4)	$255
After-tax amount (b)	$66	$(27)	$237
Impact on net income attributable to PepsiCo per common share	$(0.05)	$0.02	$(0.17)
(a)The income amount primarily relates to the acceleration payment made in the fourth quarter of 2021 under the contingent consideration arrangement associated with our acquisition of Rockstar, which is partially offset by other acquisition and divestiture-related charges.
(b)In 2021, includes a tax benefit related to contributions to socioeconomic programs in South Africa.

	2022	2021	2020	Transaction
FLNA	$—	$2	$29	BFY Brands
PBNA	51	11	66	Juice Transaction, Rockstar
Europe	14	8	—	Juice Transaction
AMESA	3	10	173	Pioneer Foods, Other
APAC	—	4	7	Be & Cheery
Corporate (a)	6	(39)	(20)	Juice Transaction, Rockstar
Total	74	(4)	255
Other pension and retiree medical benefits expense	6	—	—	Juice Transaction
Total acquisition and divestiture-related charges	$80	$(4)	$255
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

Note 14 — Supplemental Financial Information
Balance Sheet

		2022	2021	2020
Accounts and notes receivable (a)
Trade receivables		$8,192	$7,172
Other receivables		2,121	1,655
Total		10,313	8,827
Allowance, beginning of year		147	201	$105
Cumulative effect of accounting change		—	—	44
Net amounts charged to expense (b)		21	(19)	79
Deductions (c)		(12)	(25)	(32)
Other (d)		(6)	(10)	5
Allowance, end of year		150	147	$201
Net receivables		$10,163	$8,680

Inventories (e)
Raw materials and packaging		$2,366	$1,898
Work-in-process		114	151
Finished goods		2,742	2,298
Total		$5,222	$4,347

Property, plant and equipment, net (f)	Average Useful Life (Years)
Land		$1,142	$1,123
Buildings and improvements	15 - 44	10,816	10,279
Machinery and equipment, including fleet and software	5 - 15	33,335	31,486
Construction in progress		4,491	3,940
		49,784	46,828
Accumulated depreciation		(25,493)	(24,421)
Total		$24,291	$22,407
Depreciation expense		$2,523	$2,484	$2,335

Other assets
Noncurrent notes and accounts receivable		$202	$111
Deferred marketplace spending		123	119
Pension plans (g)		948	1,260
Right-of-use assets (h)		2,373	2,020
Other investments (i)		813	277
Other		833	694
Total		$5,292	$4,481

Accounts payable and other current liabilities
Accounts payable (j)		$10,732	$9,834
Accrued marketplace spending		3,637	3,087
Accrued compensation and benefits		2,519	2,324
Dividends payable		1,610	1,508
Current lease liabilities (h)		483	446
Other current liabilities		4,390	3,960
Total		$23,371	$21,159
(a)Increase primarily reflects strong revenue performance across much of our portfolio in 2022.
(b)2021 includes reductions in allowance for expected credit losses related to COVID-19 pandemic recorded in 2020.
(c)Includes accounts written off.
(d)Includes adjustments related primarily to currency translation and other adjustments.

(e)Increase reflects higher commodity costs in 2022. Approximately 9% and 7% of the inventory cost in 2022 and 2021, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material. See Note 2 for further information.
(f)See Note 2 for further information.
(g)See Note 7 for further information.
(h)See Note 12 for further information.
(i)Increase in 2022 primarily reflects our investment in Celsius convertible preferred stock. See Note 9 for further information.
(j)Increase reflects higher commodity costs and capital expenditures in 2022.
Statement of Cash Flows

	2022	2021	2020
Interest paid (a)	$1,043	$1,184	$1,156
Income taxes paid, net of refunds (b)	$2,766	$1,933	$1,770
(a)2022 excludes the premiums paid in accordance with the debt transactions. 2021 excludes the charge related to cash tender offers. See Note 8 for further information.
(b)In 2022, 2021 and 2020, includes tax payments of $309 million, $309 million and $78 million, respectively, related to the TCJ Act.
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement.

	2022	2021
Cash and cash equivalents	$4,954	$5,596
Restricted cash included in other assets (a)	146	111
Total cash and cash equivalents and restricted cash	$5,100	$5,707

(a)Primarily relates to collateral posted against certain of our derivative positions.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Carrying value of certain reacquired and acquired franchise rights and SodaStream brand
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment testing of its indefinite-lived intangible assets on an annual basis during the third quarter of each fiscal year and whenever events and changes in circumstances indicate that there is a greater than 50% likelihood that the asset is impaired. The carrying value of indefinite-lived intangible assets as of December 31, 2022 was $32.5 billion which represents 35% of total assets, and includes PepsiCo Beverages North America’s (PBNA) reacquired and acquired franchise rights which had a carrying value of $8.8 billion as of December 31, 2022.
We identified the assessment of the carrying value of PBNA’s reacquired and acquired franchise rights and the SodaStream brand in Europe as a critical audit matter. Significant auditor judgment is necessary to assess the impact of competitive operating and macroeconomic factors on future levels of sales, operating profit and cash flows. The impairment analysis of these indefinite-lived intangible assets requires significant auditor judgment to evaluate the Company’s forecasted revenue and profitability levels, including the expected long-term growth rates and the selection of the discount rates to be applied to the projected cash flows.
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
Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 31, 2022, the Company recorded reserves for unrecognized tax benefits of $1.9 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
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
February 8, 2023

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth quarter of 2022, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During 2022, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022 (the 2023 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2023 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2023 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2023 Proxy Statement under the captions “2022

Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2023 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2023 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
Consolidated Statement of Comprehensive Income – Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
Consolidated Statement of Cash Flows – Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
Consolidated Balance Sheet – December 31, 2022 and December 25, 2021
Consolidated Statement of Equity – Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020
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

4.12
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

4.15
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.16
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

4.18
Form of 2.150% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

4.19
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.20
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 5.50% Senior Notes due 2040 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.21
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.000% Senior Notes due 2042 and the 3.600% Senior Notes due 2042, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.22
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.23
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

4.26
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.27
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.28
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.29
Form of 7.00% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.30
Form of 5.50% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.31
Form of 0.750% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.32
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.33
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.34
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.35
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.36
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.37
Form of 2.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.38
Form of 2.625% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.39
Form of 2.750% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.40
Form of 3.500% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.41
Form of 3.625% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.42
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

4.44
Form of 1.625% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2020.

4.45
Form of 0.250% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.46
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.47
Form of 0.400% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.48
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.49
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.50
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.51
Form of 0.750% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2021.

4.52
Form of 1.950% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.53
Form of 2.625% Senior Note due 2041, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.54
Form of 2.750% Senior Note due 2051, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.55
Form of 3.600% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.56
Form of 4.200% Senior Note due 2052, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.57
Form of 3.900% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.58
Form of 3.200% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.59
Form of 3.550% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.60
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.750% Senior Notes due 2023, the 3.600% Senior Notes due 2024, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 2.750% Senior Notes due 2025, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Notes due 2028, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.250% Senior Notes due 2025, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 0.750% Senior Notes due 2023, the 1.625% Senior Notes due 2030, the 0.250% Senior Notes due 2024, the 0.500% Senior Notes due 2028, the 0.400% Senior Notes due 2023, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, and the 1.050% Senior Notes due 2050, the 0.750% Senior Notes due 2033, the 1.950% Senior Notes due 2031, the 2.625% Senior Notes due 2041, the 2.750% Senior Notes due 2051, the 3.600% Senior Notes due 2028, the 4.200% Senior Notes due 2052, the 3.900% Senior Notes due 2032, the 3.200% Senior Notes due 2029 and the 3.550% Senior Notes due 2034, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

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

4.65	Description of Securities.
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

10.6	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2023.*
10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2022.*
10.8
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.9
PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of January 1, 2022, which is incorporated herein by reference to Exhibit 10.9 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.*

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

10.14	PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2022.*
10.15	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
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

10.24	Form of Annual Long-Term Incentive Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2022.*
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 8, 2023

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 8, 2023
Ramon L. Laguarta	and Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 8, 2023
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 8, 2023
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 8, 2023
Segun Agbaje
/s/ Shona L. Brown	Director	February 8, 2023
Shona L. Brown
/s/ Cesar Conde	Director	February 8, 2023
Cesar Conde
/s/ Ian M. Cook	Director	February 8, 2023
Ian M. Cook
/s/ Edith W. Cooper	Director	February 8, 2023
Edith W. Cooper
/s/ Dina Dublon	Director	February 8, 2023
Dina Dublon
/s/ Michelle Gass	Director	February 8, 2023
Michelle Gass
/s/ Dave J. Lewis	Director	February 8, 2023
Dave J. Lewis
/s/ David C. Page	Director	February 8, 2023
David C. Page
/s/ Robert C. Pohlad	Director	February 8, 2023
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 8, 2023
Daniel Vasella
/s/ Darren Walker	Director	February 8, 2023
Darren Walker
/s/ Alberto Weisser	Director	February 8, 2023
Alberto Weisser