Form 10-Q
period 2023-03-25
PEPSICO INC
filed 2023-04-25
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2023 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 18, 2023 was 1,377,693,115.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/25/2023	3/19/2022
Net Revenue	$17,846	$16,200
Cost of sales	7,988	7,433
Gross profit	9,858	8,767
Selling, general and administrative expenses	7,229	6,580
Gain associated with the Juice Transaction (a)	—	(3,322)
Impairment of intangible assets (see Notes 1 and 4)	—	242
Operating Profit	2,629	5,267
Other pension and retiree medical benefits income	61	134
Net interest expense and other	(200)	(240)
Income before income taxes	2,490	5,161
Provision for income taxes	546	888
Net income	1,944	4,273
Less: Net income attributable to noncontrolling interests	12	12
Net Income Attributable to PepsiCo	$1,932	$4,261
Net Income Attributable to PepsiCo per Common Share
Basic	$1.40	$3.08
Diluted	$1.40	$3.06
Weighted-average common shares outstanding
Basic	1,378	1,383
Diluted	1,384	1,391

(a)In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for $3.5 billion in cash and a 39% noncontrolling interest in a joint venture, Tropicana Brands Group (TBG), operating across North America and Europe (Juice Transaction). See Note 12 for further information.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/25/2023	3/19/2022
Net income	$1,944	$4,273
Other comprehensive loss, net of taxes:
Net currency translation adjustment	(235)	(560)
Net change on cash flow hedges	(59)	106
Net pension and retiree medical adjustments	(4)	13
Other	(1)	(4)
	(299)	(445)
Comprehensive income	1,645	3,828
Less: Comprehensive income attributable to noncontrolling interests	12	12
Comprehensive Income Attributable to PepsiCo	$1,633	$3,816

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/25/2023	3/19/2022
Operating Activities
Net income	$1,944	$4,273
Depreciation and amortization	590	555
Gain associated with the Juice Transaction	—	(3,322)
Impairment and other (credits)/charges	(13)	482
Operating lease right-of-use asset amortization	116	103
Share-based compensation expense	93	81
Restructuring and impairment charges	112	27
Cash payments for restructuring charges	(64)	(32)
Acquisition and divestiture-related charges	2	56
Cash payments for acquisition and divestiture-related charges	(4)	(17)
Pension and retiree medical plan expense/(income)	30	(1)
Pension and retiree medical plan contributions	(175)	(178)
Deferred income taxes and other tax charges and credits	78	257
Change in assets and liabilities:
Accounts and notes receivable	(348)	(837)
Inventories	(542)	(549)
Prepaid expenses and other current assets	(288)	(190)
Accounts payable and other current liabilities	(2,259)	(1,238)
Income taxes payable	290	489
Other, net	46	(133)
Net Cash Used for Operating Activities	(392)	(174)

Investing Activities
Capital spending	(581)	(522)
Sales of property, plant and equipment	19	3
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(16)	(13)
Proceeds associated with the Juice Transaction	—	3,456
Other divestitures, sales of investments in noncontrolled affiliates and other assets	85	5
Short-term investments, by original maturity:
More than three months - purchases	(158)	—
More than three months - maturities	100	—
Three months or less, net	19	22
Other investing, net	—	4
Net Cash (Used for)/Provided by Investing Activities	(532)	2,955

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/25/2023	3/19/2022
Financing Activities
Proceeds from issuances of long-term debt	$2,986	$—
Payments of long-term debt	(1,251)	(1,251)
Short-term borrowings, by original maturity:
More than three months - proceeds	393	559
More than three months - payments	(1)	—
Three months or less, net	491	647
Cash dividends paid	(1,608)	(1,505)
Share repurchases - common	(160)	(193)
Proceeds from exercises of stock options	46	49
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(116)	(85)
Other financing	(3)	(1)
Net Cash Provided by/(Used for) Financing Activities	777	(1,780)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(116)	(17)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(263)	984
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,100	5,707
Cash and Cash Equivalents and Restricted Cash, End of Period	$4,837	$6,691

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$213	$100

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/25/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$4,770	$4,954
Short-term investments	434	394
Accounts and notes receivable, less allowance ($184 and $150, respectively)	10,469	10,163
Inventories:
Raw materials and packaging	2,435	2,366
Work-in-process	115	114
Finished goods	3,147	2,742
	5,697	5,222
Prepaid expenses and other current assets	1,057	806
Total Current Assets	22,427	21,539
Property, plant and equipment	50,022	49,784
Accumulated depreciation	(25,794)	(25,493)
Property, Plant and Equipment, net	24,228	24,291
Amortizable Intangible Assets, net	1,250	1,277
Goodwill	18,089	18,202
Other Indefinite-Lived Intangible Assets	14,273	14,309
Investments in Noncontrolled Affiliates	3,123	3,073
Deferred Income Taxes	4,211	4,204
Other Assets	5,441	5,292
Total Assets	$93,042	$92,187

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$4,281	$3,414
Accounts payable and other current liabilities	21,556	23,371
Total Current Liabilities	25,837	26,785
Long-Term Debt Obligations	37,486	35,657
Deferred Income Taxes	4,039	4,133
Other Liabilities	8,505	8,339
Total Liabilities	75,867	74,914
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,378 and 1,377 shares, respectively)	23	23
Capital in excess of par value	3,996	4,134
Retained earnings	68,142	67,800
Accumulated other comprehensive loss	(15,601)	(15,302)
Repurchased common stock, in excess of par value (489 and 490 shares, respectively)	(39,518)	(39,506)
Total PepsiCo Common Shareholders’ Equity	17,042	17,149
Noncontrolling interests	133	124
Total Equity	17,175	17,273
Total Liabilities and Equity	$93,042	$92,187

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/25/2023		3/19/2022
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,377	$23	1,383	$23
Change in repurchased common stock	1	—	1	—
Balance, end of period	1,378	23	1,384	23
Capital in Excess of Par Value
Balance, beginning of period		4,134		4,001
Share-based compensation expense		94		83
Stock option exercises, RSUs and PSUs converted		(116)		(106)
Withholding tax on RSUs and PSUs converted		(116)		(85)
Balance, end of period		3,996		3,893
Retained Earnings
Balance, beginning of period		67,800		65,165
Net income attributable to PepsiCo		1,932		4,261
Cash dividends declared – common (a)		(1,590)		(1,492)
Balance, end of period		68,142		67,934
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,302)		(14,898)
Other comprehensive loss attributable to PepsiCo		(299)		(445)
Balance, end of period		(15,601)		(15,343)
Repurchased Common Stock
Balance, beginning of period	(490)	(39,506)	(484)	(38,248)
Share repurchases	(1)	(174)	(1)	(213)
Stock option exercises, RSUs and PSUs converted	2	162	2	156
Balance, end of period	(489)	(39,518)	(483)	(38,305)
Total PepsiCo Common Shareholders’ Equity		17,042		18,202
Noncontrolling Interests
Balance, beginning of period		124		108
Net income attributable to noncontrolling interest		12		12
Distributions to noncontrolling interests		(1)		—
Other, net		(2)		(2)
Balance, end of period		133		118
Total Equity		$17,175		$18,320

(a)Cash dividends declared per common share were $1.15 and $1.075 for the 12 weeks ended March 25, 2023 and March 19, 2022, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K). This report should be read in conjunction with our 2022 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 25, 2023 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 25, 2023 and March 19, 2022.
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
Net revenue of each division is as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022
FLNA	$5,583	$4,839
QFNA	777	713
PBNA	5,798	5,353
LatAm	1,777	1,474
Europe	1,886	1,797
AMESA	1,019	1,004
APAC	1,006	1,020
Total	$17,846	$16,200
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	3/25/2023		3/19/2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	45%	55%	50%	50%
AMESA	30%	70%	30%	70%
APAC	15%	85%	15%	85%
PepsiCo	40%	60%	40%	60%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is approximately 35% of our consolidated net revenue in each of the 12 weeks ended March 25, 2023 and March 19, 2022. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

Operating profit of each division is as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022
FLNA	$1,599	$1,296
QFNA	188	159
PBNA (a)	483	3,434
LatAm	364	323
Europe (a) (b)	71	(136)
AMESA	168	180
APAC	227	215
Total divisions	3,100	5,471
Corporate unallocated expenses	(471)	(204)
Total	$2,629	$5,267
(a)In the 12 weeks ended March 19, 2022, we recorded a gain of $3,024 million and $298 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,870 million or $2.06 per share. See Note 12 for further information.
(b)In the 12 weeks ended March 19, 2022, we recognized impairment and other charges/credits as follows:
(1)Pre-tax charges of $241 million ($241 million after-tax or $0.17 per share), as a result of the Russia-Ukraine conflict, including impairment related to property, plant and equipment, allowance for expected credit losses, inventory write downs and other charges, with $140 million recorded in cost of sales, $100 million recorded in selling, general and administrative expenses and $1 million recorded in impairment of intangible assets.
(2)Pre-tax brand portfolio impairment charges of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia. See Note 4 for further information. For information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In September 2022, the Financial Accounting Standards Board issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. We adopted the guidance in the first quarter of 2023, except for the rollforward, which is effective in fiscal year 2024 with early adoption permitted. We currently plan to adopt the rollforward guidance when effective. See Note 13 for disclosures currently required under this guidance.

Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022
Cost of sales	$3	$5
Selling, general and administrative expenses	110	22
Other pension and retiree medical benefits income (a)	(1)	—
Total restructuring and impairment charges	$112	$27
After-tax amount	$98	$21
Impact on net income attributable to PepsiCo per common share	$(0.07)	$(0.02)

	12 Weeks Ended		Plan to Date
	3/25/2023	3/19/2022	through 3/25/2023
FLNA	$7	$3	$217
QFNA	—	—	19
PBNA	5	3	231
LatAm	5	6	176
Europe	89	7	432
AMESA	5	2	87
APAC	1	1	78
Corporate	1	5	230
	113	27	1,470
Other pension and retiree medical benefits (income)/expense (a)	(1)	—	97
Total	$112	$27	$1,567
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		Plan to Date
	3/25/2023	3/19/2022	through 3/25/2023
Severance and other employee costs	$92	$11	$899
Asset impairments	—	—	190
Other costs	20	16	478
Total	$112	$27	$1,567
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 25, 2023 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 31, 2022	$188	$8	$196
2023 restructuring charges	92	20	112
Cash payments	(44)	(20)	(64)
Non-cash charges and translation	(4)	—	(4)
Liability as of March 25, 2023	$232	$8	$240
Substantially all of the restructuring accrual at March 25, 2023 is expected to be paid by the end of 2023.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
See Notes 1 and 4 for impairment and other charges/credits taken related to the Russia-Ukraine conflict and brand portfolio impairment charges.
Note 4 - Intangible Assets
During the 12 weeks ended March 19, 2022, we repositioned or discontinued certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (included in brand portfolio impairment charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets. See Note 1 for further information.
For further information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.

A summary of our amortizable intangible assets is as follows:

	3/25/2023			12/31/2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$833	$(202)	$631	$837	$(200)	$637
Customer relationships	563	(240)	323	571	(237)	334
Brands	1,085	(969)	116	1,097	(973)	124
Other identifiable intangibles	445	(265)	180	447	(265)	182
Total	$2,926	$(1,676)	$1,250	$2,952	$(1,675)	$1,277

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/31/2022	Translation and Other	Balance 3/25/2023

FLNA
Goodwill	$451	$(2)	$449
Brands	251	—	251
Total	702	(2)	700
QFNA
Goodwill	189	—	189
Total	189	—	189
PBNA
Goodwill	11,947	(7)	11,940
Reacquired franchise rights	7,061	(12)	7,049
Acquired franchise rights	1,758	(2)	1,756
Brands	2,508	1	2,509
Total	23,274	(20)	23,254
LatAm
Goodwill	436	7	443
Brands	75	2	77
Total	511	9	520
Europe
Goodwill	3,646	(56)	3,590
Reacquired franchise rights	421	(8)	413
Acquired franchise rights	148	(1)	147
Brands	1,664	(1)	1,663
Total	5,879	(66)	5,813
AMESA
Goodwill	1,015	(52)	963
Brands	156	(13)	143
Total	1,171	(65)	1,106
APAC
Goodwill	518	(3)	515
Brands	267	(2)	265
Total	785	(5)	780

Total goodwill	18,202	(113)	18,089
Total reacquired franchise rights	7,482	(20)	7,462
Total acquired franchise rights	1,906	(3)	1,903
Total brands	4,921	(13)	4,908
Total	$32,511	$(149)	$32,362

Note 5 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. In 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we adjusted our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the Tax Cuts and Jobs Act (TCJ Act). Tax years 2014 through 2019 remain under audit for other issues. See Note 5 to our consolidated financial statements in our 2022 Form 10-K for further information. There were no tax amounts recognized in the 12 weeks ended March 25, 2023 and March 19, 2022 from this agreement.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended
	3/25/2023	3/19/2022
Share-based compensation expense – equity awards	$93	$81
Share-based compensation expense – liability awards	6	5
Acquisition and divestiture-related charges	—	3
Restructuring charges	1	(1)
Total	$100	$88
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/25/2023		3/19/2022
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.0	$171.00	2.1	$163.00
RSUs and PSUs	2.1	$171.00	2.3	$163.00
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $18 million during the 12 weeks ended March 25, 2023 and March 19, 2022, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022
Expected life	7 years	7 years
Risk-free interest rate	4.2%	1.7%
Expected volatility	16%	16%
Expected dividend yield	2.7%	2.5%

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/25/2023	3/19/2022	3/25/2023	3/19/2022	3/25/2023	3/19/2022
Service cost	$76	$114	$8	$17	$6	$8
Other pension and retiree medical benefits income:
Interest cost	137	88	25	17	8	4
Expected return on plan assets	(197)	(215)	(35)	(42)	(3)	(3)
Amortization of prior service credits	(6)	(6)	—	—	(1)	(2)
Amortization of net losses/(gains)	16	33	2	5	(6)	(3)
Settlement/curtailment gains	—	—	—	—	—	(16)
Special termination benefits	(1)	6	—	—	—	—
Total other pension and retiree medical benefits income	(51)	(94)	(8)	(20)	(2)	(20)
Total	$25	$20	$—	$(3)	$4	$(12)
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
During the 12 weeks ended March 25, 2023 and March 19, 2022, we made discretionary contributions of $125 million and $75 million, respectively, to our U.S. qualified defined benefit plans, and $17 million and $10 million, respectively, to our international defined benefit plans. We expect to make an additional discretionary contribution of $125 million to our U.S. qualified defined benefit plans in the third quarter of 2023.
Note 8 - Debt Obligations
In the 12 weeks ended March 25, 2023, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
Floating rate	February 2026	$350
4.550%	February 2026	$500
4.450%	May 2028	$650
4.450%	February 2033	$1,000
4.650%	February 2053	$500
(a)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 12 weeks ended March 25, 2023, $1.3 billion of USD-denominated senior notes matured and were paid. Subsequent to March 25, 2023, we discharged via legal defeasance $94 million outstanding principal amount of certain notes originally issued by our subsidiary, The Quaker Oats Company, following the deposit of $102 million of U.S. government securities with the Bank of New York Mellon, as trustee, in the fourth quarter of 2022.
As of March 25, 2023, we had $800 million of commercial paper outstanding, excluding discounts.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 12 weeks ended March 25, 2023 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2022 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 25, 2023 was $228 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 25, 2023.
The notional amounts of our financial instruments used to hedge the above risks as of March 25, 2023 and December 31, 2022 are as follows:

	Notional Amounts(a)
	3/25/2023	12/31/2022
Commodity	$1.8	$1.8
Foreign exchange	$2.8	$3.0
Interest rate	$1.3	$1.3
Net investment (b)	$2.9	$2.9
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of March 25, 2023, approximately 4% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 1% as of December 31, 2022.
Debt Securities
Available-for-Sale
Investments in available-for-sale debt securities are reported at fair value. Changes in the fair value of available-for-sale debt securities are generally recognized in accumulated other comprehensive loss within common shareholders’ equity. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. We regularly evaluate our investment portfolio for expected credit losses and impairment. In making this judgment, we evaluate, among other things, the extent to which the fair value of a debt security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular debt security. There were no unrealized gains and losses on our investments as of March 25, 2023. There were no impairment charges related to our investments for the 12 weeks ended March 25, 2023.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 25, 2023 and December 31, 2022 are categorized as follows:

		3/25/2023		12/31/2022
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$658	$—	$660	$—
Index funds (c)	1	$250	$—	$257	$—
Prepaid forward contracts (d)	2	$14	$—	$14	$—
Deferred compensation (e)	2	$—	$432	$—	$434
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$23	$34	$24	$22
Interest rate (f)	2	—	175	—	164
Commodity (g)	2	2	50	2	60
		$25	$259	$26	$246
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$17	$17	$21	$21
Commodity (g)	2	9	45	11	51
		$26	$62	$32	$72
Total derivatives at fair value (h)		$51	$321	$58	$318
Total		$973	$753	$989	$752
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
(b)Primarily related to our investment in Celsius Holdings, Inc. convertible preferred stock. The fair value of our investment approximates the transaction price and any accrued dividends, as well as the amortized cost. As of March 25, 2023, $99 million and $559 million were classified as short-term investments and other assets, respectively. As of December 31, 2022, $3 million, $104 million and $553 million were classified as cash equivalents, short-term investments and other assets, respectively.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of March 25, 2023 and December 31, 2022 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of March 25, 2023 and December 31, 2022 was $39 billion and $35 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	3/25/2023	3/19/2022	3/25/2023	3/19/2022
Foreign exchange	$16	$(8)	$1	$(4)
Interest rate	11	(3)	3	20
Commodity	65	(189)	9	(78)
Net investment	37	(51)	—	—
Total	$129	$(251)	$13	$(62)
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Interest rate derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.
Based on current market conditions, we expect to reclassify net losses of $119 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	3/25/2023			3/19/2022
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$(1)	$(5)	$(6)	$11	$(27)	$(16)
Commodity	31	50	81	(74)	(92)	(166)
Total	$30	$45	$75	$(63)	$(119)	$(182)
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/25/2023		3/19/2022
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.40		$3.08
Net income available for PepsiCo common shareholders	$1,932	1,378	$4,261	1,383
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	8
Diluted	$1,932	1,384	$4,261	1,391
Diluted net income attributable to PepsiCo per common share	$1.40		$3.06
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 3 million and immaterial for the 12 weeks ended March 25, 2023 and March 19, 2022, respectively.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2022 (a)	$(12,948)	$1	$(2,361)	$6	$(15,302)
Other comprehensive (loss) before reclassifications (b)	(350)	(92)	(9)	(1)	(452)
Amounts reclassified from accumulated other comprehensive loss (c)	108	13	5	—	126
Net other comprehensive (loss)	(242)	(79)	(4)	(1)	(326)
Tax amounts	7	20	—	—	27
Balance as of March 25, 2023 (a)	$(13,183)	$(58)	$(2,365)	$5	$(15,601)
(a)Pension and retiree medical amounts are net of taxes of $1,184 million as of both December 31, 2022 and March 25, 2023.
(b)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and Russian ruble.
(c)Release of currency translation adjustment is in relation to the sale of a non-strategic brand and an investment within our AMESA division.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	$(12,869)	$265	$(2,737)	$(2)	$(15,343)
(a)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021 and $1,279 million as of March 19, 2022.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, partially offset by the appreciation of the South African rand, Brazilian real and Canadian dollar.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$108	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(2)	$(2)	Net revenue
Foreign exchange contracts	3	(2)	Cost of sales
Interest rate derivatives	3	20	Selling, general and administrative expenses
Commodity contracts	10	(76)	Cost of sales
Commodity contracts	(1)	(2)	Selling, general and administrative expenses
Net losses/(gains) before tax	13	(62)
Tax amounts	(4)	10
Net losses/(gains) after tax	$9	$(52)

Pension and retiree medical items:
Amortization of prior service credits	$(7)	$(8)	Other pension and retiree medical benefits income
Amortization of net losses	12	35	Other pension and retiree medical benefits income
Settlement/curtailment gains	—	(2)	Other pension and retiree medical benefits income
Net losses before tax	5	25
Tax amounts	(1)	(6)
Net losses after tax	$4	$19

Total net losses/(gains) reclassified, net of tax	$121	$(33)
Note 12 - Acquisitions and Divestitures
Juice Transaction
In the 12 weeks ended March 19, 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners for $3.5 billion in cash and a 39% noncontrolling interest in TBG, operating across North America and Europe. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery. We have significant influence over our investment in TBG and account for our investment under the equity method, recognizing our proportionate share of TBG’s earnings on our income statement (recorded in selling, general and administrative expenses).
As a result of this transaction, in the year ended December 31, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.08 per share) in our PBNA and Europe divisions, including $520 million related to the remeasurement of our 39% ownership in TBG at fair value using a combination of the transaction price, discounted cash flows and an option pricing model related to our liquidation preference in TBG. See Note 13 to our consolidated financial statements in our 2022 Form 10-K for further information.

In the 12 weeks ended March 19, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.06 per share) in our PBNA and Europe divisions.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges and costs associated with divestitures. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended
	3/25/2023	3/19/2022
PBNA	$2	$37
Europe	—	10
Corporate	—	3
Total (a)	2	50
Other pension and retiree medical benefits expense	—	6
Total acquisition and divestiture-related charges	$2	$56
After-tax amount	$1	$47
Impact on net income attributable to PepsiCo per common share	$—	$(0.03)
(a)Recorded in selling, general and administrative expenses.
Note 13 - Supply Chain Financing Arrangements
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. As of March 25, 2023 and December 31, 2022, $1.9 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements.
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

Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our 2022 Form 10-K.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the risks associated with the deadly conflict in Ukraine; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including continued increased commodity, packaging, transportation, labor and other input costs; political or social conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance that can result in an impairment charge; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; and potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2022 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and “Item 1A. Risk Factors” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Risks Associated with Commodities and Our Supply Chain
During the 12 weeks ended March 25, 2023, we continued to experience significantly higher operating costs, including on transportation, labor and commodity (including energy) costs, which we expect to continue for the remainder of 2023. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the deadly conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation, labor and commodity availability costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2022 Form 10-K for further information on how we manage our exposure to commodity prices.

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
Risks Associated with International Operations
In the 12 weeks ended March 25, 2023, our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 25, 2023, our operations outside of the United States generated 36% of our consolidated net revenue, with Mexico, Canada, China, Russia, the United Kingdom and Brazil comprising approximately 20% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 25, 2023, unfavorable foreign exchange reduced net revenue growth by 2.5 percentage points primarily due to declines in the Egyptian pound, Turkish lira, Canadian dollar and Chinese yuan, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, and natural disasters, debt and credit issues and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments. We continue to monitor the economic, operating and political environment in these markets closely, including risks of additional impairments or write-offs, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 weeks ended March 19, 2022.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 25, 2023 and December 31, 2022 and Note 9 to our consolidated financial statements in our 2022 Form 10-K for a discussion of these items.
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
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K, for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 weeks ended March 19, 2022.
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

OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
Retail Landscape
Our industry continues to be affected by disruption of the retail landscape, including the continued growth in sales through e-commerce websites and mobile commerce applications, including through subscription services, the integration of physical and digital operations among retailers and the international expansion of hard discounters. We have seen and expect to continue to see a further shift to e-commerce, online-to-offline and other online purchasing by consumers. We continue to monitor changes in the retail landscape and seek to identify actions we may take to build our global e-commerce and digital capabilities, such as expanding our direct-to-consumer business, and distribute our products effectively through all existing and emerging channels of trade and potentially mitigate any unfavorable impacts on our future results.
Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2022 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2022 Form 10-K for further information on volume. Unit volume growth adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, unit volume growth excludes the impact of an additional week of results every five or six years (53rd reporting week), where applicable, including in our fourth quarter 2022 financial results.
We report all of our international operations on a monthly calendar basis. The 12 weeks ended March 25, 2023 and March 19, 2022 include volume outside of North America for the months of January and February.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/25/2023	3/19/2022	Change
Net revenue	$17,846	$16,200	10%
Operating profit	$2,629	$5,267	(50)%
Operating margin	14.7%	32.5%	(17.8)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit decreased 50% and operating margin decreased 17.8 percentage points. Operating profit performance was primarily driven by a 73-percentage-point unfavorable impact of the gain associated with the Juice Transaction in the prior year, certain operating cost increases, a 33-percentage-point impact of higher commodity costs, a decrease in organic volume and a 4-percentage-point impact of higher mark-to-market losses on commodity derivatives. These impacts were partially offset by effective net pricing, productivity savings, and a 5-percentage-point impact each of the charges associated with the Russia-Ukraine conflict and the impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia. The operating margin decline primarily reflects the gain associated with the Juice Transaction in the prior year.
Other Consolidated Results

	12 Weeks Ended
	3/25/2023	3/19/2022	Change
Other pension and retiree medical benefits income	$61	$134	$(73)
Net interest expense and other	$(200)	$(240)	$40
Tax rate	21.9%	17.2%
Net income attributable to PepsiCo (a)	$1,932	$4,261	(55)%
Net income attributable to PepsiCo per common share – diluted (a)	$1.40	$3.06	(54)%
(a)For the 12 weeks ended March 19, 2022, the gain associated with the Juice Transaction contributed to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share. See Note 12 to our condensed consolidated financial statements for further information.
Other pension and retiree medical benefits income decreased $73 million, primarily due to higher interest cost and recognition of fixed income losses on plan assets, partially offset by lower amortization of net losses on pension obligations and higher rate on expected return on plan assets, all driven primarily by higher interest rates.
Net interest expense and other decreased $40 million, primarily due to higher interest rates on average cash balances and gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher interest rates on debt.
The reported tax rate increased 4.7 percentage points, primarily reflecting the prior-year impact of the Juice Transaction.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 25, 2023 and March 19, 2022.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 3/25/2023
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	15%	—	—	16%	—	16
QFNA	9%	1	—	10%	(5)	15
PBNA	8%	—	3	12%	(3)	15
LatAm	21%	(6)	1	16%	1	15
Europe	5%	5	4	14%	(9)	23
AMESA	2%	28	—	29%	(2)	31
APAC	(1)%	6	—	4%	2	2.5
Total	10%	2.5	2	14%	(2)	16
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, the impact of organic volume on net revenue growth differs from the unit volume change disclosed in the following divisional discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). We report net revenue from our franchise-owned beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.
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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/25/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,599	$—	$7	$—	$—	$1,606
QFNA	188	—	—	—	—	188
PBNA	483	—	5	2	—	490
LatAm	364	—	5	—	—	369
Europe	71	—	89	—	—	160
AMESA	168	—	5	—	(13)	160
APAC	227	—	1	—	—	228
Corporate unallocated expenses	(471)	71	1	—	—	(399)
Total	$2,629	$71	$113	$2	$(13)	$2,802

	12 Weeks Ended 3/19/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core, Non-GAAP Measure
FLNA	$1,296	$—	$3	$—	$—	$—	$1,299
QFNA	159	—	—	—	—	—	159
PBNA	3,434	—	3	37	(3,024)	—	450
LatAm	323	—	6	—	—	—	329
Europe	(136)	—	7	10	(298)	482	65
AMESA	180	—	2	—	—	—	182
APAC	215	—	1	—	—	—	216
Corporate unallocated expenses	(204)	(112)	5	3	—	—	(308)
Total	$5,267	$(112)	$27	$50	$(3,322)	$482	$2,392
(a)See “Items Affecting Comparability.”
(b)The income amount reflects adjustments to the charges recorded in the prior year related to the sale of a non-strategic brand.
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/25/2023
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	23%	—	—	—	—	—	24%	—	24%
QFNA	18%	—	—	—	—	—	18%	—	19%
PBNA	(86)%	—	—	(1)	96	—	9%	1	10%
LatAm	13%	—	(1)	—	—	—	12%	(6)	6%
Europe	n/m	—	n/m	n/m	n/m	n/m	148%	11	159%
AMESA	(6)%	—	2	—	—	(7)	(12)%	23	11%
APAC	5.5%	—	1	(1)	—	—	5.5%	6	11%
Corporate unallocated expenses	132%	(105)	3	1	—	—	30%	—	30%
Total	(50)%	4	2	(1)	73	(11)	17%	2	19%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

n/m - Not meaningful due to the impact of impairment and other charges in 2022.
FLNA
Net revenue grew 15%, primarily driven by effective net pricing.
Unit volume declined slightly, primarily driven by a high-single-digit decline in dips, a mid-single-digit decline in trademark Tostitos and a double-digit decline in our Sabra joint venture products, partially offset by double-digit growth in trademark Chester’s and Fritos.
Operating profit increased 23%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, a 15-percentage-point impact of higher commodity costs, primarily cooking oil, potatoes and ingredients, and higher advertising and marketing expenses.
QFNA
Net revenue grew 9%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.

Unit volume declined 5%, primarily reflecting double-digit declines in oatmeal and rice/pasta sides.
Operating profit grew 18%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a 17-percentage-point impact of higher commodity costs, primarily grains, higher advertising and marketing expenses and the decrease in organic volume.
PBNA
Net revenue increased 8%, primarily driven by effective net pricing, partially offset by a decrease in organic volume. The Juice Transaction reduced net revenue growth by 3 percentage points.
Unit volume decreased 2%, driven by a 4% decrease in non-carbonated beverage (NCB) volume and a 1% decrease in carbonated soft drink volume. The NCB volume decrease primarily reflected a high-single-digit decrease in Gatorade sports drinks and mid-single-digit decreases in our overall water portfolio and our Lipton ready-to-drink tea portfolio, partially offset by a double-digit increase in our juice and juice drinks portfolio (adjusted for the impact of the Juice Transaction).
Operating profit decreased 86%, primarily reflecting a 96-percentage-point impact of the prior-year gain of $3.0 billion associated with the Juice Transaction. Operating profit also decreased due to certain operating cost increases, including information technology costs, a 45-percentage-point impact of higher commodity costs, including energy, sweeteners and packaging materials, the decrease in organic volume, and higher advertising and marketing expenses. Additionally, net unfavorable insurance adjustments and the loss in net revenue due to the Juice Transaction negatively impacted operating profit performance by 8 percentage points and 6 percentage points, respectively. These impacts were partially offset by the effective net pricing and productivity savings. Certain costs associated with remediating a service disruption from a third-party payroll service provider in the prior year positively contributed 7 percentage points to operating profit performance.
LatAm
Net revenue increased 21%, primarily reflecting effective net pricing and a 6-percentage-point impact of favorable foreign exchange.
Convenient foods unit volume grew 1%, primarily reflecting mid-single-digit growth in Mexico and low-single-digit growth in Brazil.
Beverage unit volume grew 5%, primarily reflecting double-digit growth in Brazil and Peru, high-single-digit growth in Mexico and Guatemala and mid-single-digit growth in Colombia, partially offset by a mid-single-digit decline in Argentina. Additionally, Chile experienced mid-single-digit growth.
Operating profit increased 13%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, an 18-percentage-point impact of higher commodity costs, primarily cooking oil and grains, higher advertising and marketing expenses and a 3-percentage-point unfavorable impact of certain indirect tax credits in Brazil compared to the prior year. Favorable foreign exchange contributed 6 percentage points to operating profit growth.
Europe
Net revenue increased 5%, reflecting effective net pricing, partially offset by an organic volume decline, a 5-percentage-point impact of unfavorable foreign exchange and a 2-percentage-point unfavorable impact of the Juice Transaction.

Convenient foods unit volume declined 5%, primarily reflecting a double-digit decline in Ukraine and high-single-digit declines in Russia and the United Kingdom, partially offset by high-single-digit growth in France and slight growth in Turkey. Additionally, the Netherlands declined slightly.
Beverage unit volume declined 11%, primarily reflecting double-digit declines in Russia, Germany and Ukraine, partially offset by low-single-digit growth in Turkey. Additionally, the United Kingdom and France experienced mid-single-digit declines.
Operating profit improvement primarily reflects the favorable impact of prior-year charges associated with the Russia-Ukraine conflict and impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia (brand portfolio impairment charges), the effective net pricing, productivity savings and a 39-percentage-point favorable impact of higher payments to employees for a change in pension benefits in the prior year. These impacts were partially offset by the unfavorable impact of the prior-year gain associated with the Juice Transaction and higher restructuring and impairment charges. Additionally, operating profit improvement was negatively impacted by certain operating cost increases, a 238-percentage-point impact of higher commodity costs, primarily cooking oil, sweeteners and ingredients, the organic volume decline and higher advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit improvement by 11 percentage points.
AMESA
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by an organic volume decline. Unfavorable foreign exchange reduced net revenue growth by 28 percentage points, primarily due to weakening of the Egyptian pound.
Convenient foods unit volume declined 8%, primarily reflecting a double-digit decline in South Africa, partially offset by double-digit growth in the Middle East. Additionally, India and Pakistan each experienced a low-single-digit decline.
Beverage unit volume grew 15%, primarily reflecting double-digit growth in India, partially offset by a low-single-digit decline in Nigeria. Additionally, the Middle East experienced high-single-digit growth and Pakistan experienced double-digit growth.
Operating profit decreased 6%, primarily reflecting a 77-percentage-point impact of higher commodity costs, primarily cooking oil and packaging materials, certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing, productivity savings and a 7-percentage-point favorable impact of adjustments to the charges recorded in the prior year related to the sale of a non-strategic brand. Unfavorable foreign exchange negatively impacted operating profit performance by 23 percentage points, primarily due to weakening of the Egyptian pound.
APAC
Net revenue decreased 1%, reflecting a 6-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing and organic volume growth.
Convenient foods unit volume grew 4%, primarily reflecting high-single-digit growth in China, partially offset by a double-digit decline in Thailand and a mid-single-digit decline in Australia.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in Vietnam and low-single-digit growth in China, partially offset by a double-digit decline in the Philippines and a slight decline in Thailand.
Operating profit increased 5.5%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by a 12-percentage-point impact of higher commodity costs, primarily cooking oil and potatoes, and certain operating cost increases. Unfavorable foreign exchange reduced operating profit growth by 6 percentage points.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges associated with acquisitions and divestitures; gains associated with divestitures; asset impairment charges (non-cash); pension and retiree medical-related amounts, including all settlement and curtailment gains and losses; charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-Q.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, impairment and other charges/credits comprised of Russia-Ukraine conflict charges and brand portfolio impairment charges, and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures and where applicable, the impact of the 53rd reporting week, including in our fourth quarter 2022 financial results. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Growth” in “Results of Operations – Division Review” for further information.
Free cash flow
We define free cash flow as net cash from operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/25/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,988	$9,858	$7,229	$2,629	$61	$546	$12	$1,932
Items Affecting Comparability
Mark-to-market net impact	(14)	14	(57)	71	—	17	—	54
Restructuring and impairment charges	(3)	3	(110)	113	(1)	14	1	97
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	—	1
Impairment and other charges/credits	4	(4)	9	(13)	—	—	—	(13)
Core, Non-GAAP Measure	$7,975	$9,871	$7,069	$2,802	$60	$578	$13	$2,071

	12 Weeks Ended 3/19/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,433	$8,767	$6,580	$(3,322)	$242	$5,267	$134	$888	$4,261
Items Affecting Comparability
Mark-to-market net impact	33	(33)	79	—	—	(112)	—	(26)	(86)
Restructuring and impairment charges	(5)	5	(22)	—	—	27	—	6	21
Acquisition and divestiture-related charges	—	—	(50)	—	—	50	6	9	47
Gain associated with the Juice Transaction	—	—	—	3,322	—	(3,322)	—	(452)	(2,870)
Impairment and other charges/credits	(140)	140	(100)	—	(242)	482	—	48	434
Pension and retiree medical-related impact	—	—	—	—	—	—	(16)	(4)	(12)
Core, Non-GAAP Measure	$7,321	$8,879	$6,487	$—	$—	$2,392	$124	$469	$1,795
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/25/2023	3/19/2022	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.40	$3.06	(54)%
Mark-to-market net impact	0.04	(0.06)
Restructuring and impairment charges	0.07	0.02
Acquisition and divestiture-related charges	—	0.03
Gain associated with the Juice Transaction	—	(2.06)
Impairment and other charges/credits	(0.01)	0.31
Pension and retiree medical-related impact	—	(0.01)
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.50	$1.29	16%
Impact of foreign exchange translation			2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure			18%

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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through March 25, 2023, we have incurred pre-tax charges of $1.6 billion, including cash expenditures of $1.1 billion. For the remainder of 2023, we expect to incur pre-tax charges of approximately $475 million, and cash expenditures of approximately $500 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures in our 2023 through 2024 financial results, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2022 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges and costs associated with divestitures. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees. See Note 12 to our condensed consolidated financial statements for further information.
Gain Associated with the Juice Transaction
We recognized a gain associated with the Juice Transaction in our PBNA and Europe divisions. See Note 12 to our condensed consolidated financial statements for further information.
Impairment and Other Charges/Credits
We recognized Russia-Ukraine conflict charges and brand portfolio impairment charges as described below.
Russia-Ukraine Conflict Charges
In connection with the deadly conflict in Ukraine, we recognized charges related to property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs. See Note 1 to our condensed consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized asset impairment charges as a result of management’s decision to reposition or discontinue certain brands. We also recognized adjustments to the charges recorded in the prior year related to the sale of a non-strategic brand. See Notes 1 and 4 to our condensed consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact relates to curtailment gains resulting from the Juice Transaction.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the TCJ Act. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Notes 8 and 12 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2022 Form 10-K for further information.
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 12 weeks ended March 25, 2023 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” included in our 2022 Form 10-K for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
As of March 25, 2023, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of March 25, 2023, our mandatory transition tax liability was $2.6 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2022 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 12 weeks ended March 25, 2023, net cash used for operating activities was $0.4 billion, compared to net cash used for operating activities of $0.2 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons, partially offset by favorable operating profit performance in the current year.
Investing Activities
During the 12 weeks ended March 25, 2023, net cash used for investing activities was $0.5 billion, primarily reflecting net capital spending of $0.6 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.

Financing Activities
During the 12 weeks ended March 25, 2023, net cash provided by financing activities was $0.8 billion, primarily reflecting proceeds from issuances of long-term debt of $3.0 billion and net proceeds of short-term borrowings of $0.9 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments of $1.6 billion and share repurchases of $0.2 billion and payments of long-term debt borrowings of $1.3 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 9, 2023, we announced a 10% increase in our annualized dividend to $5.06 per share from $4.60 per share, effective with the dividend expected to be paid in June 2023. We expect to return a total of approximately $7.7 billion to shareholders in 2023, comprising dividends of approximately $6.7 billion and share repurchases of approximately $1.0 billion.
Free Cash Flow
The table below reconciles net cash used for operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	12 Weeks Ended
	3/25/2023	3/19/2022
Net cash used for operating activities, GAAP measure	$(392)	$(174)
Capital spending	(581)	(522)
Sales of property, plant and equipment	19	3
Free cash flow, non-GAAP measure	$(954)	$(693)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2022 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2022 Form 10-K for further information.

Material Changes in Line Items in Our Condensed Consolidated Financial Statements
Material changes in line items in our condensed consolidated statement of income are discussed in “Results of Operations – Consolidated Review,” “Results of Operations – Division Review” and “Items Affecting Comparability.”
Material changes in line items in our condensed consolidated statement of cash flows are discussed in “Our Liquidity and Capital Resources.”
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of March 25, 2023, total assets were $93.0 billion, compared to $92.2 billion as of December 31, 2022. In the 12-weeks ended March 25, 2023, there were no material changes in these line items.
Total Liabilities
As of March 25, 2023 total liabilities were $75.9 billion, compared to $74.9 billion as of December 31, 2022. The increase in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$0.9	(b)
Accounts payable and other current liabilities	$(1.8)	(c)
Long-term debt obligations	$1.8	(d)
(a)In billions.
(b)Primarily reflects issuances of commercial paper. See Note 8 to our condensed consolidated financial statements for further information.
(c)Primarily reflects payments of 2022 production and capital expenditure payables across a number of our divisions.
(d)Primarily reflects issuances of long-term debt, partially offset by debt maturities. See Note 8 to our condensed consolidated financial statements for further information.
Total Equity
Refer to our condensed consolidated statement of equity and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 25, 2023, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 25, 2023 and March 19, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2022, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended (not presented herein); and in our report dated February 8, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 24, 2023

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2022 Form 10-K.
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
During the 12 weeks ended March 25, 2023, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended March 25, 2023, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended March 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2022 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2022 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 25, 2023 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/31/2022				$8,500
1/1/2023 - 1/28/2023	—	$—	—	—
				8,500
1/29/2023 - 2/25/2023	0.2	$175.93	0.2	(27)
				8,473
2/26/2023 - 3/25/2023	0.8	$174.40	0.8	(147)
Total	1.0	$174.63	1.0	$8,326
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

Exhibit 10.1	Form of Annual Long-Term Incentive Agreement.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 24, 2023	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 24, 2023	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)