Form 10-Q
period 2023-06-17
PEPSICO INC
filed 2023-07-13
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2023 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 6, 2023 was 1,376,580,611.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Net Revenue	$22,322	$20,225	$40,168	$36,425
Cost of sales	10,121	9,415	18,109	16,848
Gross profit	12,201	10,810	22,059	19,577
Selling, general and administrative expenses	8,542	7,387	15,771	13,967
Gain associated with the Juice Transaction (a)	—	(13)	—	(3,335)
Impairment of intangible assets (see Notes 1 and 4)	—	1,359	—	1,601
Operating Profit	3,659	2,077	6,288	7,344
Other pension and retiree medical benefits income/(expense)	60	(2)	121	132
Net interest expense and other	(201)	(236)	(401)	(476)
Income before income taxes	3,518	1,839	6,008	7,000
Provision for income taxes	747	393	1,293	1,281
Net income	2,771	1,446	4,715	5,719
Less: Net income attributable to noncontrolling interests	23	17	35	29
Net Income Attributable to PepsiCo	$2,748	$1,429	$4,680	$5,690
Net Income Attributable to PepsiCo per Common Share
Basic	$1.99	$1.03	$3.40	$4.11
Diluted	$1.99	$1.03	$3.38	$4.09
Weighted-average common shares outstanding
Basic	1,378	1,382	1,378	1,383
Diluted	1,384	1,389	1,384	1,390

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

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Net income	$2,771	$1,446	$4,715	$5,719
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(198)	1,274	(433)	714
Net change on cash flow hedges	24	(102)	(35)	4
Net pension and retiree medical adjustments	(6)	(250)	(10)	(237)
Other	1	5	—	1
	(179)	927	(478)	482
Comprehensive income	2,592	2,373	4,237	6,201
Less: Comprehensive income attributable to noncontrolling interests	23	17	35	29
Comprehensive Income Attributable to PepsiCo	$2,569	$2,356	$4,202	$6,172

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/17/2023	6/11/2022
Operating Activities
Net income	$4,715	$5,719
Depreciation and amortization	1,268	1,195
Gain associated with the Juice Transaction	—	(3,335)
Impairment and other charges	97	1,871
Operating lease right-of-use asset amortization	248	223
Share-based compensation expense	179	156
Restructuring and impairment charges	204	75
Cash payments for restructuring charges	(187)	(82)
Acquisition and divestiture-related charges	9	64
Cash payments for acquisition and divestiture-related charges	(10)	(34)
Pension and retiree medical plan expenses	62	139
Pension and retiree medical plan contributions	(209)	(214)
Deferred income taxes and other tax charges and credits	270	49
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(1,330)	(1,753)
Inventories	(851)	(990)
Prepaid expenses and other current assets	(271)	(186)
Accounts payable and other current liabilities	(1,960)	(990)
Income taxes payable	100	608
Other, net	(6)	(325)
Net Cash Provided by Operating Activities	2,019	1,881

Investing Activities
Capital spending	(1,513)	(1,499)
Sales of property, plant and equipment	122	222
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(83)	(29)
Proceeds associated with the Juice Transaction	—	3,456
Other divestitures, sales of investments in noncontrolled affiliates and other assets	75	15
Short-term investments, by original maturity:
More than three months - purchases	(435)	—
More than three months - maturities	363	—
Three months or less, net	16	8
Other investing, net	32	(1)
Net Cash (Used for)/Provided by Investing Activities	(1,423)	2,172

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/17/2023	6/11/2022
Financing Activities
Proceeds from issuances of long-term debt	$2,986	$—
Payments of long-term debt	(2,252)	(1,652)
Debt redemptions	—	(1,550)
Short-term borrowings, by original maturity:
More than three months - proceeds	1,660	1,935
More than three months - payments	(26)	—
Three months or less, net	2,023	844
Cash dividends paid	(3,199)	(2,997)
Share repurchases - common	(453)	(699)
Proceeds from exercises of stock options	86	89
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(119)	(87)
Other financing	(16)	(15)
Net Cash Provided by/(Used for) Financing Activities	690	(4,132)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(144)	(83)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	1,142	(162)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,100	5,707
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,242	$5,545

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$439	$428
Debt discharged via legal defeasance	$94	$—

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/17/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$6,116	$4,954
Short-term investments	338	394
Accounts and notes receivable, less allowance ($193 and $150, respectively)	11,456	10,163
Inventories:
Raw materials and packaging	2,638	2,366
Work-in-process	110	114
Finished goods	3,221	2,742
	5,969	5,222
Prepaid expenses and other current assets	1,075	806
Total Current Assets	24,954	21,539
Property, plant and equipment	50,804	49,784
Accumulated depreciation	(26,304)	(25,493)
Property, Plant and Equipment, net	24,500	24,291
Amortizable Intangible Assets, net	1,232	1,277
Goodwill	17,997	18,202
Other Indefinite-Lived Intangible Assets	14,330	14,309
Investments in Noncontrolled Affiliates	3,038	3,073
Deferred Income Taxes	4,186	4,204
Other Assets	5,669	5,292
Total Assets	$95,906	$92,187

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$7,613	$3,414
Accounts payable and other current liabilities	22,005	23,371
Total Current Liabilities	29,618	26,785
Long-Term Debt Obligations	36,008	35,657
Deferred Income Taxes	4,113	4,133
Other Liabilities	8,342	8,339
Total Liabilities	78,081	74,914
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,377 shares)	23	23
Capital in excess of par value	4,082	4,134
Retained earnings	69,135	67,800
Accumulated other comprehensive loss	(15,780)	(15,302)
Repurchased common stock, in excess of par value (490 shares)	(39,775)	(39,506)
Total PepsiCo Common Shareholders’ Equity	17,685	17,149
Noncontrolling interests	140	124
Total Equity	17,825	17,273
Total Liabilities and Equity	$95,906	$92,187

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/17/2023		6/11/2022		6/17/2023		6/11/2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,378	$23	1,384	$23	1,377	$23	1,383	$23
Change in repurchased common stock	(1)	—	(3)	—	—	—	(2)	—
Balance, end of period	1,377	23	1,381	23	1,377	23	1,381	23
Capital in Excess of Par Value
Balance, beginning of period		3,996		3,893		4,134		4,001
Share-based compensation expense		85		76		179		159
Stock option exercises, RSUs and PSUs converted		5		3		(111)		(103)
Withholding tax on RSUs and PSUs converted		(3)		(2)		(119)		(87)
Other		(1)		—		(1)		—
Balance, end of period		4,082		3,970		4,082		3,970
Retained Earnings
Balance, beginning of period		68,142		67,934		67,800		65,165
Net income attributable to PepsiCo		2,748		1,429		4,680		5,690
Cash dividends declared – common (a)		(1,755)		(1,600)		(3,345)		(3,092)
Balance, end of period		69,135		67,763		69,135		67,763
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,601)		(15,343)		(15,302)		(14,898)
Other comprehensive (loss)/income attributable to PepsiCo		(179)		927		(478)		482
Balance, end of period		(15,780)		(14,416)		(15,780)		(14,416)
Repurchased Common Stock
Balance, beginning of period	(489)	(39,518)	(483)	(38,305)	(490)	(39,506)	(484)	(38,248)
Share repurchases	(2)	(292)	(3)	(518)	(3)	(466)	(4)	(731)
Stock option exercises, RSUs and PSUs converted	1	35	—	36	3	197	2	192
Balance, end of period	(490)	(39,775)	(486)	(38,787)	(490)	(39,775)	(486)	(38,787)
Total PepsiCo Common Shareholders’ Equity		17,685		18,553		17,685		18,553
Noncontrolling Interests
Balance, beginning of period		133		118		124		108
Net income attributable to noncontrolling interest		23		17		35		29
Distributions to noncontrolling interests		(14)		(14)		(15)		(14)
Other, net		(2)		—		(4)		(2)
Balance, end of period		140		121		140		121
Total Equity		$17,825		$18,674		$17,825		$18,674

(a)Cash dividends declared per common share were $1.265 and $1.15 for the 12 weeks ended June 17, 2023 and June 11, 2022, respectively and $2.415 and $2.225 for the 24 weeks ended June 17, 2023 and June 11, 2022, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K). This report should be read in conjunction with our 2022 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 17, 2023 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 17, 2023 and June 11, 2022, and the months of January through May are reflected in our results for the 24 weeks ended June 17, 2023 and June 11, 2022.
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
Net revenue of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
FLNA	$5,904	$5,181	$11,487	$10,020
QFNA	684	675	1,461	1,388
PBNA	6,755	6,120	12,553	11,473
LatAm	2,856	2,415	4,633	3,889
Europe	3,428	3,023	5,314	4,820
AMESA	1,568	1,696	2,587	2,700
APAC	1,127	1,115	2,133	2,135
Total	$22,322	$20,225	$40,168	$36,425

Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	6/17/2023		6/11/2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	50%	50%
AMESA	30%	70%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	40%	60%	45%	55%

	24 Weeks Ended
	6/17/2023		6/11/2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	50%	50%
AMESA	30%	70%	30%	70%
APAC	20%	80%	20%	80%
PepsiCo	40%	60%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is approximately 35% of our consolidated net revenue in the 12 and 24 weeks ended June 17, 2023, and over 35% of our consolidated net revenue in the 12 and 24 weeks ended June 11, 2022. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
FLNA	$1,647	$1,448	$3,246	$2,744
QFNA	129	135	317	294
PBNA (a) (b) (c)	723	651	1,206	4,085
LatAm (d)	592	420	956	743
Europe (a) (e) (f)	476	(797)	547	(933)
AMESA	250	290	418	470
APAC	223	206	450	421
Total divisions	4,040	2,353	7,140	7,824
Corporate unallocated expenses (g) (h)	(381)	(276)	(852)	(480)
Total	$3,659	$2,077	$6,288	$7,344
(a)In the 24 weeks ended June 11, 2022, we recorded a gain of $3,037 million and $298 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,880 million or $2.07 per share. See Note 12 for further information.
(b)In the 12 and 24 weeks ended June 11, 2022, we decided to terminate our agreement with Vital Pharmaceuticals, Inc. (Vital) to distribute Bang Energy drinks in our PBNA division. As a result, we recognized pre-tax brand portfolio impairment charges of $141 million ($107 million after-tax or $0.08 per share) primarily related to the write-off of distribution rights, with $8 million recorded in cost of sales, $7 million recorded in selling, general and administrative expenses and $126 million recorded in impairment of intangible assets.

(c)In the 12 and 24 weeks ended June 17, 2023, we recorded our proportionate share of TBG’s earnings, which includes an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses. See Note 9 for further information.
(d)In the 12 and 24 weeks ended June 11, 2022, we made the decision to sell or discontinue certain non-strategic brands in our LatAm division. As a result, we recognized pre-tax brand portfolio impairment charges of $83 million ($56 million after-tax or $0.04 per share) primarily related to property, plant and equipment and intangible assets, with $47 million recorded in selling, general and administrative expenses and $36 million recorded in impairment of intangible assets.
(e)In the 12 weeks ended June 11, 2022, we recognized net pre-tax charges of $1,165 million ($927 million after-tax or $0.67 per share) as a result of the Russia-Ukraine conflict, with $1,197 million recorded in impairment of intangible assets, partially offset by $7 million and $25 million of income recorded in cost of sales and selling, general and administrative expenses, respectively. The income amounts recorded in cost of sales and selling, general and administrative expenses represent changes in estimates of previously recorded amounts for allowance for expected credit losses of $11 million, allowance for inventory write-downs of $8 million and other costs of $13 million. In the 24 weeks ended June 11, 2022, we recognized pre-tax charges of $1,406 million ($1,168 million after-tax or $0.84 per share) as a result of the Russia-Ukraine conflict, with $133 million recorded in cost of sales, $75 million recorded in selling, general and administrative expenses and $1,198 million recorded in impairment of intangible assets. The amounts recorded in cost of sales and selling, general and administrative expenses include impairment charges related to property, plant and equipment of $123 million, allowance for expected credit losses of $26 million, allowance for inventory write-downs of $25 million and other costs of $34 million. See Note 4 for further information. For information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
(f)In the 24 weeks ended June 11, 2022, we recognized pre-tax brand portfolio impairment charges of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, related to the repositioning or discontinuation of certain juice and dairy brands in Russia. See Note 4 for further information. For information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
(g)In the 12 and 24 weeks ended June 17, 2023, we recorded a pre-tax gain of $85 million ($65 million after-tax or $0.05 per share) in selling, general and administrative expenses as a result of the sale of a corporate asset.
(h)In the 12 weeks ended June 11, 2022, we recorded a pre-tax loss on certain equity investments of $56 million ($42 million after-tax or $0.03 per share) in selling, general and administrative expenses. In the 24 weeks ended June 11, 2022, we recorded a pre-tax loss on certain equity investments of $64 million ($48 million after-tax or $0.03 per share) in selling, general and administrative expenses.
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
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Cost of sales	$3	$—	$6	$5
Selling, general and administrative expenses	89	45	199	67
Other pension and retiree medical benefits expense/(income) (a)	—	3	(1)	3
Total restructuring and impairment charges	$92	$48	$204	$75
After-tax amount	$63	$40	$161	$61
Impact on net income attributable to PepsiCo per common share	$(0.05)	$(0.03)	$(0.12)	$(0.04)

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/17/2023	6/11/2022	6/17/2023	6/11/2022	through 6/17/2023
FLNA	$6	$3	$13	$6	$223
QFNA	—	—	—	—	19
PBNA	5	2	10	5	236
LatAm	6	8	11	14	182
Europe	52	12	141	19	484
AMESA	—	3	5	5	87
APAC	4	3	5	4	82
Corporate	19	14	20	19	249
	92	45	205	72	1,562
Other pension and retiree medical benefits expense/(income) (a)	—	3	(1)	3	97
Total	$92	$48	$204	$75	$1,659
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan to Date
	6/17/2023	6/11/2022	6/17/2023	6/11/2022	through 6/17/2023
Severance and other employee costs	$50	$20	$142	$31	$949
Asset impairments	—	—	—	—	190
Other costs	42	28	62	44	520
Total	$92	$48	$204	$75	$1,659
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 17, 2023 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 31, 2022	$188	$8	$196
2023 restructuring charges	142	62	204
Cash payments	(120)	(67)	(187)
Non-cash charges and translation	(7)	—	(7)
Liability as of June 17, 2023	$203	$3	$206
The majority of the restructuring accrual at June 17, 2023 is expected to be paid by the end of 2023.
Other Productivity Initiatives
There were no charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
See Notes 1, 4 and 9 for impairment and other charges/credits taken related to the Russia-Ukraine conflict, brand portfolio impairment charges and other impairment charges.

Note 4 - Intangible Assets
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
The fair value of our indefinite-lived intangible assets in Russia was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value, with the decrease in the fair value primarily attributable to a significant increase in the weighted-average cost of capital, which reflects the macroeconomic uncertainty in Russia. As a result of the quantitative assessment, in the 12 and 24 weeks ended June 11, 2022, we recorded pre-tax impairment charges of $1.2 billion ($958 million after-tax or $0.69 per share) in impairment of intangible assets, related to our juice and dairy brands in Russia in our Europe division. See Note 1 for further information.
During the 24 weeks ended June 11, 2022, we repositioned or discontinued certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (included in brand portfolio impairment charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets. See Note 1 for further information.
For further information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
A summary of our amortizable intangible assets is as follows:

	6/17/2023			12/31/2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$840	$(206)	$634	$837	$(200)	$637
Customer relationships	555	(245)	310	571	(237)	334
Brands	1,085	(974)	111	1,097	(973)	124
Other identifiable intangibles	443	(266)	177	447	(265)	182
Total	$2,923	$(1,691)	$1,232	$2,952	$(1,675)	$1,277

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/31/2022	Acquisitions	Translation and Other	Balance 6/17/2023

FLNA
Goodwill	$451	$—	$3	$454
Brands	251	—	—	251
Total	702	—	3	705
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA
Goodwill	11,947	3	10	11,960
Reacquired franchise rights	7,061	62	20	7,143
Acquired franchise rights (a)	1,758	—	(34)	1,724
Brands	2,508	—	—	2,508
Total	23,274	65	(4)	23,335
LatAm
Goodwill	436	—	17	453
Brands	75	—	4	79
Total	511	—	21	532
Europe
Goodwill	3,646	—	(132)	3,514
Reacquired franchise rights	421	—	(10)	411
Acquired franchise rights	148	—	—	148
Brands	1,664	—	10	1,674
Total	5,879	—	(132)	5,747
AMESA
Goodwill	1,015	—	(91)	924
Brands	156	—	(23)	133
Total	1,171	—	(114)	1,057
APAC
Goodwill	518	—	(15)	503
Brands	267	—	(8)	259
Total	785	—	(23)	762

Total goodwill	18,202	3	(208)	17,997
Total reacquired franchise rights	7,482	62	10	7,554
Total acquired franchise rights	1,906	—	(34)	1,872
Total brands	4,921	—	(17)	4,904
Total	$32,511	$65	$(249)	$32,327
(a)Translation and other primarily reflects adjustments to previously recorded amounts related to our agreement with Celsius Holdings, Inc. to distribute Celsius energy drinks in the United States.

Note 5 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. In 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we adjusted our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act. Tax years 2014 through 2019 remain under audit for other issues. See Note 5 to our consolidated financial statements in our 2022 Form 10-K for further information. There were no tax amounts recognized in the 24 weeks ended June 17, 2023 and June 11, 2022 associated with this agreement.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Share-based compensation expense – equity awards	$86	$75	$179	$156
Share-based compensation expense – liability awards	6	7	12	12
Acquisition and divestiture-related charges	—	—	—	3
Restructuring charges	(1)	1	—	—
Total	$91	$83	$191	$171
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/17/2023		6/11/2022
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.0	$171.00	2.1	$163.00
RSUs and PSUs	2.1	$171.11	2.3	$163.00
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $20 million and $18 million during the 24 weeks ended June 17, 2023 and June 11, 2022, respectively.
For the 12 weeks ended June 17, 2023 and June 11, 2022, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/17/2023	6/11/2022
Expected life	7 years	7 years
Risk-free interest rate	4.2%	1.7%
Expected volatility	16%	16%
Expected dividend yield	2.7%	2.5%

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
In the 24 weeks ended June 11, 2022, we transferred pension and retiree medical obligations of $145 million and related assets to TBG in connection with the Juice Transaction and, as a result, recognized a pre-tax curtailment gain of $16 million in a U.S. retiree medical plan.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/17/2023	6/11/2022	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Service cost	$75	$115	$10	$17	$7	$9
Other pension and retiree medical benefits (income)/expense:
Interest cost	137	87	34	23	9	4
Expected return on plan assets	(196)	(216)	(46)	(56)	(3)	(4)
Amortization of prior service credits	(6)	(7)	—	—	(2)	(2)
Amortization of net losses/(gains)	16	35	3	7	(6)	(3)
Settlement/curtailment losses	—	131	—	—	—	—
Special termination benefits	—	3	—	—	—	—
Total other pension and retiree medical benefits (income)/expense	(49)	33	(9)	(26)	(2)	(5)
Total	$26	$148	$1	$(9)	$5	$4

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/17/2023	6/11/2022	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Service cost	$151	$229	$18	$34	$13	$17
Other pension and retiree medical benefits income:
Interest cost	274	175	59	40	17	8
Expected return on plan assets	(393)	(431)	(81)	(98)	(6)	(7)
Amortization of prior service credits	(12)	(13)	—	—	(3)	(4)
Amortization of net losses/(gains)	32	68	5	12	(12)	(6)
Settlement/curtailment losses	—	131	—	—	—	(16)
Special termination benefits	(1)	9	—	—	—	—
Total other pension and retiree medical benefits income	(100)	(61)	(17)	(46)	(4)	(25)
Total	$51	$168	$1	$(12)	$9	$(8)
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.

During the 24 weeks ended June 17, 2023 and June 11, 2022, we made discretionary contributions of $125 million and $75 million, respectively, to our U.S. qualified defined benefit plans, and $17 million and $10 million, respectively, to our international defined benefit plans. We expect to make an additional discretionary contribution of $125 million to our U.S. qualified defined benefit plans in the third quarter of 2023.
Note 8 - Debt Obligations
In the 24 weeks ended June 17, 2023, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
Floating rate	February 2026	$350
4.550%	February 2026	$500
4.450%	May 2028	$650
4.450%	February 2033	$1,000
4.650%	February 2053	$500
(a)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 24 weeks ended June 17, 2023, $2.3 billion of U.S. dollar-denominated senior notes matured and were paid. In addition, in the 12 weeks ended June 17, 2023, we discharged via legal defeasance $94 million outstanding principal amount of certain notes originally issued by our subsidiary, The Quaker Oats Company, following the deposit of $102 million of U.S. government securities with the Bank of New York Mellon, as trustee, in the fourth quarter of 2022.
As of June 17, 2023, we had $3.6 billion of commercial paper outstanding, excluding discounts.
In the 12 and 24 weeks ended June 17, 2023, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 26, 2028. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.8 billion five-year credit agreement, dated as of May 27, 2022.
Also in the 12 and 24 weeks ended June 17, 2023, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 24, 2024. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.8 billion 364-day credit agreement, dated as of May 27, 2022.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 17, 2023, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 24 weeks ended June 17, 2023 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2022 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 17, 2023 was $203 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 17, 2023.
The notional amounts of our financial instruments used to hedge the above risks as of June 17, 2023 and December 31, 2022 are as follows:

	Notional Amounts(a)
	6/17/2023	12/31/2022
Commodity	$1.7	$1.8
Foreign exchange	$2.8	$3.0
Interest rate	$1.3	$1.3
Net investment (b)	$3.0	$2.9
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of June 17, 2023, approximately 10% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 1% as of December 31, 2022.
Debt Securities
Available-for-Sale
Investments in available-for-sale debt securities are reported at fair value. Changes in the fair value of available-for-sale debt securities are generally recognized in accumulated other comprehensive loss within common shareholders’ equity. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. We regularly evaluate our investment portfolio for expected credit losses and impairment. In making this judgment, we evaluate, among other things, the extent to which the fair value of a debt security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular debt security. There were no unrealized gains and losses on our investments as of June 17, 2023. Impairment charges related to our investments for the 24 weeks ended June 17, 2023 were not material.

TBG Investment
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. We have significant influence over our investment in TBG and account for our investment under the equity method, recognizing our proportionate share of TBG’s earnings on our income statement (recorded in selling, general and administrative expenses). See Note 12 for further information.
In the 12 and 24 weeks ended June 17, 2023, we recorded our proportionate share of TBG’s earnings, which includes an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 (significant unobservable inputs) in the fair value hierarchy.
Fair Value Measurements
The fair values of our financial assets and liabilities as of June 17, 2023 and December 31, 2022 are categorized as follows:

		6/17/2023		12/31/2022
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$574	$—	$660	$—
Index funds (c)	1	$273	$—	$257	$—
Prepaid forward contracts (d)	2	$14	$—	$14	$—
Deferred compensation (e)	2	$—	$447	$—	$434
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$5	$43	$24	$22
Interest rate (f)	2	6	144	—	164
Commodity (g)	2	—	58	2	60
		$11	$245	$26	$246
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$9	$37	$21	$21
Commodity (g)	2	7	33	11	51
		$16	$70	$32	$72
Total derivatives at fair value (h)		$27	$315	$58	$318
Total		$888	$762	$989	$752
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
(b)Primarily related to our investment in Celsius Holdings, Inc. convertible preferred stock. The fair value of our investment approximates the transaction price and any accrued dividends, as well as the amortized cost. As of June 17, 2023, $16 million and $558 million were classified as short-term investments and other assets, respectively. As of December 31, 2022, $3 million, $104 million and $553 million were classified as cash equivalents, short-term investments and other assets, respectively.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of June 17, 2023 and December 31, 2022 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of June 17, 2023 and December 31, 2022 was $40 billion and $35 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Foreign exchange	$43	$26	$14	$(17)
Interest rate	(37)	82	(30)	61
Commodity	(15)	(1)	28	(74)
Net investment	71	(88)	—	—
Total	$62	$19	$12	$(30)

	24 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
Foreign exchange	$59	$18	$15	$(21)
Interest rate	(26)	79	(27)	81
Commodity	50	(190)	37	(152)
Net investment	108	(139)	—	—
Total	$191	$(232)	$25	$(92)
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Interest rate derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.
Based on current market conditions, we expect to reclassify net losses of $107 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	6/17/2023			6/11/2022
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$—	$44	$44	$(14)	$35	$21
Commodity	5	3	8	(60)	(121)	(181)
Total	$5	$47	$52	$(74)	$(86)	$(160)

	24 Weeks Ended
	6/17/2023			6/11/2022
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$(1)	$39	$38	$(3)	$8	$5
Commodity	36	53	89	(134)	(213)	(347)
Total	$35	$92	$127	$(137)	$(205)	$(342)
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/17/2023		6/11/2022
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.99		$1.03
Net income available for PepsiCo common shareholders	$2,748	1,378	$1,429	1,382
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	7
Diluted	$2,748	1,384	$1,429	1,389
Diluted net income attributable to PepsiCo per common share	$1.99		$1.03

	24 Weeks Ended
	6/17/2023		6/11/2022
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$3.40		$4.11
Net income available for PepsiCo common shareholders	$4,680	1,378	$5,690	1,383
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	6	—	7
Diluted	$4,680	1,384	$5,690	1,390
Diluted net income attributable to PepsiCo per common share	$3.38		$4.09
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 24 weeks ended June 17, 2023 and June 11, 2022.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2022 (a)	$(12,948)	$1	$(2,361)	$6	$(15,302)
Other comprehensive (loss) before reclassifications (b)	(350)	(92)	(9)	(1)	(452)
Amounts reclassified from accumulated other comprehensive loss (c)	108	13	5	—	126
Net other comprehensive (loss)	(242)	(79)	(4)	(1)	(326)
Tax amounts	7	20	—	—	27
Balance as of March 25, 2023 (a)	(13,183)	(58)	(2,365)	5	(15,601)
Other comprehensive (loss)/income before reclassifications (d)	(215)	19	(14)	1	(209)
Amounts reclassified from accumulated other comprehensive loss	—	12	5	—	17
Net other comprehensive (loss)/income	(215)	31	(9)	1	(192)
Tax amounts	17	(7)	3	—	13
Balance as of June 17, 2023 (a)	$(13,381)	$(34)	$(2,371)	$6	$(15,780)
(a)Pension and retiree medical amounts are net of taxes of $1,184 million as of both December 31, 2022 and March 25, 2023 and $1,187 million as of June 17, 2023.
(b)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and Russian ruble.
(c)Release of currency translation adjustment is in relation to the sale of a non-strategic brand and an investment within our AMESA division.
(d)Currency translation adjustment primarily reflects depreciation of the Russian ruble.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	(12,869)	265	(2,737)	(2)	(15,343)
Other comprehensive income/(loss) before reclassifications (c)	1,298	(107)	(484)	5	712
Amounts reclassified from accumulated other comprehensive loss	—	(30)	161	—	131
Net other comprehensive income/(loss)	1,298	(137)	(323)	5	843
Tax amounts	(24)	35	73	—	84
Balance as of June 11, 2022 (a)	$(11,595)	$163	$(2,987)	$3	$(14,416)
(a)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021, $1,279 million as of March 19, 2022 and $1,352 million as of June 11, 2022.
(b)Currency translation adjustment primarily reflects depreciation of the Russian ruble, partially offset by the appreciation of the South African rand, Brazilian real and Canadian dollar.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$—	$—	$108	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(1)	$(2)	$(3)	$(4)	Net revenue
Foreign exchange contracts	15	(15)	18	(17)	Cost of sales
Interest rate derivatives	(30)	61	(27)	81	Selling, general and administrative expenses
Commodity contracts	28	(70)	38	(146)	Cost of sales
Commodity contracts	—	(4)	(1)	(6)	Selling, general and administrative expenses
Net losses/(gains) before tax	12	(30)	25	(92)
Tax amounts	(3)	7	(7)	17
Net losses/(gains) after tax	$9	$(23)	$18	$(75)

Pension and retiree medical items:
Amortization of prior service credits	$(8)	$(9)	$(15)	$(17)	Other pension and retiree medical benefits income/(expense)
Amortization of net losses	13	39	25	74	Other pension and retiree medical benefits income/(expense)
Settlement/curtailment losses	—	131	—	129	Other pension and retiree medical benefits income/(expense)
Net losses before tax	5	161	10	186
Tax amounts	(1)	(35)	(2)	(41)
Net losses after tax	$4	$126	$8	$145

Total net losses reclassified, net of tax	$13	$103	$134	$70
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
In the 24 weeks ended June 11, 2022, we recorded a pre-tax gain of $3.3 billion ($2.9 billion after-tax or $2.07 per share) in our PBNA and Europe divisions.
In the 12 and 24 weeks ended June 17, 2023, we recognized impairment charges related to our TBG investment. See Note 9 for further information.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges and costs associated with divestitures. Divestiture-related charges reflect transaction expenses, including consulting, advisory and other professional fees.
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/17/2023	6/11/2022	6/17/2023	6/11/2022
PBNA	$8	$2	$10	$39
Europe (a)	(2)	3	(2)	13
AMESA	1	—	1	—
Corporate	—	3	—	6
Total (b)	7	8	9	58
Other pension and retiree medical benefits expense	—	—	—	6
Total acquisition and divestiture-related charges	$7	$8	$9	$64
After-tax amount	$6	$7	$7	$54
Impact on net income attributable to PepsiCo per common share	$—	$(0.01)	$—	$(0.04)
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.
(b)Recorded in selling, general and administrative expenses.
Note 13 - Supply Chain Financing Arrangements
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. As of June 17, 2023 and December 31, 2022, $1.8 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements.

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
Risks Associated with Commodities and Our Supply Chain
During the 12 and 24 weeks ended June 17, 2023, we continued to experience significantly higher operating costs, including on transportation, labor and commodity (including energy) costs, which we expect to continue for the remainder of 2023. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the deadly conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation, labor and commodity availability costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended June 17, 2023, our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 17, 2023, our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 17, 2023, our operations outside of the United States generated 40% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom, South Africa and Brazil comprising approximately 23% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 17, 2023, unfavorable foreign exchange reduced net revenue growth by 2.5 percentage points primarily due to declines in the Egyptian pound, Turkish lira, South African rand, Canadian dollar, Chinese yuan and Pakistani rupee, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 and 24 weeks ended June 11, 2022.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 17, 2023 and December 31, 2022 and Note 9 to our consolidated financial statements in our 2022 Form 10-K for a discussion of these items.

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
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K, for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 and 24 weeks ended June 11, 2022.
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
OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended June 17, 2023 and June 11, 2022 include volume outside of North America for the months of March, April, and May. The 24 weeks ended June 17, 2023 and June 11, 2022 include volume outside of North America for the months of January through May.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/17/2023	6/11/2022	Change	6/17/2023	6/11/2022	Change
Net revenue	$22,322	$20,225	10%	$40,168	$36,425	10%
Operating profit	$3,659	$2,077	76%	$6,288	$7,344	(14)%
Operating margin	16.4%	10.3%	6.1	15.7%	20.2%	(4.5)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit grew 76% and operating margin improved 6.1 percentage points. Operating profit growth was primarily driven by effective net pricing, a 65-percentage-point favorable impact of the charges associated with the Russia-Ukraine conflict compared to the prior year, productivity savings and a 12-percentage-point favorable impact of the brand portfolio impairment charges compared to the prior year. These impacts were partially offset by certain operating cost increases, a 22-percentage-point impact of higher commodity costs, higher advertising and marketing expenses, a decrease in organic volume, a 6-percentage-point impact of the impairment charges related to our TBG investment and a 5-percentage-point impact of lower mark-to-market gains on commodity derivatives. The operating margin improvement primarily reflects the favorable impact of the charges associated with the Russia-Ukraine conflict and the brand portfolio impairment charges compared to the prior year.
24 Weeks
Operating profit decreased 14% and operating margin declined 4.5 percentage points. Operating profit performance was primarily driven by a 51-percentage-point unfavorable impact of the prior-year gain associated with the Juice Transaction, certain operating cost increases, a 26-percentage-point impact of higher commodity costs, a decrease in organic volume, higher advertising and marketing expenses and a 4-percentage-point impact of higher mark-to-market losses on commodity derivatives. These impacts were partially offset by effective net pricing, a 22-percentage-point favorable impact of the charges associated with the Russia-Ukraine conflict compared to the prior year, productivity savings and a 7-percentage-point favorable impact of the brand portfolio impairment charges compared to the prior year. The operating margin decline primarily reflects the unfavorable impact of the prior-year gain associated with the Juice Transaction, partially offset by the favorable impact of the charges associated with the Russia-Ukraine conflict and the brand portfolio impairment charges compared to the prior year.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/17/2023	6/11/2022	Change	6/17/2023	6/11/2022	Change
Other pension and retiree medical benefits income/(expense)	$60	$(2)	$62	$121	$132	$(11)
Net interest expense and other	$(201)	$(236)	$35	$(401)	$(476)	$75
Tax rate	21.3%	21.4%		21.5%	18.3%
Net income attributable to PepsiCo (a)	$2,748	$1,429	92%	$4,680	$5,690	(18)%
Net income attributable to PepsiCo per common share – diluted (a)	$1.99	$1.03	93%	$3.38	$4.09	(17)%
(a)For the 12 weeks ended June 11, 2022, the impairment of intangible assets as a result of the Russia-Ukraine conflict negatively impacted both net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance. For the 24 weeks ended June 11, 2022, the gain associated with the Juice Transaction contributed to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth, partially offset by the impairment of intangible assets as a result of the Russia-Ukraine conflict. See Notes 4 and 12 to our condensed consolidated financial statements for further information.
12 Weeks
Other pension and retiree medical benefits income increased $62 million, primarily reflecting a prior-year settlement charge of $131 million. In addition, the increase in other pension and retiree medical benefits income reflects lower amortization of net losses on pension obligations and higher rate on expected return on plan assets, partially offset by higher interest cost and recognition of fixed income losses on plan assets, all driven primarily by higher interest rates.
Net interest expense and other decreased $35 million, primarily due to higher interest rates on average cash balances and gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher interest rates on debt, higher average debt balances and lower average cash balances.
The reported tax rate decreased 0.1 percentage points, primarily as a result of the impact of current and prior-year impairments.
24 Weeks
Other pension and retiree medical benefits income decreased $11 million, primarily due to higher interest cost and recognition of fixed income losses on plan assets, partially offset by lower amortization of net losses on pension obligations and higher rate on expected return on plan assets, all driven primarily by higher interest rates. The decrease in other pension and retiree medical benefits income was further offset by a prior-year settlement charge of $131 million.
Net interest expense and other decreased $75 million, primarily due to higher interest rates on average cash balances and gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher interest rates on debt, higher average debt balances and lower average cash balances.
The reported tax rate increased 3.2 percentage points, primarily reflecting the prior-year impact of the Juice Transaction.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April, and May are reflected in our results for the 12 weeks ended June 17, 2023 and June 11, 2022, and the months January through May are reflected in our results for the 24 weeks ended June 17, 2023 and June 11, 2022.

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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 6/17/2023
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	14%	—	—	14%	0.5	14
QFNA	1%	1	—	2%	(5)	7
PBNA	10%	0.5	(1)	10%	(4)	14
LatAm	18%	(6)	1	13%	(3)	16
Europe	13%	4	2	19%	(1)	20
AMESA	(8)%	25	1	18%	(6)	24
APAC	1%	6	—	7%	(2.5)	9
Total	10%	2.5	—	13%	(2.5)	15

	24 Weeks Ended 6/17/2023
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	15%	—	—	15%	—	15
QFNA	5%	1	—	6%	(5)	11
PBNA	9%	—	1	11%	(3.5)	14
LatAm	19%	(6)	1	14%	(2.5)	17
Europe	10%	4	3	17%	(4)	22
AMESA	(4)%	26	—	22%	(4)	26
APAC	—%	6	—	6%	(1)	6
Total	10%	2.5	1	14%	(2)	16
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

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/17/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,647	$—	$6	$—	$—	$1,653
QFNA	129	—	—	—	—	129
PBNA	723	—	5	8	113	849
LatAm	592	—	6	—	2	600
Europe	476	—	52	(2)	(5)	521
AMESA	250	—	—	1	—	251
APAC	223	—	4	—	—	227
Corporate unallocated expenses	(381)	(9)	19	—	—	(371)
Total	$3,659	$(9)	$92	$7	$110	$3,859

	12 Weeks Ended 6/11/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core, Non-GAAP Measure
FLNA	$1,448	$—	$3	$—	$—	$—	$1,451
QFNA	135	—	—	—	—	—	135
PBNA	651	—	2	2	(13)	141	783
LatAm	420	—	8	—	—	83	511
Europe	(797)	—	12	3	—	1,165	383
AMESA	290	—	3	—	—	—	293
APAC	206	—	3	—	—	—	209
Corporate unallocated expenses	(276)	(98)	14	3	—	—	(357)
Total	$2,077	$(98)	$45	$8	$(13)	$1,389	$3,408

	24 Weeks Ended 6/17/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$3,246	$—	$13	$—	$—	$3,259
QFNA	317	—	—	—	—	317
PBNA	1,206	—	10	10	113	1,339
LatAm	956	—	11	—	2	969
Europe	547	—	141	(2)	(5)	681
AMESA	418	—	5	1	(13)	411
APAC	450	—	5	—	—	455
Corporate unallocated expenses	(852)	62	20	—	—	(770)
Total	$6,288	$62	$205	$9	$97	$6,661

	24 Weeks Ended 6/11/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core, Non-GAAP Measure
FLNA	$2,744	$—	$6	$—	$—	$—	$2,750
QFNA	294	—	—	—	—	—	294
PBNA	4,085	—	5	39	(3,037)	141	1,233
LatAm	743	—	14	—	—	83	840
Europe	(933)	—	19	13	(298)	1,647	448
AMESA	470	—	5	—	—	—	475
APAC	421	—	4	—	—	—	425
Corporate unallocated expenses	(480)	(210)	19	6	—	—	(665)
Total	$7,344	$(210)	$72	$58	$(3,335)	$1,871	$5,800
(a)See “Items Affecting Comparability.”
(b)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/17/2023
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	14%	—	—	—	—	—	14%	—	14%
QFNA	(5)%	—	—	—	—	—	(5)%	—	(4.5)%
PBNA	11%	—	—	2	6	(11)	8%	1	9%
LatAm	41%	—	—	—	—	(23)	18%	(9)	9%
Europe	n/m	—	n/m	n/m	n/m	n/m	36%	10	46%
AMESA	(14)%	—	(0.5)	—	—	—	(14)%	21	7%
APAC	8%	—	0.5	—	—	—	9%	5	14%
Corporate unallocated expenses	37%	(34)	(1)	1	—	—	4%	—	4%
Total	76%	5	2.5	—	1	(71)	13%	2	15%

	24 Weeks Ended 6/17/2023
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	18%	—	—	—	—	—	18%	—	19%
QFNA	8%	—	—	—	—	—	8%	—	8%
PBNA	(70)%	—	—	(1)	80	(1)	9%	1	9%
LatAm	29%	—	—	—	—	(13)	15%	(8)	8%
Europe	n/m	—	n/m	n/m	n/m	n/m	52%	10	62%
AMESA	(11)%	—	—	—	—	(2.5)	(13)%	22	8%
APAC	7%	—	—	—	—	—	7%	6	13%
Corporate unallocated expenses	77%	(63)	—	1	—	—	16%	—	16%
Total	(14)%	4	2	(1)	51	(27)	15%	2	17%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

n/m - Not meaningful due to the impact of impairment and other charges in 2022.

FLNA
12 Weeks
Net revenue grew 14%, primarily driven by effective net pricing.
Unit volume increased 1%, primarily driven by mid-single-digit growth in trademark Doritos and double-digit growth in our Sabra joint venture products, partially offset by a high-single-digit decline in dips and a mid-single-digit decline in trademark Tostitos.
Operating profit increased 14%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, a 12-percentage-point impact of higher commodity costs, primarily cooking oil, seasoning ingredients and potatoes, and higher advertising and marketing expenses.
24 Weeks
Net revenue grew 15%, primarily driven by effective net pricing.
Unit volume increased 0.5%, primarily driven by low-single-digit growth in trademark Doritos and double-digit growth in Sunchips and Chester’s, partially offset by a high-single-digit decline in dips and a mid-single-digit decline in trademark Tostitos.
Operating profit increased 18%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, a 14-percentage-point impact of higher commodity costs, primarily cooking oil, seasoning ingredients and potatoes, and higher advertising and marketing expenses.
QFNA
12 Weeks
Net revenue grew 1%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 5%, primarily reflecting a high-single-digit decline in oatmeal, a double-digit decline in rice/pasta sides and a mid-single-digit decline in ready-to-eat cereals.
Operating profit declined 5%, primarily reflecting certain operating cost increases, the decrease in organic volume, a 12-percentage-point impact of higher commodity costs, primarily grains, packaging materials and sweeteners, and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings.
24 Weeks
Net revenue grew 5%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 5%, primarily reflecting double-digit declines in oatmeal and rice/pasta sides, and a mid-single-digit decline in ready-to-eat cereals.
Operating profit grew 8%, primarily reflecting the effective net pricing and productivity savings, partially offset by certain operating cost increases, a 15-percentage-point impact of higher commodity costs, primarily grains and packaging materials, higher advertising and marketing expenses and the decrease in organic volume.

PBNA
12 Weeks
Net revenue increased 10%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 4.5%, driven by a 5.5% decrease in non-carbonated beverage (NCB) volume and a 3.5% decrease in carbonated soft drink volume. The NCB volume decrease primarily reflected high-single-digit decreases in Gatorade sports drinks and our Lipton ready-to-drink tea portfolio and a mid-single-digit decrease in our overall water portfolio, partially offset by a high-single-digit increase in our juice and juice drinks portfolio.
Operating profit increased 11%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including incremental information technology costs, an 18-percentage-point unfavorable impact of a prior-year gain on asset sale, the decrease in organic volume, a 9-percentage-point impact of higher commodity costs, primarily sweeteners and energy, and higher advertising and marketing expenses. Additionally, prior-year impairment and other related charges of $141 million as a result of our decision to terminate the agreement with Vital to distribute Bang Energy drinks contributed to operating profit growth and were partially offset by current-year impairment charges of $113 million related to our TBG investment.
24 Weeks
Net revenue increased 9%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 3%, driven by a 5% decrease in NCB volume and a 2% decrease in carbonated soft drink volume. The NCB volume decrease primarily reflected high-single-digit decreases in Gatorade sports drinks and our Lipton ready-to-drink tea portfolio and a mid-single-digit decrease in our overall water portfolio, partially offset by a double-digit increase in our juice and juice drinks portfolio (adjusted for the impact of the Juice Transaction).
Operating profit decreased 70%, primarily reflecting the unfavorable impact of a prior-year gain of $3.0 billion associated with the Juice Transaction and the current-year impairment charges of $113 million related to our TBG investment, partially offset by the prior-year impairment and other related charges of $141 million due to our decision to terminate the agreement with Vital to distribute Bang Energy drinks. Operating profit also decreased due to certain operating cost increases, including information technology costs, a 20-percentage-point impact of higher commodity costs, primarily sweeteners and energy, the decrease in organic volume and higher advertising and marketing expenses. Additionally, operating profit decreased by a 12-percentage-point unfavorable impact of a prior-year gain on an asset sale and a 4-percentage-point impact of net unfavorable insurance adjustments. These impacts were partially offset by the effective net pricing and productivity savings.
LatAm
12 Weeks
Net revenue increased 18%, primarily reflecting effective net pricing and a 6-percentage-point impact of favorable foreign exchange, partially offset by a net decline in organic volume.
Convenient foods unit volume declined 3%, primarily reflecting a double-digit decline in Colombia and a high-single-digit decline in Brazil. Additionally, Mexico experienced a low-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in Peru, high-single-digit growth in Colombia and low-single-digit growth in Mexico and Chile, partially offset by a mid-single-digit decline in Brazil and a low-single-digit decline in Argentina. Additionally, Guatemala experienced low-single-digit growth.
Operating profit increased 41%, primarily reflecting the effective net pricing, a 23-percentage-point favorable impact of impairment and other charges associated with the sale of certain non-strategic brands compared to the prior year and productivity savings. These impacts were partially offset by certain operating cost increases, a 15-percentage-point impact of higher commodity costs, primarily grains and potatoes, the net decline in organic volume, higher advertising and marketing expenses and a 7-percentage-point unfavorable impact of certain indirect tax credits in Brazil compared to the prior year. Favorable foreign exchange contributed 9 percentage points to operating profit growth.
24 Weeks
Net revenue increased 19%, primarily reflecting effective net pricing and a 6-percentage-point impact of favorable foreign exchange, partially offset by a net decline in organic volume.
Convenient foods unit volume declined 1.5%, primarily reflecting a double-digit decline in Colombia and a mid-single-digit decline in Brazil, partially offset by low-single-digit growth in Mexico.
Beverage unit volume grew 3%, primarily reflecting double-digit growth in Peru, high-single-digit growth in Colombia and mid-single-digit growth in Mexico and Chile, partially offset by a mid-single-digit decline in Argentina. Additionally, Brazil and Guatemala each experienced low-single-digit growth.
Operating profit increased 29%, primarily reflecting the effective net pricing, a 13-percentage-point favorable impact of impairment and other charges associated with the sale of certain non-strategic brands compared to the prior year and productivity savings. These impacts were partially offset by certain operating cost increases, a 16-percentage-point impact of higher commodity costs, primarily grains and potatoes, higher advertising and marketing expenses, the net decline in organic volume and a 5-percentage-point unfavorable impact of certain indirect tax credits in Brazil compared to the prior year. Favorable foreign exchange contributed 8 percentage points to operating profit growth.
Europe
12 Weeks
Net revenue increased 13%, primarily reflecting effective net pricing, partially offset by a 4-percentage-point impact of unfavorable foreign exchange and a 2-percentage-point unfavorable impact of the termination of a distribution agreement in the prior year.
Convenient foods unit volume grew 2%, primarily reflecting high-single-digit growth in Russia and double-digit growth in Turkey and Ukraine, partially offset by high-single-digit declines in the United Kingdom and France and a double-digit decline in Spain. Additionally, the Netherlands grew slightly.
Beverage unit volume declined 1%, primarily reflecting high-single-digit declines in Russia and Germany and a double-digit decline in France, partially offset by double-digit growth in Turkey and low-single-digit growth in the United Kingdom.
Operating profit improvement primarily reflects the favorable impact of prior-year charges associated with the Russia-Ukraine conflict, the effective net pricing and productivity savings, partially offset by certain operating cost increases, a 56-percentage-point impact of higher commodity costs, primarily sweeteners, cooking oil and other ingredients, higher advertising and marketing expenses, a net decline in organic volume and higher restructuring and impairment charges. Unfavorable foreign exchange negatively impacted operating profit improvement by 10 percentage points.

24 Weeks
Net revenue increased 10%, reflecting effective net pricing, partially offset by an organic volume decline, a 4-percentage-point impact of unfavorable foreign exchange and a 3-percentage-point unfavorable impact primarily from the termination of a distribution agreement.
Convenient foods unit volume declined 1%, primarily reflecting high-single-digit declines in the United Kingdom and Spain and a low-single-digit decline in France, partially offset by double-digit growth in Turkey, low-single-digit growth in Russia and slight growth in the Netherlands.
Beverage unit volume declined 5%, primarily reflecting double-digit declines in Russia, Germany and France, partially offset by high-single-digit growth in Turkey. Additionally, the United Kingdom experienced a low-single-digit decline.
Operating profit improvement primarily reflects the favorable impact of prior-year charges associated with the Russia-Ukraine conflict and impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia (brand portfolio impairment charges), the effective net pricing, productivity savings and an 8-percentage-point favorable impact of higher payments to employees for a change in pension benefits in the prior year. These impacts were partially offset by certain operating cost increases, an 79-percentage-point impact of higher commodity costs, primarily sweeteners, cooking oil and other ingredients and the unfavorable impact of the prior-year gain associated with the Juice Transaction. Additionally, operating profit improvement was negatively impacted by the organic volume decline, higher restructuring and impairment charges and higher advertising and marketing expenses. Unfavorable foreign exchange negatively impacted operating profit improvement by 10 percentage points.
AMESA
12 Weeks
Net revenue decreased 8%, primarily reflecting a 25-percentage-point impact of unfavorable foreign exchange, driven primarily by weakening of the Egyptian pound, and an organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined 6%, primarily reflecting a double-digit decline in South Africa, partially offset by double-digit growth in the Middle East and mid-single-digit growth in Pakistan. Additionally, India experienced a mid-single-digit decline.
Beverage unit volume declined 3%, primarily reflecting a double-digit decline in Pakistan and a mid-single-digit decline in Nigeria, partially offset by low-single-digit growth in the Middle East and India.
Operating profit decreased 14%, primarily reflecting a 65-percentage-point impact of higher commodity costs, primarily grains, packaging materials and cooking oil, largely driven by transaction-related foreign exchange. Operating profit performance was also negatively impacted by certain operating cost increases, the organic volume decline and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 21 percentage points, primarily due to weakening of the Egyptian pound.
24 Weeks
Net revenue decreased 4%, primarily reflecting a 26-percentage-point impact of unfavorable foreign exchange, driven primarily by weakening of the Egyptian pound, and a net organic volume decline, partially offset by effective net pricing.

Convenient foods unit volume declined 7%, primarily reflecting a double-digit decline in South Africa, partially offset by double-digit growth in the Middle East and low-single-digit growth in Pakistan. Additionally, India experienced a mid-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in India and mid-single-digit growth in the Middle East, partially offset by a double-digit decline in Pakistan and a low-single-digit decline in Nigeria.
Operating profit decreased 11%, primarily reflecting a 70-percentage-point impact of higher commodity costs, primarily packaging materials, grains and cooking oil, largely driven by transaction-related foreign exchange. Operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 22 percentage points, primarily due to weakening of the Egyptian pound.
APAC
12 Weeks
Net revenue increased 1%, reflecting effective net pricing, partially offset by a net organic volume decline. Unfavorable foreign exchange reduced net revenue growth by 6 percentage points.
Convenient foods unit volume declined 4%, primarily reflecting a double-digit decline in Thailand and a high-single-digit decline in Australia, partially offset by low-single-digit growth in China.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in China and Thailand and high-single-digit growth in Vietnam, partially offset by a double-digit decline in the Philippines.
Operating profit increased 8%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 9-percentage-point impact of higher commodity costs, primarily potatoes and other ingredients. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.
24 Weeks
Net revenue decreased slightly, primarily reflecting a 6-percentage-point impact of unfavorable foreign exchange and a net organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined slightly, primarily reflecting a double-digit decline in Thailand and a high-single-digit decline in Australia, partially offset by mid-single-digit growth in China.
Beverage unit volume grew 5%, primarily reflecting high-single-digit growth in China and Thailand and double-digit growth in Vietnam, partially offset by a double-digit decline in the Philippines.
Operating profit increased 7%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a 10-percentage-point impact of higher commodity costs, primarily potatoes and other ingredients, and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 6 percentage points.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits income/(expense), provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, impairment and other charges/credits comprised of Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges, and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/17/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,121	$12,201	$8,542	$3,659	$747	$2,748
Items Affecting Comparability
Mark-to-market net impact	1	(1)	8	(9)	(2)	(7)
Restructuring and impairment charges	(3)	3	(89)	92	29	63
Acquisition and divestiture-related charges	—	—	(7)	7	1	6
Impairment and other charges/credits	1	(1)	(111)	110	28	82
Core, Non-GAAP Measure	$10,120	$12,202	$8,343	$3,859	$803	$2,892

	12 Weeks Ended 6/11/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$9,415	$10,810	$7,387	$(13)	$1,359	$2,077	$(2)	$393	$17	$1,429
Items Affecting Comparability
Mark-to-market net impact	22	(22)	76	—	—	(98)	—	(25)	—	(73)
Restructuring and impairment charges	—	—	(45)	—	—	45	3	8	1	39
Acquisition and divestiture-related charges	—	—	(8)	—	—	8	—	1	—	7
Gain associated with the Juice Transaction	—	—	—	13	—	(13)	—	(3)	—	(10)
Impairment and other charges/credits	(1)	1	(29)	—	(1,359)	1,389	—	299	—	1,090
Pension and retiree medical-related impact	—	—	—	—	—	—	131	30	—	101
Core, Non-GAAP Measure	$9,436	$10,789	$7,381	$—	$—	$3,408	$132	$703	$18	$2,583

	24 Weeks Ended 6/17/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$18,109	$22,059	$15,771	$6,288	$121	$1,293	$35	$4,680
Items Affecting Comparability
Mark-to-market net impact	(13)	13	(49)	62	—	15	—	47
Restructuring and impairment charges	(6)	6	(199)	205	(1)	43	1	160
Acquisition and divestiture-related charges	—	—	(9)	9	—	2	—	7
Impairment and other charges/credits	5	(5)	(102)	97	—	28	—	69
Core, Non-GAAP Measure	$18,095	$22,073	$15,412	$6,661	$120	$1,381	$36	$4,963

	24 Weeks Ended 6/11/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$16,848	$19,577	$13,967	$(3,335)	$1,601	$7,344	$132	$1,281	$29	$5,690
Items Affecting Comparability
Mark-to-market net impact	55	(55)	155	—	—	(210)	—	(51)	—	(159)
Restructuring and impairment charges	(5)	5	(67)	—	—	72	3	14	1	60
Acquisition and divestiture-related charges	—	—	(58)	—	—	58	6	10	—	54
Gain associated with the Juice Transaction	—	—	—	3,335	—	(3,335)	—	(455)	—	(2,880)
Impairment and other charges/credits	(141)	141	(129)	—	(1,601)	1,871	—	347	—	1,524
Pension and retiree medical-related impact	—	—	—	—	—	—	115	26	—	89
Core, Non-GAAP Measure	$16,757	$19,668	$13,868	$—	$—	$5,800	$256	$1,172	$30	$4,378
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended						24 Weeks Ended
	6/17/2023		6/11/2022		Change		6/17/2023		6/11/2022	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.99		$1.03		93%		$3.38		$4.09	(17)%
Mark-to-market net impact	—		(0.05)				0.03		(0.11)
Restructuring and impairment charges	0.05		0.03				0.12		0.04
Acquisition and divestiture-related charges	—		0.01				—		0.04
Gain associated with the Juice Transaction	—		(0.01)				—		(2.07)
Impairment and other charges/credits	0.06		0.79				0.05		1.10
Pension and retiree medical-related impact	—		0.07				—		0.06
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.09	(a)	$1.86	(a)	12%		$3.59	(a)	$3.15	14%
Impact of foreign exchange translation					2					2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					15%	(a)				16%
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through June 17, 2023, we have incurred pre-tax charges of $1.7 billion, including cash expenditures of $1.2 billion. For the remainder of 2023, we expect to incur pre-tax charges of approximately $325 million, and cash expenditures of approximately $350 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.
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
Russia-Ukraine Conflict Charges
In connection with the deadly conflict in Ukraine, we recognized charges related to indefinite-lived intangible assets and property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs. We also recognized adjustments to the charges recorded in 2022. See Notes 1 and 4 to our condensed consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized intangible assets and property, plant and equipment impairment and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands. We also recognized adjustments to the charges recorded in 2022. See Notes 1 and 4 to our condensed consolidated financial statements for further information.

Other Impairment Charges
We recognized impairment charges related to our investment in TBG. See Notes 1 and 9 to our condensed consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges related to lump sum distributions exceeding the total of annual service and interest cost, partially offset by curtailment gains resulting from the Juice Transaction. See Note 7 to our condensed consolidated financial statements for further information.
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
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 24 weeks ended June 17, 2023 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” included in our 2022 Form 10-K for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
As of June 17, 2023, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of June 17, 2023, our mandatory transition tax liability was $2.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2022 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.

Operating Activities
During the 24 weeks ended June 17, 2023, net cash provided by operating activities was $2.0 billion, compared to net cash provided by operating activities of $1.9 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance, partially offset by unfavorable working capital comparisons and higher net cash tax payments in the current year.
Investing Activities
During the 24 weeks ended June 17, 2023, net cash used for investing activities was $1.4 billion, primarily reflecting net capital spending of $1.4 billion.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 17, 2023, net cash provided by financing activities was $0.7 billion, primarily reflecting net proceeds of short-term borrowings of $3.7 billion and proceeds from the issuances of long-term debt of $3.0 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $3.7 billion and payments of long-term debt of $2.3 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 9, 2023, we announced a 10% increase in our annualized dividend to $5.06 per share from $4.60 per share, effective with the dividend paid in June 2023. We expect to return a total of approximately $7.7 billion to shareholders in 2023, comprising dividends of approximately $6.7 billion and share repurchases of approximately $1.0 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	24 Weeks Ended
	6/17/2023	6/11/2022
Net cash provided by operating activities, GAAP measure	$2,019	$1,881
Capital spending	(1,513)	(1,499)
Sales of property, plant and equipment	122	222
Free cash flow, non-GAAP measure	$628	$604
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
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of June 17, 2023, total assets were $95.9 billion, compared to $92.2 billion as of December 31, 2022. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$1.2	Statement of Cash Flows
Accounts and notes receivable, less allowance	$1.3	(b)
Inventories	$0.7	(c)
Total Liabilities
As of June 17, 2023, total liabilities were $78.1 billion, compared to $74.9 billion as of December 31, 2022. The increase in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$4.2	(d)
Accounts payable and other current liabilities	$(1.4)	(e)
(a)In billions.
(b)Primarily reflects favorable operating performance.
(c)Primarily reflects seasonal build of inventory.
(d)Primarily reflects issuances of commercial paper. See Note 8 to our condensed consolidated financial statements for further information.
(e)Primarily reflects payments of production and capital expenditure payables across our divisions.
Total Equity
See our condensed consolidated statement of equity and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 17, 2023, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and twenty-four weeks ended June 17, 2023 and June 11, 2022, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 17, 2023 and June 11, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 12, 2023

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
During the 12 weeks ended June 17, 2023, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended June 17, 2023, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended June 17, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 17, 2023 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/25/2023				$8,326

3/26/2023 - 4/22/2023	0.6	$183.00	0.6	(110)
				8,216
4/23/2023 - 5/20/2023	0.4	$193.22	0.4	(76)
				8,140
5/21/2023 - 6/17/2023	0.6	$183.37	0.6	(106)
Total	1.6	$185.70	1.6	$8,034
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

See “Index to Exhibits” on page 52.

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
Exhibit 99.1
364 Day Credit Agreement, dated as of May 26, 2023, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023.

Exhibit 99.2
Five Year Credit Agreement, dated as of May 26, 2023, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 17, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 17, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 12, 2023	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 12, 2023	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)