Form 10-Q
period 2023-09-09
PEPSICO INC
filed 2023-10-10
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2023 (36 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 3, 2023 was 1,374,863,961.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Net Revenue	$23,453	$21,971	$63,621	$58,396
Cost of sales	10,675	10,308	28,784	27,156
Gross profit	12,778	11,663	34,837	31,240
Selling, general and administrative expenses	8,757	8,295	24,528	22,262
Gain associated with the Juice Transaction (a)	—	14	—	(3,321)
Impairment of intangible assets (see Notes 1 and 4)	6	1	6	1,602
Operating Profit	4,015	3,353	10,303	10,697
Other pension and retiree medical benefits income	62	36	183	168
Net interest expense and other	(201)	(190)	(602)	(666)
Income before income taxes	3,876	3,199	9,884	10,199
Provision for income taxes	760	475	2,053	1,756
Net income	3,116	2,724	7,831	8,443
Less: Net income attributable to noncontrolling interests	24	22	59	51
Net Income Attributable to PepsiCo	$3,092	$2,702	$7,772	$8,392
Net Income Attributable to PepsiCo per Common Share
Basic	$2.25	$1.96	$5.64	$6.07
Diluted	$2.24	$1.95	$5.62	$6.04
Weighted-average common shares outstanding
Basic	1,376	1,380	1,377	1,382
Diluted	1,383	1,387	1,384	1,389

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

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Net income	$3,116	$2,724	$7,831	$8,443
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	2	(324)	(431)	390
Net change on cash flow hedges	(11)	(113)	(46)	(109)
Net pension and retiree medical adjustments	(8)	108	(18)	(129)
Other	3	2	3	3
	(14)	(327)	(492)	155
Comprehensive income	3,102	2,397	7,339	8,598
Less: Comprehensive income attributable to noncontrolling interests	24	22	59	51
Comprehensive Income Attributable to PepsiCo	$3,078	$2,375	$7,280	$8,547

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/9/2023	9/3/2022
Operating Activities
Net income	$7,831	$8,443
Depreciation and amortization	1,973	1,854
Gain associated with the Juice Transaction	—	(3,321)
Impairment and other charges	102	1,877
Operating lease right-of-use asset amortization	384	346
Share-based compensation expense	267	233
Restructuring and impairment charges	287	126
Cash payments for restructuring charges	(283)	(134)
Acquisition and divestiture-related charges	20	69
Cash payments for acquisition and divestiture-related charges	(15)	(41)
Pension and retiree medical plan expenses	93	235
Pension and retiree medical plan contributions	(374)	(335)
Deferred income taxes and other tax charges and credits	343	(322)
Tax expense related to the Tax Cuts and Jobs Act (TCJ Act)	—	86
Tax payments related to the TCJ Act	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(1,699)	(2,258)
Inventories	(473)	(837)
Prepaid expenses and other current assets	(242)	(124)
Accounts payable and other current liabilities	(859)	426
Income taxes payable	512	718
Other, net	72	(426)
Net Cash Provided by Operating Activities	7,630	6,306

Investing Activities
Capital spending	(2,537)	(2,556)
Sales of property, plant and equipment	131	228
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(132)	(804)
Proceeds associated with the Juice Transaction	—	3,456
Other divestitures, sales of investments in noncontrolled affiliates and other assets	75	15
Short-term investments, by original maturity:
More than three months - purchases	(555)	(46)
More than three months - maturities	554	—
More than three months - sales	12	—
Three months or less, net	24	9
Other investing, net	49	7
Net Cash (Used for)/Provided by Investing Activities	(2,379)	309

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/9/2023	9/3/2022
Financing Activities
Proceeds from issuances of long-term debt	$2,986	$3,377
Payments of long-term debt	(2,253)	(1,653)
Debt redemptions	—	(1,550)
Short-term borrowings, by original maturity:
More than three months - proceeds	4,688	1,947
More than three months - payments	(1,037)	(1,932)
Three months or less, net	1,395	(45)
Cash dividends paid	(4,941)	(4,586)
Share repurchases - common	(751)	(1,156)
Proceeds from exercises of stock options	100	113
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(135)	(97)
Other financing	(18)	(25)
Net Cash Provided by/(Used for) Financing Activities	34	(5,607)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(254)	(197)
Net Increase in Cash and Cash Equivalents and Restricted Cash	5,031	811
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,100	5,707
Cash and Cash Equivalents and Restricted Cash, End of Period	$10,131	$6,518

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$705	$560
Debt discharged via legal defeasance	$94	$—

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/9/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$10,017	$4,954
Short-term investments	266	394
Accounts and notes receivable, less allowance ($188 and $150, respectively)	11,782	10,163
Inventories:
Raw materials and packaging	2,456	2,366
Work-in-process	119	114
Finished goods	2,983	2,742
	5,558	5,222
Prepaid expenses and other current assets	1,026	806
Total Current Assets	28,649	21,539
Property, plant and equipment	51,585	49,784
Accumulated depreciation	(26,732)	(25,493)
Property, Plant and Equipment, net	24,853	24,291
Amortizable Intangible Assets, net	1,208	1,277
Goodwill	17,892	18,202
Other Indefinite-Lived Intangible Assets	14,293	14,309
Investments in Noncontrolled Affiliates	2,955	3,073
Deferred Income Taxes	4,165	4,204
Other Assets	5,938	5,292
Total Assets	$99,953	$92,187

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$8,937	$3,414
Accounts payable and other current liabilities	23,723	23,371
Total Current Liabilities	32,660	26,785
Long-Term Debt Obligations	35,837	35,657
Deferred Income Taxes	4,047	4,133
Other Liabilities	8,439	8,339
Total Liabilities	80,983	74,914
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,375 and 1,377 shares, respectively)	23	23
Capital in excess of par value	4,154	4,134
Retained earnings	70,479	67,800
Accumulated other comprehensive loss	(15,794)	(15,302)
Repurchased common stock, in excess of par value (492 and 490 shares, respectively)	(40,056)	(39,506)
Total PepsiCo Common Shareholders’ Equity	18,806	17,149
Noncontrolling interests	164	124
Total Equity	18,970	17,273
Total Liabilities and Equity	$99,953	$92,187

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/9/2023		9/3/2022		9/9/2023		9/3/2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,377	$23	1,381	$23	1,377	$23	1,383	$23
Change in repurchased common stock	(2)	—	(2)	—	(2)	—	(4)	—
Balance, end of period	1,375	23	1,379	23	1,375	23	1,379	23
Capital in Excess of Par Value
Balance, beginning of period		4,082		3,970		4,134		4,001
Share-based compensation expense		88		77		267		236
Stock option exercises, RSUs and PSUs converted		3		1		(108)		(102)
Withholding tax on RSUs and PSUs converted		(16)		(10)		(135)		(97)
Other		(3)		(2)		(4)		(2)
Balance, end of period		4,154		4,036		4,154		4,036
Retained Earnings
Balance, beginning of period		69,135		67,763		67,800		65,165
Net income attributable to PepsiCo		3,092		2,702		7,772		8,392
Cash dividends declared – common (a)		(1,748)		(1,593)		(5,093)		(4,685)
Balance, end of period		70,479		68,872		70,479		68,872
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,780)		(14,416)		(15,302)		(14,898)
Other comprehensive (loss)/income attributable to PepsiCo		(14)		(327)		(492)		155
Balance, end of period		(15,794)		(14,743)		(15,794)		(14,743)
Repurchased Common Stock
Balance, beginning of period	(490)	(39,775)	(486)	(38,787)	(490)	(39,506)	(484)	(38,248)
Share repurchases	(2)	(293)	(3)	(448)	(5)	(759)	(7)	(1,179)
Stock option exercises, RSUs and PSUs converted	—	11	1	23	3	208	3	215
Other	—	1	—	1	—	1	—	1
Balance, end of period	(492)	(40,056)	(488)	(39,211)	(492)	(40,056)	(488)	(39,211)
Total PepsiCo Common Shareholders’ Equity		18,806		18,977		18,806		18,977
Noncontrolling Interests
Balance, beginning of period		140		121		124		108
Net income attributable to noncontrolling interest		24		22		59		51
Distributions to noncontrolling interests		—		(6)		(15)		(20)
Acquisitions		—		21		—		21
Other, net		—		—		(4)		(2)
Balance, end of period		164		158		164		158
Total Equity		$18,970		$19,135		$18,970		$19,135

(a)Cash dividends declared per common share were $1.265 and $1.15 for the 12 weeks ended September 9, 2023 and September 3, 2022, respectively, and $3.68 and $3.375 for the 36 weeks ended September 9, 2023 and September 3, 2022, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K). This report should be read in conjunction with our 2022 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 9, 2023 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 9, 2023 and September 3, 2022, and the months of January through August are reflected in our results for the 36 weeks ended September 9, 2023 and September 3, 2022.
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
Net revenue of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
FLNA	$5,954	$5,563	$17,441	$15,583
QFNA	747	713	2,208	2,101
PBNA	7,161	6,635	19,714	18,108
LatAm	3,055	2,517	7,688	6,406
Europe	3,704	3,646	9,018	8,466
AMESA	1,615	1,726	4,202	4,426
APAC	1,217	1,171	3,350	3,306
Total	$23,453	$21,971	$63,621	$58,396
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the approximate percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	9/9/2023		9/3/2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	55%	45%
AMESA	30%	70%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	45%	55%	45%	55%

	36 Weeks Ended
	9/9/2023		9/3/2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	50%	50%	50%	50%
AMESA	30%	70%	35%	65%
APAC	25%	75%	25%	75%
PepsiCo	40%	60%	45%	55%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is over 35% of our consolidated net revenue in the 12 weeks ended September 9, 2023, approximately 35% of our consolidated net revenue in the 36 weeks ended September 9, 2023, and approximately 40% of our consolidated net revenue in the 12 and 36 weeks ended September 3, 2022. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
FLNA	$1,669	$1,588	$4,915	$4,332
QFNA	135	122	452	416
PBNA (a) (b) (c)	970	784	2,176	4,869
LatAm (d)	593	463	1,549	1,206
Europe (a) (e) (f)	659	564	1,206	(369)
AMESA	238	268	656	738
APAC	239	199	689	620
Total divisions	4,503	3,988	11,643	11,812
Corporate unallocated expenses (g) (h)	(488)	(635)	(1,340)	(1,115)
Total	$4,015	$3,353	$10,303	$10,697
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
(b)In the 36 weeks ended September 3, 2022, we terminated our agreement with Vital Pharmaceuticals, Inc. (Vital) to distribute Bang Energy drinks in our PBNA division. As a result, in the 12 weeks ended September 3, 2022, we recognized pre-tax brand portfolio impairment charges of $9 million ($7 million after-tax or $0.01 per share) related to the write-down of inventory in cost of sales. In the 36 weeks ended September 3, 2022, we recognized pre-tax brand portfolio impairment charges of $150 million ($114 million after-tax or $0.08 per share) primarily related to the write-off of distribution rights, with $17 million recorded in cost of sales, $7 million recorded in selling, general and administrative expenses and $126 million recorded in impairment of intangible assets.
(c)In the 36 weeks ended September 9, 2023, we recorded our proportionate share of TBG’s earnings, which includes an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses. See Note 9 for further information.
(d)In the 36 weeks ended September 3, 2022, we made the decision to sell or discontinue certain non-strategic brands in our LatAm division. As a result, we recognized pre-tax brand portfolio impairment charges of $83 million ($56 million after-tax or $0.04 per share) primarily related to property, plant and equipment and intangible assets, with $47 million recorded in selling, general and administrative expenses and $36 million recorded in impairment of intangible assets.
(e)In the 12 weeks ended September 3, 2022, we recognized net pre-tax income of $4 million ($5 million after-tax with a nominal amount per share) as a result of the Russia-Ukraine conflict, with $5 million of income recorded in selling, general and administrative expenses, partially offset by $1 million of expense recorded in cost of sales. The amounts recorded in selling, general and administrative expenses represent recovery of previously recorded amounts for allowance for expected credit losses of $9 million, partially offset by pre-tax impairment charges related to property, plant and equipment of $2 million and other costs of $2 million. The amount recorded in cost of sales represents allowance for inventory write-downs. In the 36 weeks ended September 3, 2022, we recognized pre-tax charges of $1,402 million ($1,163 million after-tax or $0.84 per share) as a result of the Russia-Ukraine conflict, with $134 million recorded in cost of sales, $70 million recorded in selling, general and administrative expenses and $1,198 million recorded in impairment of intangible assets. The amounts recorded in cost of sales and selling, general and administrative expenses include impairment charges related to property, plant and equipment of $125 million, allowance for expected credit losses of $17 million, allowance for inventory write-downs of $26 million and other costs of $36 million. See Note 4 for further information. For information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.

(f)In the 36 weeks ended September 3, 2022, we recognized pre-tax brand portfolio impairment charges of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, related to the repositioning or discontinuation of certain juice and dairy brands in Russia. See Note 4 for further information. For information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
(g)In the 36 weeks ended September 9, 2023, we recorded a pre-tax gain of $85 million ($65 million after-tax or $0.05 per share) in selling, general and administrative expenses as a result of the sale of a corporate asset.
(h)In the 36 weeks ended September 3, 2022, we recorded a pre-tax loss on certain equity investments of $68 million ($51 million after-tax or $0.04 per share) in selling, general and administrative expenses.
A summary of pre-tax charges related to the impairment of intangible assets is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Russia-Ukraine conflict impairment charges	$—	$—	$—	$1,198
Brand portfolio impairment charges	—	1	—	404
Other impairment charges	6	—	6	—
Total	$6	$1	$6	$1,602
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
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%

A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Cost of sales	$4	$1	$10	$6
Selling, general and administrative expenses	79	50	278	117
Other pension and retiree medical benefits (income)/expense (a)	—	—	(1)	3
Total restructuring and impairment charges	$83	$51	$287	$126
After-tax amount	$67	$40	$228	$101
Impact on net income attributable to PepsiCo per common share	$(0.05)	$(0.03)	$(0.16)	$(0.07)

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/9/2023	9/3/2022	9/9/2023	9/3/2022	through 9/9/2023
FLNA	$6	$4	$19	$10	$229
QFNA	—	1	—	1	19
PBNA	8	4	18	9	244
LatAm	8	3	19	17	190
Europe	44	21	185	40	528
AMESA	5	—	10	5	92
APAC	2	4	7	8	84
Corporate	10	14	30	33	259
	83	51	288	123	1,645
Other pension and retiree medical benefits (income)/expense (a)	—	—	(1)	3	97
Total	$83	$51	$287	$126	$1,742
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		36 Weeks Ended		Plan to Date
	9/9/2023	9/3/2022	9/9/2023	9/3/2022	through 9/9/2023
Severance and other employee costs	$39	$10	$181	$41	$988
Asset impairments	1	7	1	7	191
Other costs	43	34	105	78	563
Total	$83	$51	$287	$126	$1,742
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 9, 2023 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 31, 2022	$188	$—	$8	$196
2023 restructuring charges	181	1	105	287
Cash payments	(174)	—	(109)	(283)
Non-cash charges and translation	(8)	(1)	1	(8)
Liability as of September 9, 2023	$187	$—	$5	$192
The majority of the restructuring accrual at September 9, 2023 is expected to be paid by the end of 2023.

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
Note 4 - Intangible Assets
During the 36 weeks ended September 3, 2022, macroeconomic factors, sanctions and other regulations as a result of the Russia-Ukraine conflict indicated a material deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in Russia, primarily assumptions underlying the weighted-average cost of capital. These factors required us to perform a quantitative assessment, despite the absence of a material adverse impact on these assets’ financial performance (e.g., sales, operating profit, cash flows).
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
During the 36 weeks ended September 3, 2022, we repositioned or discontinued certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges (included in brand portfolio impairment charges) of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets. See Note 1 for further information.
For further information on indefinite-lived intangible assets, see Notes 2 and 4 to our consolidated financial statements in our 2022 Form 10-K.
A summary of our amortizable intangible assets is as follows:

	9/9/2023			12/31/2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$833	$(207)	$626	$837	$(200)	$637
Customer relationships	550	(249)	301	571	(237)	334
Brands	1,084	(978)	106	1,097	(973)	124
Other identifiable intangibles	444	(269)	175	447	(265)	182
Total	$2,911	$(1,703)	$1,208	$2,952	$(1,675)	$1,277

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/31/2022	Acquisitions	Translation and Other	Balance 9/9/2023

FLNA
Goodwill	$451	$—	$(1)	$450
Brands	251	—	—	251
Total	702	—	(1)	701
QFNA
Goodwill	189	—	—	189
Total	189	—	—	189
PBNA
Goodwill	11,947	4	(4)	11,947
Reacquired franchise rights	7,061	36	(8)	7,089
Acquired franchise rights (a)	1,758	12	(40)	1,730
Brands	2,508	—	—	2,508
Total	23,274	52	(52)	23,274
LatAm
Goodwill	436	—	23	459
Brands	75	—	7	82
Total	511	—	30	541
Europe
Goodwill (b)	3,646	—	(277)	3,369
Reacquired franchise rights	421	—	(16)	405
Acquired franchise rights	148	—	3	151
Brands	1,664	—	23	1,687
Total	5,879	—	(267)	5,612
AMESA
Goodwill	1,015	34	(63)	986
Brands	156	—	(21)	135
Total	1,171	34	(84)	1,121
APAC
Goodwill	518	—	(26)	492
Brands	267	—	(12)	255
Total	785	—	(38)	747

Total goodwill	18,202	38	(348)	17,892
Total reacquired franchise rights	7,482	36	(24)	7,494
Total acquired franchise rights	1,906	12	(37)	1,881
Total brands	4,921	—	(3)	4,918
Total	$32,511	$86	$(412)	$32,185
(a)Translation and other primarily reflects adjustments to previously recorded amounts related to our agreement with Celsius Holdings, Inc. (Celsius) to distribute Celsius energy drinks in the United States.
(b)Translation and other primarily reflects the depreciation of the Russian ruble.

Note 5 - Income Taxes
In 2021, we received a final assessment from the Internal Revenue Service (IRS) audit for the tax years 2014 through 2016. The assessment included both agreed and unagreed issues. On October 29, 2021, we filed a formal written protest of the assessment and requested an appeals conference. In 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we adjusted our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax benefit of $198 million ($0.14 per share) in the 12 and 36 weeks ended September 3, 2022. Tax years 2014 through 2019 remain under audit for other issues. See Note 5 to our consolidated financial statements in our 2022 Form 10-K for further information. There were no new tax amounts recognized in the 12 and 36 weeks ended September 9, 2023 associated with this agreement.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Share-based compensation expense – equity awards	$88	$77	$267	$233
Share-based compensation expense – liability awards	7	4	19	16
Acquisition and divestiture-related charges	—	—	—	3
Total	$95	$81	$286	$252
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/9/2023		9/3/2022
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.1	$171.83	2.3	$163.46
RSUs and PSUs	2.1	$171.11	2.3	$163.01
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $20 million and $18 million during the 36 weeks ended September 9, 2023 and September 3, 2022, respectively.
For the 12 weeks ended September 9, 2023 and September 3, 2022, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/9/2023	9/3/2022
Expected life	7 years	7 years
Risk-free interest rate	4.2%	1.8%
Expected volatility	16%	16%
Expected dividend yield	2.7%	2.5%

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
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/9/2023	9/3/2022	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Service cost	$76	$111	$10	$13	$7	$8
Other pension and retiree medical benefits income:
Interest cost	137	111	34	23	7	5
Expected return on plan assets	(197)	(206)	(45)	(55)	(3)	(4)
Amortization of prior service credits	(6)	(6)	(1)	(1)	(1)	(2)
Amortization of net losses/(gains)	16	35	3	8	(6)	(3)
Settlement/curtailment losses	—	59	—	—	—	—
Total other pension and retiree medical benefits income	(50)	(7)	(9)	(25)	(3)	(4)
Total	$26	$104	$1	$(12)	$4	$4

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/9/2023	9/3/2022	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Service cost	$227	$340	$28	$47	$20	$25
Other pension and retiree medical benefits income:
Interest cost	411	286	93	63	24	13
Expected return on plan assets	(590)	(637)	(126)	(153)	(9)	(11)
Amortization of prior service credits	(18)	(19)	(1)	(1)	(4)	(6)
Amortization of net losses/(gains)	48	103	8	20	(18)	(9)
Settlement/curtailment losses/(gains)	—	190	—	—	—	(16)
Special termination benefits	(1)	9	—	—	—	—
Total other pension and retiree medical benefits income	(150)	(68)	(26)	(71)	(7)	(29)
Total	$77	$272	$2	$(24)	$13	$(4)
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.

In the 36 weeks ended September 9, 2023 and September 3, 2022, we made discretionary contributions of $250 million and $150 million, respectively, to our U.S. qualified defined benefit plans, and $17 million and $10 million, respectively, to our international defined benefit plans.
Note 8 - Debt Obligations
In the 36 weeks ended September 9, 2023, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
Floating rate	February 2026	$350
4.550%	February 2026	$500
4.450%	May 2028	$650
4.450%	February 2033	$1,000
4.650%	February 2053	$500
(a)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 9, 2023, $2.3 billion of U.S. dollar-denominated senior notes matured and were paid. In addition, in the 36 weeks ended September 9, 2023, we discharged via legal defeasance $94 million outstanding principal amount of certain notes originally issued by our subsidiary, The Quaker Oats Company, following the deposit of $102 million of U.S. government securities with the Bank of New York Mellon, as trustee, in the fourth quarter of 2022.
As of September 9, 2023, we had $5.1 billion of commercial paper outstanding, excluding discounts.
In the 36 weeks ended September 9, 2023, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 26, 2028. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.8 billion five-year credit agreement, dated as of May 27, 2022.
Also in the 36 weeks ended September 9, 2023, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 24, 2024. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.8 billion 364-day credit agreement, dated as of May 27, 2022.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 9, 2023, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 9, 2023 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2022 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 9, 2023 was $219 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 9, 2023.
The notional amounts of our financial instruments used to hedge the above risks as of September 9, 2023 and December 31, 2022 are as follows:

	Notional Amounts(a)
	9/9/2023	12/31/2022
Commodity	$1.6	$1.8
Foreign exchange	$2.9	$3.0
Interest rate	$1.3	$1.3
Net investment (b)	$2.9	$2.9
(a)In billions.
(b)The total notional of our net investment hedge consists of non-derivative debt instruments.
As of September 9, 2023, approximately 13% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 1% as of December 31, 2022.
Debt Securities
Available-for-Sale
Investments in available-for-sale debt securities are reported at fair value. Changes in the fair value of available-for-sale debt securities are generally recognized in accumulated other comprehensive loss within common shareholders’ equity. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. We regularly evaluate our investment portfolio for expected credit losses and impairment. In making this judgment, we evaluate, among other things, the extent to which the fair value of a debt security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the debt security before recovery of its amortized cost basis. Our assessment of whether a debt security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular debt security. There were no unrealized gains and losses on our investments as of September 9, 2023. Impairment charges related to our investments for the 36 weeks ended September 9, 2023 were not material.

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
In the 36 weeks ended September 9, 2023, we recorded our proportionate share of TBG’s earnings, which includes an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 (significant unobservable inputs) in the fair value hierarchy.
Fair Value Measurements
The fair values of our financial assets and liabilities as of September 9, 2023 and December 31, 2022 are categorized as follows:

		9/9/2023		12/31/2022
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2	$558	$—	$660	$—
Index funds (c)	1	$265	$—	$257	$—
Prepaid forward contracts (d)	2	$14	$—	$14	$—
Deferred compensation (e)	2	$—	$439	$—	$434
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$11	$37	$24	$22
Interest rate (f)	2	—	161	—	164
Commodity (g)	2	—	49	2	60
		$11	$247	$26	$246
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$18	$18	$21	$21
Commodity (g)	2	10	17	11	51
		$28	$35	$32	$72
Total derivatives at fair value (h)		$39	$282	$58	$318
Total		$876	$721	$989	$752
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
(b)Primarily related to our investment in Celsius convertible preferred stock. The fair value of our investment approximates the transaction price and any accrued dividends, as well as the amortized cost. As of September 9, 2023, $558 million were classified as other assets. As of December 31, 2022, $3 million, $104 million and $553 million were classified as cash equivalents, short-term investments and other assets, respectively.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of September 9, 2023 and December 31, 2022 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of September 9, 2023 and December 31, 2022 was $40 billion and $35 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Foreign exchange	$15	$(31)	$26	$1
Interest rate	23	81	31	94
Commodity	65	141	24	(51)
Net investment	(68)	(144)	—	—
Total	$35	$47	$81	$44

	36 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
Foreign exchange	$74	$(13)	$41	$(20)
Interest rate	(3)	160	4	175
Commodity	115	(49)	61	(203)
Net investment	40	(283)	—	—
Total	$226	$(185)	$106	$(48)
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Interest rate derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.
Based on current market conditions, we expect to reclassify net losses of $136 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	9/9/2023			9/3/2022
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$—	$(7)	$(7)	$—	$(60)	$(60)
Commodity	(9)	(65)	(74)	(2)	55	53
Total	$(9)	$(72)	$(81)	$(2)	$(5)	$(7)

	36 Weeks Ended
	9/9/2023			9/3/2022
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$(1)	$32	$31	$(3)	$(52)	$(55)
Commodity	27	(12)	15	(136)	(158)	(294)
Total	$26	$20	$46	$(139)	$(210)	$(349)
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/9/2023		9/3/2022
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.25		$1.96
Net income available for PepsiCo common shareholders	$3,092	1,376	$2,702	1,380
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7
Diluted	$3,092	1,383	$2,702	1,387
Diluted net income attributable to PepsiCo per common share	$2.24		$1.95

	36 Weeks Ended
	9/9/2023		9/3/2022
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$5.64		$6.07
Net income available for PepsiCo common shareholders	$7,772	1,377	$8,392	1,382
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7
Diluted	$7,772	1,384	$8,392	1,389
Diluted net income attributable to PepsiCo per common share	$5.62		$6.04
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was immaterial for both the 12 and 36 weeks ended September 9, 2023 and September 3, 2022.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2022 (a)	$(12,948)	$1	$(2,361)	$6	$(15,302)
Other comprehensive (loss) before reclassifications (b)	(350)	(92)	(9)	(1)	(452)
Amounts reclassified from accumulated other comprehensive loss (c)	108	13	5	—	126
Net other comprehensive (loss)	(242)	(79)	(4)	(1)	(326)
Tax amounts	7	20	—	—	27
Balance as of March 25, 2023 (a)	(13,183)	(58)	(2,365)	5	(15,601)
Other comprehensive (loss)/income before reclassifications (d)	(215)	19	(14)	1	(209)
Amounts reclassified from accumulated other comprehensive loss	—	12	5	—	17
Net other comprehensive (loss)/income	(215)	31	(9)	1	(192)
Tax amounts	17	(7)	3	—	13
Balance as of June 17, 2023 (a)	(13,381)	(34)	(2,371)	6	(15,780)
Other comprehensive income/(loss) before reclassifications (e)	19	(96)	(15)	3	(89)
Amounts reclassified from accumulated other comprehensive loss	—	81	5	—	86
Net other comprehensive income/(loss)	19	(15)	(10)	3	(3)
Tax amounts	(17)	4	2	—	(11)
Balance as of September 9, 2023 (a)	$(13,379)	$(45)	$(2,379)	$9	$(15,794)
(a)Pension and retiree medical amounts are net of taxes of $1,184 million as of both December 31, 2022 and March 25, 2023, $1,187 million as of June 17, 2023 and $1,189 million as of September 9, 2023.
(b)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and Russian ruble.
(c)Release of currency translation adjustment is in relation to the sale of a non-strategic brand and an investment within our AMESA division.
(d)Currency translation adjustment primarily reflects depreciation of the Russian ruble.
(e)Currency translation adjustment primarily reflects appreciation of the euro, Mexican peso and South African rand, partially offset by the depreciation of the Russian ruble.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (a)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (b)	(549)	200	(8)	—	(357)
Amounts reclassified from accumulated other comprehensive loss	—	(62)	25	—	(37)
Net other comprehensive (loss)/income	(549)	138	17	—	(394)
Tax amounts	(11)	(32)	(4)	(4)	(51)
Balance as of March 19, 2022 (a)	(12,869)	265	(2,737)	(2)	(15,343)
Other comprehensive income/(loss) before reclassifications (c)	1,298	(107)	(484)	5	712
Amounts reclassified from accumulated other comprehensive loss	—	(30)	161	—	131
Net other comprehensive income/(loss)	1,298	(137)	(323)	5	843
Tax amounts	(24)	35	73	—	84
Balance as of June 11, 2022 (a)	(11,595)	163	(2,987)	3	(14,416)
Other comprehensive (loss)/income before reclassifications (d)	(292)	(191)	50	2	(431)
Amounts reclassified from accumulated other comprehensive loss	—	44	90	—	134
Net other comprehensive (loss)/income	(292)	(147)	140	2	(297)
Tax amounts	(32)	34	(32)	—	(30)
Balance as of September 3, 2022 (a)	$(11,919)	$50	$(2,879)	$5	$(14,743)
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
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the South African rand, Mexican peso and British pound sterling.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$—	$—	$108	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$—	$(5)	$(3)	$(9)	Net revenue
Foreign exchange contracts	26	6	44	(11)	Cost of sales
Interest rate derivatives	31	94	4	175	Selling, general and administrative expenses
Commodity contracts	23	(45)	61	(191)	Cost of sales
Commodity contracts	1	(6)	—	(12)	Selling, general and administrative expenses
Net losses/(gains) before tax	81	44	106	(48)
Tax amounts	(20)	(12)	(27)	5
Net losses/(gains) after tax	$61	$32	$79	$(43)

Pension and retiree medical items:
Amortization of prior service credits	$(8)	$(9)	$(23)	$(26)	Other pension and retiree medical benefits income
Amortization of net losses	13	40	38	114	Other pension and retiree medical benefits income
Settlement/curtailment losses	—	59	—	188	Other pension and retiree medical benefits income
Net losses before tax	5	90	15	276
Tax amounts	(1)	(19)	(3)	(60)
Net losses after tax	$4	$71	$12	$216

Total net losses reclassified, net of tax	$65	$103	$199	$173
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
In the 36 weeks ended September 9, 2023, we recognized impairment charges related to our TBG investment. See Note 9 for further information.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges and costs associated with divestitures, primarily consulting, advisory and other professional fees.
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/9/2023	9/3/2022	9/9/2023	9/3/2022
PBNA	$2	$3	$12	$42
Europe (a)	—	—	(2)	13
AMESA	—	2	1	2
Corporate	9	—	9	6
Total (b)	11	5	20	63
Other pension and retiree medical benefits expense	—	—	—	6
Total acquisition and divestiture-related charges	$11	$5	$20	$69
After-tax amount	$9	$3	$16	$57
Impact on net income attributable to PepsiCo per common share	$(0.01)	$—	$(0.01)	$(0.04)
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.
(b)Recorded in selling, general and administrative expenses.
Note 13 - Supply Chain Financing Arrangements
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our condensed consolidated balance sheet. As of September 9, 2023 and December 31, 2022, $1.8 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements.

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
Risks Associated with Commodities and Our Supply Chain
During the 12 and 36 weeks ended September 9, 2023, we continued to experience significantly higher operating costs, including on transportation, labor and commodity (including energy) costs, which we expect to continue for the remainder of 2023. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the deadly conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation, labor and commodity availability costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended September 9, 2023, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 9, 2023, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 9, 2023, our operations outside of the United States generated 42% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom, Brazil and South Africa comprising approximately 24% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 9, 2023, unfavorable foreign exchange reduced net revenue growth by 2 percentage points primarily due to declines in the Russian ruble and Egyptian pound, partially offset by an appreciation of the Mexican peso. In the 36 weeks ended September 9, 2023, unfavorable foreign exchange reduced net revenue growth by 2 percentage points primarily due to declines in the Egyptian pound, Russian ruble, South African rand and Canadian dollar, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
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
See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 and 36 weeks ended September 3, 2022.

See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 9, 2023 and December 31, 2022 and Note 9 to our consolidated financial statements in our 2022 Form 10-K for a discussion of these items.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the deadly conflict in Ukraine. The conflict has continued to result in worldwide geopolitical and macroeconomic uncertainty and has impacted our operations in Ukraine. We have suspended sales to our customers of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia.
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets or additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 4 to our consolidated financial statements in our 2022 Form 10-K, for a discussion of the Russia-Ukraine conflict charges, including impairment charges. Also see Note 1 to our condensed consolidated financial statements in this Form 10-Q for charges taken as a result of the Russia-Ukraine conflict in the 12 and 36 weeks ended September 3, 2022.
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

We report all of our international operations on a monthly calendar basis. The 12 weeks ended September 9, 2023 and September 3, 2022 include volume outside of North America for the months of June, July and August. The 36 weeks ended September 9, 2023 and September 3, 2022 include volume outside of North America for the months of January through August.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/9/2023	9/3/2022	Change	9/9/2023	9/3/2022	Change
Net revenue	$23,453	$21,971	7%	$63,621	$58,396	9%
Operating profit	$4,015	$3,353	20%	$10,303	$10,697	(4)%
Operating margin	17.1%	15.3%	1.8	16.2%	18.3%	(2.1)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit grew 20% and operating margin improved 1.8 percentage points. Operating profit growth was primarily driven by effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a 17-percentage-point impact of higher commodity costs, a decrease in organic volume and higher advertising and marketing expenses. Corporate unallocated expenses reflect an 8-percentage-point favorable impact of net mark-to-market gains on commodity derivatives, partially offset by an increase in expenses related to our ongoing business initiatives. The operating margin improvement primarily reflects the favorable impact of productivity savings and net mark-to-market gains on commodity derivatives.
36 Weeks
Operating profit decreased 4% and operating margin declined 2.1 percentage points. Operating profit performance was primarily driven by certain operating cost increases, a 34-percentage-point unfavorable impact of the prior-year gain associated with the Juice Transaction, a 23-percentage-point impact of higher commodity costs, a decrease in organic volume and higher advertising and marketing expenses. These impacts were partially offset by effective net pricing, productivity savings, a 15-percentage-point favorable impact of the charges associated with the Russia-Ukraine conflict compared to the prior year, and a 5-percentage-point favorable impact of the brand portfolio impairment charges compared to the prior year. Corporate unallocated expenses reflect an increase in expenses related to our ongoing business initiatives. The operating margin decline primarily reflects the unfavorable impact of the prior-year gain associated with the Juice Transaction, partially offset by the favorable impact of the charges associated with the Russia-Ukraine conflict and the brand portfolio impairment charges compared to the prior year.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/9/2023	9/3/2022	Change	9/9/2023	9/3/2022	Change
Other pension and retiree medical benefits income	$62	$36	$26	$183	$168	$15
Net interest expense and other	$(201)	$(190)	$(11)	$(602)	$(666)	$64
Tax rate	19.6%	14.9%		20.8%	17.2%
Net income attributable to PepsiCo (a)	$3,092	$2,702	14%	$7,772	$8,392	(7)%
Net income attributable to PepsiCo per common share – diluted (a)	$2.24	$1.95	15%	$5.62	$6.04	(7)%
(a)For the 36 weeks ended September 9, 2023, the gain associated with the Juice Transaction in the prior year negatively impacted both the net income attributable to PepsiCo performance and net income attributable to PepsiCo per common share performance, partially offset by the impairment of intangible assets recorded in the prior year. See Notes 4 and 12 to our condensed consolidated financial statements for further information.
12 Weeks
Other pension and retiree medical benefits income increased $26 million, primarily reflecting a prior-year settlement charge of $59 million. In addition, the increase in other pension and retiree medical benefits income reflects lower amortization of net losses on pension obligations and a higher rate of expected return on plan assets, partially offset by higher interest cost and recognition of fixed income losses on plan assets, all driven primarily by higher interest rates.
Net interest expense and other increased $11 million, primarily due to higher interest rates on debt and higher average debt balances, partially offset by higher interest rates on average cash balances and higher average cash balances.
The reported tax rate increased 4.7 percentage points, primarily reflecting the prior-year impact of an adjustment to reserves for uncertain tax positions as a result of our agreement with the IRS to settle one of the issues assessed in the 2014 to 2016 audit.
36 Weeks
Other pension and retiree medical benefits income increased $15 million, primarily due to a prior-year settlement charge of $190 million. In addition, the increase in other pension and retiree medical benefits income reflects lower amortization of net losses on pension obligations and a higher rate of expected return on plan assets, partially offset by higher interest cost and recognition of fixed income losses on plan assets, all driven primarily by higher interest rates.
Net interest expense and other decreased $64 million, primarily due to higher interest rates on average cash balances and gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher interest rates on debt and higher average debt balances.
The reported tax rate increased 3.6 percentage points, primarily reflecting the prior-year impact of the Juice Transaction as well as an adjustment to reserves for uncertain tax positions as a result of our agreement with the IRS to settle one of the issues assessed in the 2014 to 2016 audit.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 9, 2023 and September 3, 2022, and the months January through August are reflected in our results for the 36 weeks ended September 9, 2023 and September 3, 2022.

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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 9/9/2023
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	7%	—	—	7%	(0.5)	8
QFNA	5%	—	—	5%	1	4
PBNA	8%	—	(2)	6%	(6)	12
LatAm	21%	(13)	1	9%	(5)	14
Europe	2%	10	1	13%	—	13
AMESA	(6)%	22	1	17%	(2)	18
APAC	4%	5	—	9%	1	7
Total	7%	2	—	9%	(2.5)	11

	36 Weeks Ended 9/9/2023
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	12%	—	—	12%	—	12
QFNA	5%	1	—	6%	(3)	9
PBNA	9%	—	—	9%	(4.5)	14
LatAm	20%	(9)	1	12%	(4)	17
Europe	7%	7	2	15%	(3)	18
AMESA	(5)%	25	0.5	20%	(3)	23
APAC	1%	5	—	7%	—	7
Total	9%	2	—	12%	(3)	14
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

Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/9/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Core, Non-GAAP Measure
FLNA	$1,669	$—	$6	$—	$—	$1,675
QFNA	135	—	—	—	—	135
PBNA	970	—	8	2	—	980
LatAm	593	—	8	—	—	601
Europe	659	—	44	—	(1)	702
AMESA	238	—	5	—	6	249
APAC	239	—	2	—	—	241
Corporate unallocated expenses	(488)	(85)	10	9	—	(554)
Total	$4,015	$(85)	$83	$11	$5	$4,029

	12 Weeks Ended 9/3/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,588	$—	$4	$—	$—	$—	$1,592
QFNA	122	—	1	—	—	—	123
PBNA	784	—	4	3	8	9	808
LatAm	463	—	3	—	—	—	466
Europe	564	—	21	—	6	(3)	588
AMESA	268	—	—	2	—	—	270
APAC	199	—	4	—	—	—	203
Corporate unallocated expenses	(635)	166	14	—	—	—	(455)
Total	$3,353	$166	$51	$5	$14	$6	$3,595

	36 Weeks Ended 9/9/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$4,915	$—	$19	$—	$—	$4,934
QFNA	452	—	—	—	—	452
PBNA	2,176	—	18	12	113	2,319
LatAm	1,549	—	19	—	2	1,570
Europe	1,206	—	185	(2)	(6)	1,383
AMESA	656	—	10	1	(7)	660
APAC	689	—	7	—	—	696
Corporate unallocated expenses	(1,340)	(23)	30	9		(1,324)
Total	$10,303	$(23)	$288	$20	$102	$10,690

	36 Weeks Ended 9/3/2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core, Non-GAAP Measure
FLNA	$4,332	$—	$10	$—	$—	$—	$4,342
QFNA	416	—	1	—	—	—	417
PBNA	4,869	—	9	42	(3,029)	150	2,041
LatAm	1,206	—	17	—	—	83	1,306
Europe	(369)	—	40	13	(292)	1,644	1,036
AMESA	738	—	5	2	—	—	745
APAC	620	—	8	—	—	—	628
Corporate unallocated expenses	(1,115)	(44)	33	6	—	—	(1,120)
Total	$10,697	$(44)	$123	$63	$(3,321)	$1,877	$9,395
(a)See “Items Affecting Comparability” for further information.
(b)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
Operating Profit Growth and Operating Profit Growth Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/9/2023
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	5%	—	—	—	—	—	5%	—	5.5%
QFNA	11%	—	—	—	—	—	10%	—	11%
PBNA	24%	—	1	—	(1.5)	(2)	21%	—	22%
LatAm	28%	—	1	—	—	—	29%	(17)	12%
Europe	17%	—	3	—	(1)	—	19%	15	34%
AMESA	(11)%	—	1	—	—	2	(8)%	22	13%
APAC	20%	—	(2)	—	—	—	18%	4	23%
Corporate unallocated expenses	(23)%	46	1	(2)	—	—	22%	—	22%
Total	20%	(8)	1	—	(0.5)	—	12%	2	14%

	36 Weeks Ended 9/9/2023
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges/credits	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	13%	—	—	—	—	—	14%	—	14%
QFNA	9%	—	—	—	—	—	8%	—	9%
PBNA	(55)%	—	—	(1)	70	(1)	14%	0.5	14%
LatAm	28%	—	—	—	—	(8)	20%	(11)	9%
Europe	n/m	—	n/m	n/m	n/m	n/m	33%	13	46%
AMESA	(11)%	—	—	—	—	(1)	(11)%	22	10%
APAC	11%	—	—	—	—	—	11%	5	16%
Corporate unallocated expenses	20%	(2)	0.5	—	—	—	18%	—	18%
Total	(4)%	—	2	—	34	(18)	14%	2	16%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

n/m - Not meaningful due to the impact of impairment and other charges in 2022.

FLNA
12 Weeks
Net revenue grew 7%, primarily driven by effective net pricing.
Unit volume decreased slightly, primarily driven by a mid-single-digit decline in trademark Lay’s and a high-single-digit decline in dips, partially offset by mid-single-digit growth in trademark Doritos and trademark Cheetos.
Operating profit increased 5%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and a 6-percentage-point impact of higher commodity costs, primarily seasoning ingredients, cooking oil, and potatoes.
36 Weeks
Net revenue grew 12%, primarily driven by effective net pricing.
Unit volume increased slightly, primarily driven by mid-single-digit growth in trademark Doritos and double-digit growth in Sunchips, partially offset by a high-single-digit decline in dips and a low-single-digit decline in trademark Lay’s.
Operating profit increased 13%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, including strategic initiatives, an 11-percentage-point impact of higher commodity costs, primarily cooking oil, potatoes and seasoning ingredients, and higher advertising and marketing expenses.
QFNA
12 Weeks
Net revenue grew 5%, primarily driven by effective net pricing and an increase in organic volume.
Unit volume grew 1%, primarily reflecting high-single-digit growth in pancake syrup and mix and bars and low-single-digit growth in ready-to-eat cereals. This was partially offset by a low-single-digit decline in oatmeal and a mid-single-digit decline in rice/pasta sides.
Operating profit grew 11%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases and a 9-percentage-point impact of higher commodity costs.
36 Weeks
Net revenue grew 5%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 3%, primarily reflecting a high-single-digit decline in oatmeal, a double-digit decline in rice/pasta sides and a low-single-digit decline in ready-to-eat cereals. This was partially offset by mid-single-digit growth in pancake syrup and mix.
Operating profit grew 9%, primarily reflecting the effective net pricing and productivity savings, partially offset by certain operating cost increases, a 13-percentage-point impact of higher commodity costs, primarily grains, packaging materials and other ingredients, higher advertising and marketing expenses and the decrease in organic volume.

PBNA
12 Weeks
Net revenue increased 8%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 6%, driven by an 8% decrease in non-carbonated beverage (NCB) volume and a 5% decrease in carbonated soft drink (CSD) volume. The NCB volume decrease primarily reflected a double-digit decrease in our overall water portfolio, a mid-single-digit decrease in Gatorade sports drinks and a high-single-digit decrease in our Lipton ready-to-drink tea portfolio.
Operating profit increased 24%, primarily driven by the effective net pricing, productivity savings and higher income from joint ventures. These impacts were partially offset by the decrease in organic volume, certain operating cost increases, a 13-percentage-point impact of higher commodity costs, primarily sweeteners and energy, and higher advertising and marketing expenses.
36 Weeks
Net revenue increased 9%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 4.5%, driven by a 6% decrease in NCB volume and a 3% decrease in CSD volume. The NCB volume decrease primarily reflected high-single-digit decreases in Gatorade sports drinks, our overall water portfolio and our Lipton ready-to-drink tea portfolio.
Operating profit decreased 55%, primarily reflecting the unfavorable impact of a prior-year gain of $3.0 billion associated with the Juice Transaction and the current-year impairment charges of $113 million related to our TBG investment, partially offset by the prior-year impairment and other related charges of $150 million due to our decision to terminate the agreement with Vital to distribute Bang Energy drinks. Operating profit also decreased due to certain operating cost increases, the decrease in organic volume, a 17-percentage-point impact of higher commodity costs, primarily sweeteners and energy, and higher advertising and marketing expenses. Additionally, operating profit performance reflects a 7-percentage-point unfavorable impact of a prior-year gain on an asset sale and a 3-percentage-point impact of net unfavorable insurance adjustments. These impacts were partially offset by the effective net pricing, productivity savings and higher income from joint ventures.
LatAm
12 Weeks
Net revenue increased 21%, primarily reflecting effective net pricing and a 13-percentage-point impact of favorable foreign exchange, partially offset by a net organic volume decline.
Convenient foods unit volume declined 5%, primarily reflecting a double-digit decline in Colombia. Additionally, Brazil experienced a low-single-digit decline and Mexico experienced a mid-single-digit decline.
Beverage unit volume grew 5%, reflecting double-digit growth in Guatemala and Colombia, partially offset by a high-single-digit decline in Argentina. Additionally, Brazil experienced low-single-digit growth and Mexico experienced mid-single-digit growth.
Operating profit increased 28%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, the net organic volume decline, an 11-percentage-point impact of higher commodity costs, primarily potatoes and other ingredients, and higher advertising and marketing expenses. Favorable foreign exchange contributed 17 percentage points to operating profit growth.

36 Weeks
Net revenue increased 20%, primarily reflecting effective net pricing and a 9-percentage-point impact of favorable foreign exchange, partially offset by a net organic volume decline.
Convenient foods unit volume declined 3%, primarily reflecting a double-digit decline in Colombia. Additionally, Mexico and Brazil each experienced low-single-digit declines.
Beverage unit volume increased 4%, primarily reflecting double-digit growth in Peru, high-single-digit growth in Colombia and Guatemala and mid-single-digit growth in Mexico, partially offset by a mid-single-digit decline in Argentina. Additionally, Brazil and Chile each experienced low-single-digit growth.
Operating profit increased 28%, primarily reflecting the effective net pricing, productivity savings and an 8-percentage-point favorable impact of impairment and other charges associated with the sale of certain non-strategic brands compared to the prior year. These impacts were partially offset by certain operating cost increases, a 14-percentage-point impact of higher commodity costs, primarily potatoes, grains and other ingredients, the net organic volume decline, higher advertising and marketing expenses and a 4-percentage-point unfavorable impact of certain indirect tax credits in Brazil compared to the prior year. Favorable foreign exchange contributed 11 percentage points to operating profit growth.
Europe
12 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by a 10-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 2%, primarily reflecting double-digit growth in Russia and high-single-digit growth in Turkey, partially offset by a mid-single-digit decline in the United Kingdom, a double-digit decline in Spain and a low-single-digit decline in the Netherlands. Additionally, France experienced low-single-digit growth.
Beverage unit volume was even, primarily reflecting double-digit growth in Turkey and high-single-digit growth in Russia, partially offset by a double-digit decline in Germany, a mid-single-digit decline in France and a low-single-digit decline in the United Kingdom.
Operating profit increased 17%, primarily reflecting the effective net pricing, productivity savings, an 8-percentage-point impact from an insurance recovery and a 6-percentage-point favorable impact from the write-down of certain inventory items and related charges in the prior year. These impacts were partially offset by certain operating cost increases, a 32-percentage-point impact of higher commodity costs, primarily sweeteners, potatoes and other ingredients, higher advertising and marketing expenses and a 5-percentage-point impact of adjustments of certain accruals in the United Kingdom in the prior year. Unfavorable foreign exchange reduced operating profit growth by 15 percentage points.
36 Weeks
Net revenue increased 7%, primarily reflecting effective net pricing, partially offset by a 7-percentage-point impact of unfavorable foreign exchange and a net organic volume decline.
Convenient foods unit volume grew slightly, primarily reflecting high-single-digit growth in Russia and double-digit growth in Turkey, partially offset by a high-single-digit decline in the United Kingdom, a double-digit decline in Spain and low-single-digit declines in France and the Netherlands.
Beverage unit volume declined 3%, primarily reflecting a double-digit decline in Germany, a mid-single-digit decline in Russia and a high-single-digit decline in France, partially offset by double-digit growth in Turkey. Additionally, the United Kingdom experienced a low-single-digit decline.

Operating profit improvement primarily reflects the favorable impact of prior-year charges associated with the Russia-Ukraine conflict and impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia (brand portfolio impairment charges), the effective net pricing, productivity savings, a 5-percentage-point favorable impact from an insurance recovery and a 4-percentage-point favorable impact of higher payments to employees in the prior year for a change in pension benefits. These impacts were partially offset by the unfavorable impact of the prior-year gain associated with the Juice Transaction, certain operating cost increases, higher restructuring and impairment charges and a 52-percentage-point impact of higher commodity costs, primarily sweeteners, potatoes and other ingredients. Additionally, operating profit improvement was reduced by higher advertising and marketing expenses and the net organic volume decline. Unfavorable foreign exchange reduced operating profit improvement by 13 percentage points.
AMESA
12 Weeks
Net revenue decreased 6%, primarily reflecting a 22-percentage-point impact of unfavorable foreign exchange, driven primarily by the weakening of the Egyptian pound, and a net organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined 3%, primarily reflecting mid-single-digit declines in South Africa and India, partially offset by low-single-digit growth in the Middle East and Pakistan.
Beverage unit volume grew 3%, primarily reflecting double-digit growth in India and mid-single-digit growth in the Middle East, partially offset by a high-single-digit decline in Pakistan and a low-single-digit decline in Nigeria.
Operating profit decreased 11%, primarily reflecting a 67-percentage-point impact of higher commodity costs, primarily packaging materials, sweeteners and grains, largely driven by transaction-related foreign exchange. Operating profit performance was also negatively impacted by certain operating cost increases, the net organic volume decline and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing, productivity savings and a 4-percentage-point favorable impact of a remeasurement gain on one of our investments. Unfavorable foreign exchange negatively impacted operating profit performance by 22 percentage points, primarily due to weakening of the Egyptian pound.
36 Weeks
Net revenue decreased 5%, primarily reflecting a 25-percentage-point impact of unfavorable foreign exchange, driven primarily by the weakening of the Egyptian pound, and a net organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined 5%, primarily reflecting a double-digit decline in South Africa, partially offset by double-digit growth in the Middle East and low-single-digit growth in Pakistan. Additionally, India experienced a mid-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in India and mid-single-digit growth in the Middle East, partially offset by a double-digit decline in Pakistan and a low-single-digit decline in Nigeria.
Operating profit decreased 11%, primarily reflecting a 69-percentage-point impact of higher commodity costs, primarily packaging materials, grains and cooking oil, largely driven by transaction-related foreign exchange. Operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings. Unfavorable foreign exchange negatively impacted operating profit performance by 22 percentage points, primarily due to weakening of the Egyptian pound.

APAC
12 Weeks
Net revenue increased 4%, primarily reflecting effective net pricing and net organic volume growth. Unfavorable foreign exchange reduced net revenue growth by 5 percentage points.
Convenient foods unit volume declined 1%, primarily reflecting a high-single-digit decline in Thailand and a mid-single-digit decline in Australia, partially offset by low-single-digit growth in China.
Beverage unit volume grew 1%, primarily reflecting low-single-digit growth in China and mid-single-digit growth in Thailand, partially offset by a high-single-digit decline in the Philippines and a mid-single-digit decline in Vietnam.
Operating profit increased 20%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 4 percentage points.
36 Weeks
Net revenue increased 1%, primarily reflecting effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 5 percentage points.
Convenient foods unit volume declined slightly, primarily reflecting a double-digit decline in Thailand and a mid-single-digit decline in Australia, partially offset by mid-single-digit growth in China.
Beverage unit volume grew 3%, primarily reflecting mid-single-digit growth in China and Vietnam and high-single-digit growth in Thailand, partially offset by a high-single-digit decline in the Philippines.
Operating profit increased 11%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 6-percentage-point impact of higher commodity costs. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/9/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,675	$12,778	$8,757	$6	$4,015	$760	$3,092
Items Affecting Comparability
Mark-to-market net impact	16	(16)	69	—	(85)	(21)	(64)
Restructuring and impairment charges	(4)	4	(79)	—	83	17	66
Acquisition and divestiture-related charges	—	—	(11)	—	11	2	9
Impairment and other charges/credits	—	—	1	(6)	5	1	4
Core, Non-GAAP Measure	$10,687	$12,766	$8,737	$—	$4,029	$759	$3,107

	12 Weeks Ended 9/3/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,308	$11,663	$8,295	$14	$1	$3,353	$36	$475	$2,702
Items Affecting Comparability
Mark-to-market net impact	(54)	54	(112)	—	—	166	—	40	126
Restructuring and impairment charges	(1)	1	(50)	—	—	51	—	11	40
Acquisition and divestiture-related charges	—	—	(5)	—	—	5	—	2	3
Gain associated with the Juice Transaction	—	—	—	(14)	—	14	—	3	11
Impairment and other charges/credits	(11)	11	6	—	(1)	6	—	3	3
Pension and retiree medical-related impact	—	—	—	—	—	—	59	13	46
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	284	(284)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	86
Core, Non-GAAP Measure	$10,242	$11,729	$8,134	$—	$—	$3,595	$95	$745	$2,733

	36 Weeks Ended 9/9/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income/(expense)	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,784	$34,837	$24,528	$6	$10,303	$183	$2,053	$59	$7,772
Items Affecting Comparability
Mark-to-market net impact	3	(3)	20	—	(23)	—	(6)	—	(17)
Restructuring and impairment charges	(10)	10	(278)	—	288	(1)	60	1	226
Acquisition and divestiture-related charges	—	—	(20)	—	20	—	4	—	16
Impairment and other charges/credits	5	(5)	(101)	(6)	102	—	29	—	73
Core, Non-GAAP Measure	$28,782	$34,839	$24,149	$—	$10,690	$182	$2,140	$60	$8,070

	36 Weeks Ended 9/3/2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$27,156	$31,240	$22,262	$(3,321)	$1,602	$10,697	$168	$1,756	$51	$8,392
Items Affecting Comparability
Mark-to-market net impact	1	(1)	43	—	—	(44)	—	(11)	—	(33)
Restructuring and impairment charges	(6)	6	(117)	—	—	123	3	25	1	100
Acquisition and divestiture-related charges	—	—	(63)	—	—	63	6	12	—	57
Gain associated with the Juice Transaction	—	—	—	3,321	—	(3,321)	—	(452)	—	(2,869)
Impairment and other charges/credits	(152)	152	(123)	—	(1,602)	1,877	—	350	—	1,527
Pension and retiree medical-related impact	—	—	—	—	—	—	174	39	—	135
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	284	—	(284)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	—	86
Core, Non-GAAP Measure	$26,999	$31,397	$22,002	$—	$—	$9,395	$351	$1,917	$52	$7,111
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				36 Weeks Ended
	9/9/2023	9/3/2022		Change	9/9/2023	9/3/2022	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$2.24	$1.95		15%	$5.62	$6.04	(7)%
Mark-to-market net impact	(0.05)	0.09			(0.01)	(0.02)
Restructuring and impairment charges	0.05	0.03			0.16	0.07
Acquisition and divestiture-related charges	0.01	—			0.01	0.04
Gain associated with the Juice Transaction	—	0.01			—	(2.07)
Impairment and other charges/credits	—	0.01			0.05	1.10
Pension and retiree medical-related impact	—	0.03			—	0.10
Tax benefit related to the IRS audit	—	(0.20)			—	(0.20)
Tax expense related to the TCJ Act	—	0.06			—	0.06
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.25	$1.97	(a)	14%	$5.83	$5.12	14%
Impact of foreign exchange translation				2			2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				16%			16%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through September 9, 2023, we have incurred pre-tax charges of $1.7 billion, including cash expenditures of $1.3 billion. For the remainder of 2023, we expect to incur pre-tax charges of approximately $200 million, and cash expenditures of approximately $200 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.

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
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges and costs associated with divestitures, primarily consulting, advisory and other professional fees. See Note 12 to our condensed consolidated financial statements for further information.
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
Brand Portfolio Impairment Charges
We recognized intangible asset and property, plant and equipment impairments and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands. We also recognized adjustments to the charges recorded in 2022. See Notes 1 and 4 to our condensed consolidated financial statements for further information.
Other Impairment Charges
We recognized impairment charges primarily related to our investment in TBG. See Notes 1 and 9 to our condensed consolidated financial statements for further information.
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
Our sources and uses of cash were not materially adversely impacted by the Russia-Ukraine conflict in the 36 weeks ended September 9, 2023 and, to date, we have not identified any material liquidity deficiencies as a result of the conflict. Based on the information currently available to us, we do not expect the impact of the Russia-Ukraine conflict to have a material impact on our future liquidity. We will continue to monitor and assess the impact the Russia-Ukraine conflict may have on our business and financial results. See “Our Business Risks,” Note 1 to our condensed consolidated financial statements and “Item 1A. Risk Factors” included in our 2022 Form 10-K for further information related to the impact of the Russia-Ukraine conflict on our business and financial results.
As of September 9, 2023, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of September 9, 2023, our mandatory transition tax liability was $2.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources,” “Our Critical Accounting Policies” and Note 5 to our consolidated financial statements included in our 2022 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 36 weeks ended September 9, 2023, net cash provided by operating activities was $7.6 billion, compared to net cash provided by operating activities of $6.3 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance, partially offset by unfavorable working capital comparisons.
Investing Activities
During the 36 weeks ended September 9, 2023, net cash used for investing activities was $2.4 billion, primarily reflecting net capital spending.

We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 36 weeks ended September 9, 2023, net cash provided by financing activities was $34 million, primarily reflecting the net proceeds from short-term borrowings of $5.0 billion and the proceeds from issuances of long-term debt of $3.0 billion, partially offset by return of operating cash flow to our shareholders through dividend payments and share repurchases of $5.7 billion and payments of long-term debt borrowings of $2.3 billion.
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

	36 Weeks Ended
	9/9/2023	9/3/2022
Net cash provided by operating activities, GAAP measure	$7,630	$6,306
Capital spending	(2,537)	(2,556)
Sales of property, plant and equipment	131	228
Free cash flow, non-GAAP measure	$5,224	$3,978
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
Material changes in line items in our condensed consolidated balance sheet are discussed below:
Total Assets
As of September 9, 2023, total assets were $100.0 billion, compared to $92.2 billion as of December 31, 2022. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$5.1	Statement of Cash Flows
Accounts and notes receivable, less allowance	$1.6	(b)
Property, Plant and Equipment, net	$0.6	(c)
Other Assets	$0.6	(d)
Total Liabilities
As of September 9, 2023, total liabilities were $81.0 billion, compared to $74.9 billion as of December 31, 2022. The increase in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$5.5	(e)
(a)In billions.
(b)Primarily reflects favorable operating performance.
(c)Primarily reflects capital spending, partially offset by depreciation.
(d)Primarily reflects increases in operating leases, net of right-of-use asset amortization, as well as discretionary contributions to our U.S. qualified defined benefit plans. See Note 7 to our condensed consolidated financial statements for further information related to pension and retiree medical benefits.
(e)Primarily reflects issuances of commercial paper. See Note 8 to our condensed consolidated financial statements for further information.
Total Equity
See our condensed consolidated statement of equity and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 9, 2023, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and thirty-six weeks ended September 9, 2023 and September 3, 2022, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 9, 2023 and September 3, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 10, 2023

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
During the 12 weeks ended September 9, 2023, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended September 9, 2023, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended September 9, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

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
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 9, 2023 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/17/2023				$8,034

6/18/2023 - 7/15/2023	0.5	$184.93	0.5	(87)
				7,947
7/16/2023 - 8/12/2023	0.5	$187.63	0.5	(100)
				7,847
8/13/2023 - 9/9/2023	0.6	$178.49	0.6	(106)
Total	1.6	$183.44	1.6	$7,741
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
ITEM 5. Other Information.
During the 12 weeks ended September 9, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 10, 2023	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 10, 2023	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)