Form 10-K
period 2023-12-30
PEPSICO INC
filed 2024-02-09
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 16, 2023, the last day of business of our most recently completed second fiscal quarter, was $255.9 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 2, 2024 was 1,374,429,271.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 30, 2023

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
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Bubly, Diet Mountain Dew, Diet Pepsi, Gatorade, Gatorade Zero, Mountain Dew, Pepsi and Propel. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. and Ocean Spray Cranberries, Inc. In 2022, PBNA began to distribute Hard MTN Dew, an alcoholic beverage manufactured and owned by the Boston Beer Company. In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture, Tropicana Brands Group (TBG), operating across North America and Europe (Juice Transaction). In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery (DSD). See Note 13 to our consolidated financial statements for further information.
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
Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet Pepsi, Lubimyj Sad, Mirinda, Pepsi and Pepsi Max. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, as part of its beverage business, manufactures and distributes SodaStream sparkling water makers and related products. Further, Europe makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. See Note 13 to our consolidated financial statements for further information.
Africa, Middle East and South Asia
Either independently or in conjunction with third parties, AMESA makes, markets, distributes and sells a number of convenient food brands including Cheetos, Chipsy, Doritos, Kurkure, Lay’s, Sasko, Spekko and White Star, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. AMESA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew and Pepsi. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, AMESA operates its own bottling plants and distribution facilities. AMESA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
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
Ingredients and Other Supplies
The principal ingredients we use in our beverage and convenient food products are acesulfame potassium, aspartame, corn, corn sweeteners, flavorings, flour, juice concentrates, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for convenient foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. During 2023, we continued to experience increased commodity, packaging and other input costs and, in some instances, supply constraints related to the deadly conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, which may continue into fiscal 2024. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.

We also maintain voluntary supply chain finance agreements with several participating global financial institutions, pursuant to which our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to such global financial institutions. These agreements did not have a material impact on our business or financial results. See “Our Financial Results – Our Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements for further information.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Arto Lifewtr, Baja Blast, BaiCaoWei, Bare, Bokomo, Bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Driftwell, Duyvis, Elma Chips, Emperador, Evolve, Fast Twitch, Frito-Lay, Fritos, Fruktovy Sad, G2, Gamesa, Gatorade, Gatorade Fit, Gatorade Zero, Gatorlyte, Grandma’s, H2oh!, Hard MTN Dew, Health Warrior, Imunele, J7, Kas, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimyj Sad, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Kickstart, Mountain Dew Zero Sugar, MTN Dew Energy, Mug, Munchies, Muscle Milk, Near East, Off the Eaten Path, Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, PopCorners, Pronutro, Propel, Quaker, Quaker Chewy, Quaker Simply Granola, Rice-A-Roni, Rockstar Energy, Rold Gold, Ruffles, Sabritas, Safari, Sakata, Saladitas Gamesa, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Starry, Starry Zero Sugar, Sting, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, V Water, Vesely Molochnik, Walkers, Weetbix, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Ocean Spray. We also distribute Celsius energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Sabra and Starbucks. In addition, in the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. See Note 13 to our consolidated financial statements for further information. In 2022, we began to distribute Hard MTN Dew, an alcoholic beverage manufactured and owned by the Boston Beer Company. We have licensed the use of the Hard MTN Dew trademark to the Boston Beer Company, which has appointed us as their distributor for this product. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as convenient food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment continue to increase the importance of major customers. In 2023, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 14% of our consolidated net revenue, with sales reported across all of our divisions, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our FLNA, QFNA and PBNA divisions.
Our Competition
Our beverage and convenient food products are in highly competitive categories and markets and compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage and convenient food competitors include, but are not limited to, Campbell Soup Company, Conagra Brands, Inc., Hormel Foods Corporation, Kellanova, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Utz Brands, Inc.
Many of our convenient food products hold significant leadership positions in the convenient food industry in the United States and worldwide. In 2023, we and The Coca-Cola Company represented approximately 19% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.

Our beverage and convenient food products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, shelf space, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and sustainability and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and reformulations of existing products, increased efficiency in production techniques, effective incorporation of technology and digital tools across all areas of our business, the effectiveness of our advertising campaigns, marketing programs, product packaging and pricing, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting the needs of our customers and consumers and accelerating growth. These activities principally involve: innovations focused on creating consumer preferred products to grow and transform our portfolio through development of new technologies, ingredients, flavors and substrates; development and improvement of our manufacturing processes, including reductions in cost and environmental footprint; implementing product improvements to our global portfolio that reduce added sugars, sodium or saturated fat; offering more products with functional ingredients and positive nutrition including legumes, whole grains, fruits and vegetables, nuts and seeds, dairy, protein (including plant-based proteins), fiber, micronutrients and hydration; development of packaging technology and new package designs, including reducing the amount of plastic in our packaging and developing recyclable, compostable, biodegradable, reusable or otherwise sustainable packaging; development of marketing, merchandising and dispensing equipment; further expanding our beyond the bottle portfolio including innovation for our SodaStream business; investments in technology and digitalization, including artificial intelligence and data analytics to enhance our consumer insights and research; continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and efforts focused on reducing our impact on the environment, including reducing water use in our operations and our agricultural practices and reducing our environmental impact in our operations throughout our value chain.
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
The U.S. laws and regulations that we are subject to include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety and food labeling; the Food Safety

Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act and various state law statutory and common law duties regarding false advertising; various federal and state laws and regulations governing competition and trade practices, including the Robinson-Patman Act and the Clayton Act; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; laws regulating the ingredients or substances contained in, or attributes of, our products; laws regulating our supply chain, including the 2010 California Transparency in Supply Chains Act and laws relating to the payment of taxes. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.
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
Certain jurisdictions have either imposed, or are considering imposing, product labeling or warning requirements or other limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products or the audience to whom products are marketed. These types of provisions have required that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.

Certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates, encourage waste reduction, restrict the sale of products utilizing certain packaging or to carry warnings about the environmental impact of plastic packaging. These regulations vary in scope and form from deposit return systems designed to incentivize the return of beverage containers, to extended producer responsibility policies and even restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing per- and polyfluoroalkyl substances (PFAS). It is possible that similar or more restrictive requirements may be proposed or enacted in the future.
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
We employed approximately 318,000 people worldwide as of December 30, 2023, including approximately 134,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
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

We believe that our culture of diversity, equity and inclusion is a competitive advantage that fuels innovation, enhances our ability to attract and retain talent and strengthens our reputation. We continually strive to improve the attraction, retention, and advancement of diverse associates to ensure we sustain a high-caliber pipeline of talent that also represents the communities we serve. As of December 30, 2023, our global workforce was approximately 27% female, while management roles were approximately 45% female. As of December 30, 2023, approximately 49% of our U.S. workforce was comprised of racially/ethnically diverse individuals, of which approximately 34% of our U.S. associates in managerial roles were racially/ethnically diverse individuals. The Board has overseen appointments of current direct reports of our Chief Executive Officer, who include 7 executives globally who are racially/ethnically diverse and/or female.
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees’ leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as PEP U Degreed, our internal global online learning resource. In 2023, PepsiCo employees completed over 1.5 million hours of training.
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
Business Risks
Risks associated with the deadly conflict in Ukraine
The deadly conflict in Ukraine and related sanctions have continued to result in worldwide geopolitical and macroeconomic uncertainty. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging and raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets, including the nationalization or expropriation of assets, result in additional impairment charges or significantly affect our ability to manage our operations in these markets which could result in the deconsolidation of such businesses. We cannot predict how and the extent to which the conflict will continue to affect our employees, operations, customers, consumers or business partners or our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business.
Reduction in future demand for our products would adversely affect our business.
Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns, diet (whether due to changes in consumer behavior and eating habits, the use of weight-loss drugs or other factors) and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid). Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Pandemics, epidemics or other disease outbreaks, such as COVID-19, and geopolitical events, wars and other military conflicts have also impacted and could continue to impact consumer preferences and demand for our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use of social media and our response to political and social issues, geopolitical events, wars and other military conflicts or catastrophic events. These and other factors have reduced and could continue to reduce consumers’ willingness to purchase certain of our products, including as a result of public boycotts. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by geopolitical events, wars and other military conflicts, natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively mitigate these issues.
Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is critical to selling our products. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us, our business partners, or other actors in the supply chain to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, child labor, diversity, equity and inclusion, workplace conditions and employee health and safety; any failure, or perception of a failure, to achieve our environmental, social and governance goals, or any negative perception toward such goals, including with respect to the nutrition profile of our products, diversity, equity and inclusion initiatives, packaging, water use and our impact on the environment; any failure to address health or other concerns about our products, products we distribute (including alcoholic beverages), or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity and other health conditions or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues, geopolitical events, wars and other military conflicts or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.
We have recalled, and could in the future recall, products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination. Joint ventures in which we have an interest have also recalled, and could in the future recall, products for the same or other reasons. Product recalls, including the voluntary recall of certain bars and cereals in our QFNA division (Quaker Recall), have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory, customer fines and returns or lost sales due to any unavailability of the product for a period of time. In addition, product quality or safety issues have in the past and could in the future also reduce consumer confidence and demand for our products, cause production and delivery disruptions, including as a result of temporary or permanent closure of manufacturing plants or facilities, and result in increased costs (including payment of fines and/or judgments, cleaning and remediation costs and legal fees, and costs associated with alternative sources of production) and damage our reputation (or the reputation of joint ventures in which we have an interest), particularly as we or our joint ventures continue to expand into new categories, all of which can adversely affect our business. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Any inability to compete effectively can adversely affect our business.
Our products compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Our products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, shelf space, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce and effectively market new products, if we are unable to effectively adopt new technologies, including artificial intelligence and data analytics to develop new commercial insights and improve operating efficiencies, if we are unable to continuously strengthen and evolve our capabilities in digital marketing, if our competitors spend more aggressively or effectively than we do or if we are otherwise unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures.
Failure to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce can have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and changing worker expectations regarding flexible work models. Any unplanned turnover, sustained labor shortage or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to attract, develop and maintain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, failure to attract, retain and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing can adversely affect our business.
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
The retail industry is also impacted by the actions and increasing power of retailers, including as a result of increased consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. In this changing retail landscape, retailers and buying groups have impacted and may continue to impact our ability to compete in these jurisdictions by demanding lower prices or increased promotional programs, removing our products or otherwise reducing shelf space allocated to our products. The increasing power of retailers and consolidation also adversely impacts our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. Further, we must maintain mutually beneficial relationships with our key customers, including Walmart, to compete effectively. Our inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers has adversely affected and can continue to adversely affect our business.
Disruption of our manufacturing operations or supply chain, including continued increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.
We have experienced and could continue to experience disruption in our manufacturing operations and supply chain. Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing war and other military conflict, acts of terrorism, civil unrest, political instability or unfavorable economic conditions. Natural disasters and extreme weather conditions also pose physical risks to our facilities, which could impair our production capabilities and disrupt our supply chain. Some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products or from operational or financial instability of our key suppliers. Any sustained or significant disruption in the future to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which can adversely impact our business.
The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, such as recycled PET, transportation, labor and other supply chain inputs that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks (including COVID-19), labor shortages or changes in availability of our or our business partners’ workforce (including the lack of availability of truck drivers as a result of COVID-19), strikes or work stoppages (including by railway workers or other third parties involved in the manufacture, production and distribution of our products), governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, geopolitical events, wars and other military conflicts, acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We continued to experience increased commodity, packaging and transportation costs during 2023, which may continue. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political, social and geopolitical conditions can adversely affect our business.
Political, social and geopolitical conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events, wars and other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East) in these markets have in the past and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to tariffs, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters, and has resulted in and could continue to result in exchange rate fluctuation, volatility in global stock markets and global economic uncertainty or adversely affect demand for our products, any of which can adversely affect our business. In addition, political and social conditions in certain cities throughout the United States as well as globally have resulted in demonstrations and protests, including in connection with political elections, civil rights and liberties and geopolitical events. Our operations or the operations of our business partners, including the distribution of our products and the ingredients or other raw materials used in the production of our products, may be disrupted if such events persist for a prolonged period of time, including due to actions taken by governmental authorities in affected cities and regions, which can adversely affect our business.
Our business can be adversely affected if we are unable to grow in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets, including Brazil, China, Mexico, Russia and South Africa. There can be no assurance that our products will be accepted or be successful in any particular developing or emerging market, due to competition, price, cultural differences, consumer preferences, regulation, method of distribution or otherwise. Our business in these markets has been and could continue in the future to be impacted by economic, political and social conditions; geopolitical conflicts, acts of war, terrorist acts, and civil unrest, including demonstrations and protests; competition; tariffs, sanctions or other regulations restricting contact with certain countries in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our business partners; government-mandated closure, or threatened closure, of our operations or the operations of our business partners; restrictions on the import or export of our products or ingredients or substances used in our products; highly inflationary economies; devaluation or fluctuation or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with laws and regulations. Our business can be adversely affected if we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets.

Changes in economic conditions can adversely impact our business.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, including as a result of geopolitical events. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies, devaluation, fluctuation or demonetization of currency; contraction in the availability of credit; austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.
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
Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. Cyberattacks and cyber incidents may be difficult to detect for periods of time and take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. Continued geopolitical instability has heightened the risk of cyberattacks. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: transaction errors, processing inefficiencies, inability to access our data or systems, lost revenues or other costs resulting from disruptions or shutdowns of offices, plants, warehouses, distribution centers or other facilities, intellectual property or other data loss, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale and the loss of current or potential customers. In addition, these risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of various business processes and activities, including procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (including payroll processing, health and benefit plan administration and certain finance and accounting functions) and the systems managed, hosted, provided and/or used by such third parties and their vendors. For example, malicious actors have employed and could continue to employ the information technology supply chain to introduce malware through software updates or compromised supplier accounts or hardware and exploit known or unknown hardware or software vulnerabilities in our systems or the systems of our vendors and third-party service providers. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to address issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
Although the cyber incidents and other systems disruptions that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. While we believe we devote significant resources to network security, disaster recovery, employee training and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there are no guarantees that they will be adequate to safeguard against all cyber incidents, systems disruptions, system compromises or misuses of data. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Failure to successfully complete or manage strategic transactions can adversely affect our business.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting, disclosure controls and procedures and data protection and cybersecurity) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; recognition of impairment charges in connection with potential divestitures; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business.
Our reliance on third-party service providers and enterprise-wide systems can have an adverse effect on our business.
We rely on third-party service providers, including software and cloud data service providers, for certain areas of our business, including procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (such as payroll processing, health and benefit plan administration and certain finance and accounting functions). Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, has in the past and could continue to result in our inability to achieve the expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can adversely affect our business.
In addition, we continue on our multi-year phased business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions and have deployed these systems in certain countries and divisions. We have experienced and could continue to experience systems outages and operating inefficiencies following these planned implementations. In addition, if we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.
Climate change or measures to address climate change and other sustainability matters can negatively affect our business or damage our reputation.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, including rising temperatures and drought. Natural disasters and extreme weather conditions could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. In addition, climate change or other weather-related disruptions to our supply chain may also have a negative effect on agricultural production resulting in decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, sugar cane, corn, wheat, rice, oats, oranges and other commodities. Also, there is an increased focus in many jurisdictions in which our products are made, manufactured, distributed or sold regarding environmental policies relating to climate change, biodiversity loss, deforestation, regulating greenhouse gas emissions, energy policies and sustainability, including single-use plastics. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labeling requirements or other regulatory measures, which could, along with initiatives to meet our sustainability goals, continue to result in significant increased costs and require additional investments in facilities and equipment. As a result, the effects of climate change can negatively affect our business and operations. In addition, working toward achieving our sustainability goals will require significant effort and resources from us and other stakeholders, such as our suppliers and other third parties, governmental entities, and the development of technology that may not currently exist or exist at scale. Lack of progress or failure to properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change and other sustainability matters, including the use of single-use plastics, can lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation or increase the risk of litigation, regulatory proceedings, inquiries or investigations. Any of the foregoing can adversely affect our business.
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
A deterioration in our estimates and underlying assumptions regarding the future performance of our business or investments can result in impairment charges that adversely affect our results of operations.
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, equity method investments, equity investments without readily determinable fair values, investments in available-for-sale debt securities, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. Our equity method investees also perform similar impairment tests and we record our proportionate share of impairment charges recorded by them, adjusted for the impact of items such as basis differences and deferred taxes, as appropriate. A deterioration in our underlying assumptions, or those of our equity method investees, regarding the impact of competitive operating conditions, geopolitical conditions (including the ongoing conflicts in Ukraine and the Middle East), macroeconomic conditions, including the interest rate environment, or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, as well as our ability to hold the investment until recovery of fair value to amortized cost for available-for-sale debt securities, have resulted and could in the future result in an impairment charge, thereby adversely affecting our results of operations.

Fluctuations in exchange rates impact our financial performance.
Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions or geopolitical instability have had, and could continue to have, an adverse impact on our financial performance.
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
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of ingredients contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, Romania enacted a graduated tax on all non-alcoholic beverages, effective January 1, 2024, at a rate of 0.4 Romanian Leu (0.09 U.S. dollars) per liter for drinks with a sugar content between 5-8g per 100ml and 0.6 Romanian Leu (0.13 U.S. dollars) per liter for drinks with a sugar content between above 8g per 100ml. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.
Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or product packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients or packaging. For example, Colombia enacted warning labeling requirements effective in 2023 to indicate whether a particular pre-packaged food product contains any amount of sweeteners or is considered to be high in added sugar, sodium, saturated fat or trans-fat. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction, increased recycling rates or decreased use of single-use plastics or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, minimum recycled content requirements, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labeling related to recyclability, requirements to charge deposit fees and requirements to scale reusable or refillable packaging. For example, the European Union, Peru, South Africa and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past increased and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent bottlers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labeling, all of which can adversely affect our business and financial performance.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, as well as comprehensive privacy legislation in Virginia, Colorado, Utah and Connecticut that became effective in 2023, as well as the European Union’s General Data Protection Regulation (GDPR), the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law) and China’s Personal Information Protection Act, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15%. Certain countries, including European Union member states, have enacted or are expected to enact legislation incorporating the global minimum tax with effect as early as 2024 and widespread implementation of a global minimum tax is expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
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
The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, supply chain, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence and data privacy and protection. In addition, in many jurisdictions, compliance with competition and antitrust laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.
Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients, personal injury and property damage, intellectual property rights, privacy, employment, tax and insurance matters, environmental, social and governance matters, including concerns or perceptions regarding our packaging and its environmental impact, and matters relating to our compliance with applicable laws and regulations. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2023 fiscal year and that remain unresolved.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We are regularly subject to cyberattacks and other cyber incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team collaborates with our Information Security function, led by the Company’s Chief Strategy and

Transformation Officer and the Company’s Chief Information Security Officer, to gather insights for identifying, assessing and managing cybersecurity threat risks, their severity, and potential mitigations.
We assess PepsiCo’s Information Security program using an industry-leading cybersecurity framework from the National Institute of Standards and Technology. To help assess and identify our cybersecurity risks, we maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage an independent third party to perform internal and external penetration testing of PepsiCo’s environment periodically and engage other third parties to periodically conduct assessments of our cybersecurity capabilities. In addition, we continue to expand training and awareness practices to mitigate human risk, including mandatory computer-based training, internal communications, and regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
Our processes also address cybersecurity risks associated with our use of third-party service providers including suppliers, software and cloud-based service providers. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, threat intelligence and predictive analytics to better inform PepsiCo during contracting and vendor selection processes. Additionally, when third party risks are identified, we require those third parties to agree by contract to implement appropriate security controls. Security issues are documented and tracked and periodic monitoring is conducted for third parties in order to mitigate risk.
In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a successful material cyberattack, the Company has established well-defined response procedures to address cyber events that do occur. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to assess for potential disclosure, comply with potentially applicable legal obligations and mitigate brand and reputational damage. We also maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures.
Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” for further information about these risks.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, the Board believes it is useful and effective for the full Board to maintain direct oversight over cybersecurity matters. In 2021, the Board amended our Corporate Governance Guidelines to specifically mention cybersecurity as an area of Board oversight to reflect this existing practice. The Board receives and provides feedback on regular updates from management, including from the Company’s Chief Strategy and Transformation Officer and the Company’s Chief Information Security Officer, regarding cybersecurity governance processes, the status of projects to strengthen internal cybersecurity, results from third-party assessments, and also discusses any significant cyber incidents, including recent incidents at other companies and the emerging threat landscape.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Company’s Chief Strategy and Transformation Officer and the Company’s Chief Information Security Officer. Such individuals have significant prior work experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing compliance environments.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
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
Significant properties by division are as follows:

	Property Type	Location	Owned/ Leased
FLNA	Research and development facility	Plano, Texas	Owned
QFNA	Convenient food plant	Cedar Rapids, Iowa	Owned
PBNA	Research and development facility	Valhalla, New York	Owned
PBNA	Concentrate plant	Arlington, Texas	Owned
LatAm	Convenient food plant	Celaya, Mexico	Owned
LatAm	Two convenient food plants	Vallejo, Mexico	Owned
Europe	Convenient food plant	Leicester, United Kingdom	Owned (a)
Europe	Convenient food plant	Kashira, Russia	Owned
Europe	Manufacturing plant	Lehavim, Israel	Owned
Europe	Dairy plant	Moscow, Russia	Owned
AMESA	Convenient food plant	Riyadh, Saudi Arabia	Owned (a)
APAC	Convenient food plant	Shanghai, China	Owned (a)
FLNA, QFNA, PBNA, LatAm, Corporate	Shared service center	Mexico City, Mexico	Leased
PBNA, LatAm	Concentrate plant	Colonia, Uruguay	Owned (a)
PBNA, Europe, AMESA	Two concentrate plants	Cork, Ireland	Owned
PBNA, AMESA, APAC	Concentrate plant	Singapore	Owned (a)
All divisions	Shared service center	Hyderabad, India	Leased
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

Item 3. Legal Proceedings.
On November 15, 2023, the People of the State of New York filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc. and Frito-Lay North America, Inc. (the NYS Matter) asserting claims for public nuisance, deceptive acts or practices in the conduct of business, and failure to warn that our packaging was a potential source of plastic pollution, allegedly resulting in plastic pollution in the Buffalo River. This matter is pending in the Commercial Division of the New York State Supreme Court – Erie County. The lawsuit does not specify the amount of damages sought and we believe we have strong defenses to each of these claims. In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors.”
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
James T. Caulfield	64	Executive Vice President and Chief Financial Officer, PepsiCo
David J. Flavell	52	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher	64	Senior Vice President and Controller, PepsiCo
Ram Krishnan	53	Chief Executive Officer, PepsiCo Beverages North America
Ramon L. Laguarta	60	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	56	Chief Executive Officer, Europe
Paula Santilli	59	Chief Executive Officer, Latin America
Becky Schmitt	50	Executive Vice President and Chief Human Resources Officer, PepsiCo
Eugene Willemsen	56	Chief Executive Officer, Africa, Middle East, South Asia and International Beverages
Steven Williams	58	Chief Executive Officer, PepsiCo Foods North America
James T. Caulfield has served as Executive Vice President and Chief Financial Officer, PepsiCo, since November 2023. Prior to that, he served as Senior Vice President and Chief Financial Officer, PepsiCo Foods North America from 2019 to November 2023, as PepsiCo’s Senior Vice President, Investor Relations from 2010 to 2019, as Senior Vice President and Chief Financial Officer, PepsiCo Beverages Canada from 2010 to 2011, as Vice President, Corporate Strategy and Development from 2007 to 2010, Vice President, Investor Relations from 2005 to 2007 and as Vice President, Financial Planning and Analysis from 2000 to 2005. He also held a variety of senior finance roles in Frito-Lay North America from 1995 to 2000 and was Director, Corporate Audit from 1993 to 1995. Prior to joining PepsiCo in 1993, Mr. Caulfield was a partner at the accounting firm Coopers & Lybrand.
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
Ram Krishnan was appointed Chief Executive Officer, PepsiCo Beverages North America, effective February 2024. Prior to that, Mr. Krishnan served as Chief Executive Officer, International Beverages and Chief Commercial Officer of PepsiCo from 2022 to February 2024, as Executive Vice President and Chief Commercial Officer, PepsiCo, from 2019 to 2021, as President and Chief Executive Officer of PepsiCo’s Asia Pacific, Australia and New Zealand and China Region from 2018 to 2020, and as PepsiCo’s Senior Vice President and Chief Customer Officer for Walmart, leading PepsiCo’s global Walmart customer team, from 2016 to 2017. Mr. Krishnan joined PepsiCo in 2006 and held marketing roles of increasing responsibility from 2006 to 2016, including as Senior Vice President and Chief Marketing Officer, Frito-Lay North America from 2014 to 2016, as Senior Vice President, Marketing, Frito-Lay North America from 2012 to 2013 and as Vice President of Global Brands, Frito-Lay North America from 2011 to 2012. Prior to PepsiCo, Mr. Krishnan spent six years at General Motors Company as a marketing manager for Cadillac.
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
Becky Schmitt was appointed Executive Vice President and Chief Human Resources Officer, PepsiCo, in June 2023. Prior to that, Ms. Schmitt served as executive vice president, chief people officer of Cognizant Technology Solutions Corp. from 2020 to 2023. Prior to joining Cognizant, Ms. Schmitt served in various executive human resources roles at Walmart, Inc., including as senior vice president, chief people officer of Sam’s Club, a division of Walmart, from 2018 to 2020, senior vice president, chief people officer of U.S. eCommerce and corporate functions from late 2016 to 2018, and vice president, human resources – technology from early 2016 to late 2016. Prior to joining Walmart, Ms. Schmitt spent over 20 years with Accenture plc in multiple senior human resources roles globally.
Eugene Willemsen was appointed Chief Executive Officer, Africa, Middle East, South Asia and International Beverages, effective February 2024. Previously he served as Chief Executive Officer, Africa, Middle East, South Asia from 2019 to February 2024, as Chief Executive Officer, Sub-Saharan Africa in 2019 and as Executive Vice President, Global Categories and Franchise Management from 2015 to 2019. Before that, he led the global Pepsi-Lipton Joint Venture as President from 2014 to 2015. Prior to such role, Mr. Willemsen served as PepsiCo’s Senior Vice President and General Manager, South East Europe from 2011 to 2013, as Senior Vice President and General Manager, Commercial, Europe from 2008 to 2011, as Senior Vice President and General Manager, Northern Europe from 2006 to 2008, as Vice President, General Manager, Benelux from 2000 to 2005 and as Commercial Director, Benelux for the snacks business from 1998 to 2000. Mr. Willemsen joined PepsiCo in 1995 as a business development manager.
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
Shareholders – As of February 2, 2024, there were approximately 94,999 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 7, 2024, the Board declared a quarterly dividend of $1.265 per share payable April 1, 2024, to shareholders of record on March 1, 2024. For the remainder of 2024, the record dates for these dividend payments are expected to be June 7, September 6 and December 6, 2024, subject to the approval of the Board. On February 9, 2024, we announced a 7% increase in our annualized dividend to $5.42 per share from $5.06 per share, effective with the dividend expected to be paid in June 2024. We expect to return a total of approximately $8.2 billion to shareholders in 2024, comprising dividends of approximately $7.2 billion and share repurchases of approximately $1.0 billion.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2023 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/9/2023				$7,741
9/10/2023-10/7/2023	0.6	$174.26	0.6	(105)
				7,636
10/8/2023-11/4/2023	0.3	$162.20	0.3	(47)
				7,589
11/5/2023-12/2/2023	0.3	$167.35	0.3	(54)
				7,535
12/3/2023-12/30/2023	0.2	$168.08	0.2	(35)
Total	1.4	$169.31	1.4	$7,500
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
Discussion in this Form 10-K includes results of operations and financial condition for 2023 and 2022 and year-over-year comparisons between 2023 and 2022. For discussion on results of operations and financial condition pertaining to 2021 and year-over-year comparisons between 2022 and 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
OUR BUSINESS
Executive Overview
PepsiCo is a leading global convenient food and beverage company with a complementary portfolio of brands, including Lay’s, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
As a global company with deep local ties, we faced many of the same challenges in 2023 as our consumers, customers, and competitors across the world, including supply chain disruptions; inflationary pressures; shifting consumer preferences and behaviors; ongoing climate issues; a highly competitive operating environment; a rapidly changing retail landscape, including growth in e-commerce; continued macroeconomic and political volatility, including the deadly conflicts in Ukraine and the Middle East; and an evolving regulatory landscape.
To meet the challenges of today – and those of tomorrow – we are driven by an approach called pep+ (PepsiCo Positive). pep+ is a strategic end-to-end transformation of our business, with sustainability at the center of how the company will strive to create growth and value, while inspiring positive change for the planet and people. pep+ guides how we are working to transform our business operations, and can be seen in such efforts as sourcing ingredients and making and selling products in a more sustainable way, to leveraging our more than one billion connections with consumers each day, to driving positive change across our value chain and inspiring people to make choices that are better for themselves and the planet.
pep+ drives action and progress across three key pillars:
Positive Agriculture: We are working to expand and share regenerative practices across seven million acres (approximately equal to the company’s agricultural footprint, sustainably source key crops and ingredients, and improve the livelihoods of more people in our agricultural supply chain. Understanding that scale and collaboration are essential to achieve these goals, in 2023, we expanded our partnership approach with new programs aimed at accelerating regenerative agriculture. This included a $120 million investment with Walmart to support regenerative agriculture on more than two million acres of farmland in the United States and Canada and a $216 million investment with three of the most well-respected farmer-facing organizations—Practical Farmers of Iowa, the Soil and Water Outcomes Fund and the Illinois Corn Growers Association—to help drive adoption of regenerative agriculture practices across the United States.
Technology is also a key enabler. Through the third year of our Positive Agriculture Outcomes Accelerator, we invested in a variety of practical advancements with farmers across the globe, including weather stations in Pakistan, on-farm water analysis in Iraq and sprinkler irrigation systems in Colombia.

We have continued developing new solutions, such as fertilizer produced from green hydrogen through a partnership with Fertiberia in Spain, aiming to reduce emissions by 15% in potato crops. And through innovations such as Agroscout, which combines artificial intelligence and drone technology, we are able to identify crop diseases more efficiently, reducing pesticide use and improving crop yields.
Positive Value Chain: We are working to help build a circular and inclusive value chain through actions aiming to: achieve net-zero emissions by 2040; become net water positive by 2030; and introduce more sustainable packaging into the value chain. Our packaging goals include cutting virgin plastic per serving, using more recycled content in our plastic packaging, and scaling our reusable packaging offerings by 2030.
As we work to decarbonize our operations, alongside growing our use of electric and alternative low emission fuel vehicles, in 2023 we opened our first biomethane plant at our foods site in Manisa, Turkey, converting dried corn husks and potato peelings into biogas. We are also embedding pep+ into our new facilities, including our $320 million manufacturing facility in Poland.
To support our customers on their sustainability journey, we launched pep+ Partners for Tomorrow in the United States to share training and initiatives on one platform. We are focused on reducing virgin plastic through new launches of bottles made with recycled plastic in India and the United Arab Emirates, while also expanding paper options, such as our Quaker pots and Walkers multipacks in the United Kingdom. In December 2023, Walkers Sunbites announced the introduction of new packaging made with 50% recycled plastic. Through 2023, we continued to scale new business models that require little or no single-use packaging, including the iconic SodaStream, already sold in more than 40 countries. We also offer returnable bottles in Mexico and Spain and are engaged in reusable cup pilots, including in the United States.
We are also making progress on our diversity, equity and inclusion journey around the world. And we continue to empower each of our approximately 318,000 employees to make a positive impact in their communities through our global workforce volunteering program, One Smile at a Time.
Positive Choices: We continue working to evolve our portfolio of convenient food and beverage products so they continue to be positive for the planet and people, including by incorporating more diverse ingredients in both new and existing products, prioritizing legumes, plant-based proteins, whole grains and fruits and vegetables; expanding our position in the nuts and seeds category; accelerating our reduction of added sugars and sodium through the use of science-based targets across our portfolio; and cooking our food offerings with healthier oils. In 2023, we announced two new ambitious nutrition goals, which aim to further reduce sodium and purposefully deliver 145 billion portions of diverse ingredients annually by 2030.
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
Our Business Risks
Risks Associated with Commodities and Our Supply Chain
During 2023, we continued to experience significantly higher operating costs, including on transportation, labor and commodity (including energy) costs, which may continue in 2024. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the ongoing conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation, labor and commodity availability and costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
We are subject to risks in the normal course of business that are inherent to international operations. During the periods presented in this report, certain jurisdictions in which our products are made, manufactured, distributed or sold, including in certain developing and emerging markets, operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, geopolitical conflicts, acts of war, terrorist acts, natural disasters, debt and credit issues and currency controls or fluctuations. We continue to monitor the economic, operating and political environment in these markets closely, including risks of additional impairments or write-offs, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
See Notes 1 and 4 to our consolidated financial statements for a discussion of impairment charges recognized in the years ended December 30, 2023 and December 31, 2022.
Risks Associated with the Deadly Conflict in Ukraine
In addition to the risks associated with international operations discussed above, we continue to face risks associated with the ongoing conflict in Ukraine. The conflict and related sanctions imposed on Russia by the United States and others has continued to result in worldwide geopolitical and macroeconomic uncertainty and has impacted our operations in Ukraine and Russia. We have suspended sales to our customers of Pepsi-Cola and certain of our other global beverage brands, our discretionary capital investments and advertising and promotional activities in Russia, which has negatively impacted and could continue to negatively impact our business. We continue to offer our other products in Russia. Our operations in Russia accounted for 4% and 5% of our consolidated net revenue for the years ended December 30, 2023 and December 31, 2022, respectively. Russia accounted for 3% and 4% of our consolidated assets and 35% and 32% of our accumulated currency translation adjustment loss as of December 30, 2023 and December 31, 2022, respectively. Our operations in Ukraine accounted for 0.3% and 0.2% of our consolidated net revenue for the years ended December 30, 2023 and December 31, 2022, respectively. Ukraine accounted for 0.1% of our consolidated assets as of December 30, 2023 and December 31, 2022.
The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risks, heightened risks to employee safety, business disruptions (including labor shortages), significant volatility of the Russian ruble, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy, packaging, raw materials and other input costs, environmental, health and safety risks related to securing and maintaining facilities, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia). The ongoing conflict could result in the temporary or permanent loss of assets, including the nationalization or expropriation of assets, result in additional impairment charges or significantly affect our ability to manage our operations in these markets which could result in the deconsolidation of such businesses. We cannot predict how and the extent to which the conflict will continue to affect our employees, customers, operations or business partners or impact our ability to achieve certain of our sustainability goals. The conflict has adversely affected and could continue to adversely affect demand for our products and our global business. See Notes 1 and 4 to our consolidated financial statements for a discussion of the Russia-Ukraine conflict charges, including impairment charges, recognized in the year ended December 31, 2022.
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
OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15%. Certain countries, including European Union member states, have enacted or are expected to enact legislation incorporating the agreed to global minimum tax with effect as early as 2024, and widespread implementation of a global minimum tax is expected as soon as 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
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
The retail industry also continues to be impacted by the actions and increasing power of retailers, including as a result consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. We have seen and expect to continue to see retailers and buying groups impact our ability to compete in these jurisdictions. We continue to monitor our relationships with retailers and buying groups and seek to identify actions we may take to maintain mutually beneficial relationships and resolve any significant disputes and potentially mitigate any unfavorable impacts on our future results.
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
Risk Management Framework
The achievement of our strategic and operating objectives involves risks, many of which evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations and foster a corporate culture of integrity and risk awareness, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. Throughout the year, the Board and relevant Committees of the Board receive updates from management with respect to various enterprise risk management issues and dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail, including risks related to cybersecurity, food safety, sustainability, human capital management (including diversity, equity and inclusion) and supply chain and commodity inflation. The Board receives and provides feedback on regular updates from management regarding the Company’s top risks, including updates from members of management responsible for overseeing impacted areas (for example, the Chief Strategy and Transformation Officer and Chief Information Security Officer), governance processes associated with managing these risks, the status of projects to strengthen the Company’s risk mitigation efforts and recent incidents impacting the industry and threat landscape. Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, the Board believes it is useful and effective for the full Board to maintain direct oversight over cybersecurity matters. In evaluating top risks, the Board and management consider short-, medium- and long-term potential impacts on the Company’s business, financial condition and results of operations, including looking at the internal and external environment when evaluating risks, risk amplifiers and emerging trends, and considers the risk horizon as part of prioritizing the Company’s risk mitigation efforts. The Board receives updates through presentations, memos and other written materials, teleconferences and other appropriate means of communication, with numerous opportunities for discussion and feedback, and continuously evaluates its approach in addressing top risks as circumstances evolve. For example, as part of risk updates to the Board and relevant Committees during 2023, the Board or its relevant Committee were provided updates on the impact of disruptive events, such as the Russia-Ukraine conflict, supply chain disruption and commodity inflation. The Board also receives periodic updates from external experts and advisers on global macroeconomic trends and conditions that may impact the Company’s strategy and financial performance, including geopolitical conflicts, economic instability, labor market trends, changing consumer behavior, retail disruption and digitalization.
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
•The PepsiCo Risk Committee (PRC) meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board and designated Committees. The PRC is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer, General Counsel, Sector Chief Executive Officers and the heads of Corporate Affairs, Human Resources, Research & Development, Information Technology, Sustainability, Strategy, Transformation, International Beverages, Commercial, Global Operations, Marketing and Financial Planning & Analysis;
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
Commodity Prices
Our commodity derivatives had a total notional value of $1.7 billion as of December 30, 2023 and $1.8 billion as of December 31, 2022. At the end of 2023, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2023 by $157 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 43% of our consolidated net revenue in 2023, with Mexico, Canada, Russia, China, the United Kingdom, Brazil and South Africa, collectively, comprising approximately 25% of our consolidated net revenue in 2023. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2023, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, primarily due to declines in the Russian ruble and Egyptian pound, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, and currency controls or fluctuations in certain of these international markets, continue to, and the threat or imposition of new or increased tariffs or sanctions or other impositions in or related to these international markets may, result in challenging operating environments.
Our foreign currency derivatives had a total notional value of $3.8 billion as of December 30, 2023 and $3.0 billion as of December 31, 2022. At the end of 2023, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2023 by $371 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $3.0 billion as of December 30, 2023 and $2.9 billion as of December 31, 2022.
Interest Rates
Our interest rate derivatives had a total notional value of $1.3 billion as of December 30, 2023 and December 31, 2022. Assuming year-end 2023 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2023 by $57 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.

OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Unit volume growth adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, our fiscal 2022 results include an additional week (53rd reporting week). Unit volume growth excludes the impact of the 53rd reporting week from 2022 results.
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
Consolidated Net Revenue and Operating Profit

	2023	2022	Change
Net revenue	$91,471	$86,392	6%
Operating profit	$11,986	$11,512	4%
Operating margin	13.1%	13.3%	(0.2)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 4% while operating margin declined 0.2 percentage points. Operating profit growth was primarily driven by effective net pricing, productivity savings, an 11-percentage-point favorable impact of prior-year charges associated with the Russia-Ukraine conflict, and a 5-percentage-point favorable impact of prior-year impairment on intangible assets, investment and property, plant and equipment and other charges as a result of management’s decision to reposition or discontinue the sale/

distribution of certain brands and to sell an investment (brand portfolio impairment charges). These impacts were partially offset by certain operating cost increases, a 26-percentage-point unfavorable impact of the prior-year gain associated with the Juice Transaction, a 22-percentage-point impact of higher commodity costs, a decrease in organic volume and higher advertising and marketing expenses. Corporate unallocated expenses reflect an increase in expenses related to our ongoing business initiatives and higher contributions to The PepsiCo Foundation, Inc. to fund charitable and social programs. The 53rd reporting week in the prior year reduced operating profit growth by 1 percentage point.
The operating margin decline primarily reflects the unfavorable impact of the prior-year gain associated with the Juice Transaction partially offset by the prior-year charges associated with the Russia-Ukraine conflict and the brand portfolio impairment charges.
Other Consolidated Results

	2023	2022	Change
Other pension and retiree medical benefits income	$250	$132	$118
Net interest expense and other	$819	$939	$(120)
Annual tax rate	19.8%	16.1%
Net income attributable to PepsiCo	$9,074	$8,910	2%
Net income attributable to PepsiCo per common share – diluted	$6.56	$6.42	2%
Other pension and retiree medical benefits income increased $118 million, primarily reflecting prior-year settlement charges of $318 million related to U.S. defined benefit plans. In addition, the increase in other pension and retiree medical benefits income reflects lower amortization of net losses on pension obligations and a higher rate of expected return on plan assets, partially offset by higher interest cost and recognition of fixed income losses on plan assets, all driven primarily by higher interest rates.
Net interest expense and other decreased $120 million, primarily due to higher interest rates on average cash balances, gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and higher average cash balances, partially offset by higher interest rates on debt and higher average debt balances.
The reported tax rate increased 3.7 percentage points, primarily reflecting the prior-year adjustment to reserves for uncertain tax positions as a result of our agreement with the Internal Revenue Service (IRS) to settle one of the issues assessed in the 2014 to 2016 audit as well as the prior-year impact of the Juice Transaction.
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

Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	2023
		Impact of				Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	53rd reporting week	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	7%	—	—	2	9%	(1)	10
QFNA (c)	(2)%	—	—	2	1%	(5)	5
PBNA	5%	—	—	1.5	7%	(5)	12
LatAm	19%	(9)	1	—	11%	(5)	16
Europe	4%	8	1	—	14%	(2)	16
AMESA	(5)%	21	1	—	17%	(2)	20
APAC	—%	4	—	—	4%	(2)	6
Total	6%	2	—	1	9%	(3)	13
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures and the 53rd reporting week. In certain instances, the impact of organic volume on net revenue growth differs from the unit volume change disclosed in the following divisional discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, temporary timing differences between BCS and CSE. We report net revenue from our franchise-owned beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.
(c)Net revenue decline was impacted by product returns related to the Quaker Recall by 2 percentage points, as well as cessation of sales of products as a result of the Quaker Recall.
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
Operating Profit/(Loss) and Operating Profit/(Loss) Adjusted for Items Affecting Comparability

	2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$6,755	$—	$42	$—	$—	$—	$6,797
QFNA	492	—	—	—	—	136	628
PBNA	2,584	—	41	16	321	—	2,962
LatAm	2,252	—	29	—	2	—	2,283
Europe	767	—	223	(2)	855	—	1,843
AMESA	807	—	15	2	(7)	—	817
APAC	713	—	8	—	59	—	780
Corporate unallocated expenses	(2,384)	36	88	25	—	—	(2,235)
Total	$11,986	$36	$446	$41	$1,230	$136	$13,875

	2022
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges	Core, Non-GAAP Measure
FLNA	$6,135	$—	$46	$—	$—	$88	$6,269
QFNA	604	—	7	—	—	—	611
PBNA	5,426	—	68	51	(3,029)	160	2,676
LatAm	1,627	—	32	—	—	71	1,730
Europe	(1,380)	—	109	14	(292)	2,932	1,383
AMESA	666	—	12	3	—	190	871
APAC	537	—	16	—	—	177	730
Corporate unallocated expenses	(2,103)	62	90	6	—	—	(1,945)
Total	$11,512	$62	$380	$74	$(3,321)	$3,618	$12,325
(a)See “Items Affecting Comparability.”

Operating Profit/(Loss) Performance and Operating Profit/(Loss) Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2023
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Gain associated with the Juice Transaction	Impairment and other charges	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	10%	—	—	—	—	(2)	—	8%	—	9%
QFNA	(19)%	—	(1)	—	—	—	22	3%	—	3%
PBNA	(52)%	—	(0.5)	(1)	61	3	—	11%	—	11%
LatAm	38%	—	—	—	—	(6)	—	32%	(13)	19%
Europe	n/m	—	n/m	n/m	n/m	n/m	—	33%	16	50%
AMESA	21%	—	0.5	—	—	(28)	—	(6)%	21	15%
APAC	33%	—	(2)	—	—	(24)	—	7%	4	11%
Corporate unallocated expenses	13%	5	—	(3.5)	—	—	—	15%	—	15%
Total	4%	—	0.5	—	26	(19)	1	13%	2	15%
(a)See “Items Affecting Comparability.”
(b)Amounts may not sum due to rounding.

n/m - Not meaningful due to the impact of impairment and other charges, resulting in an operating loss in 2022.
FLNA
Net revenue grew 7%, primarily driven by effective net pricing, partially offset by the impact of the 53rd reporting week in the prior year, which reduced net revenue by 2 percentage points.
Unit volume decreased 1%, primarily driven by a high-single-digit decline in dips, a mid-single-digit decline in trademark Tostitos and a low-single-digit decline in trademark Lay’s, partially offset by double-digit growth in Sunchips and mid-single-digit growth in trademark Cheetos.
Operating profit increased 10%, primarily reflecting the effective net pricing, productivity savings and a 2-percentage-point favorable impact of prior-year impairment charges associated with a baked fruit convenient food brand. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and a 10-percentage-point impact of higher commodity costs, primarily cooking oil, seasoning ingredients and potatoes. The 53rd reporting week in the prior year reduced operating profit growth by 2 percentage points.

QFNA
Net revenue declined 2%, primarily driven by a decrease in organic volume and a 2-percentage-point negative impact of the 53rd reporting week in the prior year, partially offset by effective net pricing. The organic volume decline and effective net pricing collectively included a 2-percentage-point negative impact of the product returns from the Quaker Recall and was negatively impacted by cessation of sales of products as a result of the Quaker Recall.
Unit volume declined 5% primarily reflecting a high-single-digit decline in oatmeal, a double-digit decline in bars, a high-single-digit decline in rice/pasta sides and a low-single-digit decline in ready-to-eat cereals. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the Quaker Recall.
Operating profit declined 19%, reflecting a 22-percentage-point impact of product returns and charges associated with the Quaker Recall, certain operating cost increases, the decrease in organic volume, a 9-percentage-point impact of higher commodity costs, higher advertising and marketing expenses and a 2-percentage-point unfavorable impact of the 53rd reporting week in the prior year. These impacts were partially offset by effective net pricing and productivity savings.
In 2024, unit volume, net revenue and operating profit will continue to be negatively impacted by the Quaker Recall due to lower sales and additional charges.
PBNA
Net revenue increased 5%, primarily driven by effective net pricing, partially offset by a decrease in organic volume. The 53rd reporting week in the prior year reduced net revenue growth by 1.5 percentage points.
Unit volume decreased 5%, driven by a 6% decrease in non-carbonated beverage (NCB) volume and a 4% decrease in CSD volume. The NCB volume decrease primarily reflected high-single-digit decreases in Gatorade sports drinks and our overall water portfolio.
Operating profit decreased 52%, primarily reflecting the unfavorable impact of the prior-year gain of $3.0 billion associated with the Juice Transaction and the current-year impairment charges of $321 million related to our TBG investment, partially offset by the prior-year impairment and other related charges of $160 million associated with our decision to terminate the agreement with Vital Pharmaceuticals, Inc. to distribute Bang energy drinks. Operating profit also decreased due to certain operating cost increases, the decrease in organic volume, an 18-percentage-point impact of higher commodity costs, primarily sweeteners and energy, a 5-percentage-point unfavorable impact due to a prior-year gain on an asset sale and higher advertising and marketing expenses. Additionally, operating profit performance reflects a 2-percentage-point unfavorable impact of the 53rd reporting week in the prior year. These impacts were partially offset by the effective net pricing and productivity savings.
LatAm
Net revenue increased 19%, primarily reflecting effective net pricing and a 9-percentage-point impact of favorable foreign exchange, partially offset by a net organic volume decline.
Convenient foods unit volume declined 4%, primarily reflecting a double-digit decline in Colombia. Additionally, Mexico and Brazil experienced low-single-digit declines.
Beverage unit volume grew 3%, primarily reflecting low-single-digit growth in Mexico and mid-single-digit growth in Guatemala and Colombia, partially offset by a mid-single-digit decline in Argentina. Additionally, Chile experienced slight growth and Brazil experienced low-single-digit growth.
Operating profit increased 38%, primarily reflecting the effective net pricing, productivity savings, a 13-percentage-point impact of favorable foreign exchange and a 6-percentage-point favorable impact of a prior-year impairment and other charges associated with the sale of certain non-strategic brands. These impacts were partially offset by certain operating cost increases, the net organic volume decline, an 11-percentage-point impact of higher commodity costs, primarily potatoes, sweeteners and other ingredients and higher advertising and marketing expenses.
Europe
Net revenue increased 4%, primarily reflecting effective net pricing, partially offset by an 8-percentage-point impact of unfavorable foreign exchange and an organic volume decline.
Convenient foods unit volume decreased slightly, primarily reflecting a high-single-digit decline in the United Kingdom, a double-digit decline in Spain, a mid-single-digit decline in France and a low-single-digit decline in the Netherlands, partially offset by double-digit growth in Russia and high-single-digit growth in Turkey.
Beverage unit volume declined 3%, primarily reflecting a double-digit decline in Germany, a high-single-digit decline in France and a low-single-digit decline in Russia, partially offset by double-digit growth in Turkey. Additionally, the United Kingdom experienced a low-single-digit decline.
Operating profit improvement primarily reflects the favorable impact of prior-year charges associated with the Russia-Ukraine conflict and impairment of intangible assets related to the repositioning or discontinuation of certain juice and dairy brands in Russia (brand portfolio impairment charges) and the favorable impact of lower impairment charges related to the SodaStream business (other impairment charges), partially offset by the unfavorable impact of the prior-year gain associated with the Juice Transaction. Operating profit improvement also reflects the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a 54-percentage-point impact of higher commodity costs, primarily sweeteners, packaging and potatoes, a 16-percentage-point impact of unfavorable foreign exchange, higher advertising and marketing expenses and the organic volume decline.
AMESA
Net revenue declined 5%, primarily reflecting a 21-percentage-point impact of unfavorable foreign exchange, driven primarily by the weakening of the Egyptian pound, and a net organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined 3.5%, primarily reflecting a high-single-digit decline in South Africa, partially offset by high-single-digit growth in the Middle East and low-single-digit growth in Pakistan. Additionally, India experienced a low-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in India and low-single-digit growth in the Middle East, partially offset by a double-digit decline in Pakistan and a low-single-digit decline in Nigeria.
Operating profit grew 21%, primarily reflecting a 24-percentage-point favorable impact of impairment and other charges associated with our decision to sell or discontinue certain non-strategic brands and an investment in the prior year (brand portfolio impairment charges), a 4-percentage-point favorable impact of impairment charges primarily related to certain juice brands from the Pioneer Food Group Ltd. (Pioneer Foods) acquisition in the prior year (other impairment charges), the effective net pricing and productivity savings. These impacts were partially offset by a 70-percentage-point impact of higher commodity costs, primarily packaging materials, sweeteners and grains, largely driven by transaction-related foreign exchange, certain operating cost increases and a 21-percentage-point impact of unfavorable foreign exchange, primarily due to weakening of the Egyptian pound.

APAC
Net revenue grew slightly, primarily reflecting effective net pricing, partially offset by a 4-percentage-point impact of unfavorable foreign exchange and a net organic volume decline.
Convenient foods unit volume declined 2%, primarily reflecting a double-digit decline in Thailand and a low-single-digit decline in Australia, partially offset by low-single-digit growth in China.
Beverage unit volume grew 2.5%, primarily reflecting mid-single-digit growth in China, high-single-digit growth in Thailand and low-single-digit growth in Vietnam, partially offset by a mid-single-digit decline in the Philippines.
Operating profit grew 33%, primarily reflecting a 23-percentage-point favorable impact of lower impairment charges related to the Be & Cheery brand (other impairment charges), the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses, the net organic volume decline, a 5-percentage-point impact of higher commodity costs and a 4-percentage-point impact of unfavorable foreign exchange.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges associated with acquisitions and divestitures; gains associated with divestitures; asset impairment charges (non-cash); product recall-related impact; pension and retiree medical-related amounts, including all settlement and curtailment gains and losses; charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; debt redemptions, cash tender or exchange offers; and remeasurements of net monetary assets. Prior to the fourth quarter of 2021, certain immaterial pension and retiree medical-related settlement and curtailment gains and losses were not considered items affecting comparability. Pension and retiree medical-related service cost, interest cost, expected return on plan assets, and other net periodic pension costs continue to be reflected in our core results. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-K.
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

The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, gain associated with the Juice Transaction, impairment of intangible assets, other pension and retiree medical benefits income, net interest expense and other, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan), charges associated with our acquisitions and divestitures, the gain associated with the Juice Transaction, impairment and other charges comprised of Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges, product recall-related impact, the impact of settlement and curtailment gains and losses related to pension and retiree medical plans, a charge related to cash tender offers, tax benefit related to the IRS audit and tax expense related to the Tax Cuts and Jobs Act (TCJ Act) (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures, and every five or six years, the impact of the 53rd reporting week, including in our 2022 financial results. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$41,881	$49,590	$36,677	$927	$11,986	$250	$2,262	$81	$9,074
Items Affecting Comparability
Mark-to-market net impact	(3)	3	(33)	—	36	—	9	—	27
Restructuring and impairment charges	(13)	13	(433)	—	446	(1)	96	1	348
Acquisition and divestiture-related charges	—	—	(41)	—	41	—	18	—	23
Impairment and other charges	5	(5)	(308)	(927)	1,230	—	284	—	946
Product recall-related impact	(136)	136	—	—	136	—	32	—	104
Pension and retiree medical-related impact	—	—	—	—	—	14	3	—	11
Core, Non-GAAP Measure	$41,734	$49,737	$35,862	$—	$13,875	$263	$2,704	$82	$10,533

	2022
	Cost of sales	Gross profit	Selling, general and administrative expenses	Gain associated with the Juice Transaction	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$40,576	$45,816	$34,459	$(3,321)	$3,166	$11,512	$132	$1,727	$68	$8,910
Items Affecting Comparability
Mark-to-market net impact	(52)	52	(10)	—	—	62	—	14	—	48
Restructuring and impairment charges	(33)	33	(347)	—	—	380	31	77	1	333
Acquisition and divestiture-related charges	—	—	(74)	—	—	74	6	14	—	66
Gain associated with the Juice Transaction	—	—	—	3,321	—	(3,321)	—	(433)	—	(2,888)
Impairment and other charges	(201)	201	(251)	—	(3,166)	3,618	—	671	—	2,947
Pension and retiree medical-related impact	—	—	—	—	—	—	307	69	—	238
Tax benefit related to the IRS audit	—	—	—	—	—	—	—	319	—	(319)
Tax expense related to the TCJ Act	—	—	—	—	—	—	—	(86)	—	86
Core, Non-GAAP Measure	$40,290	$46,102	$33,777	$—	$—	$12,325	$476	$2,372	$69	$9,421
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	2023		2022		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$6.56		$6.42		2%
Mark-to-market net impact	0.02		0.03
Restructuring and impairment charges	0.25		0.24
Acquisition and divestiture-related charges	0.02		0.05
Gain associated with the Juice Transaction	—		(2.08)
Impairment and other charges	0.68		2.12
Product recall-related impact	0.07		—
Pension and retiree medical-related impact	0.01		0.17
Tax benefit related to the IRS audit	—		(0.23)
Tax expense related to the TCJ Act	—		0.06
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$7.62	(a)	$6.79	(a)	12%
Impact of foreign exchange translation					2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					14%
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through December 30, 2023, we have incurred pre-tax charges of $1.9 billion, including cash expenditures of $1.4 billion. In our 2024 financial results, we expect to incur pre-tax charges and cash expenditures of approximately $500 million each. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.
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
Russia-Ukraine Conflict Charges
In connection with the ongoing conflict in Ukraine, we recognized charges related to indefinite-lived intangible assets and property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs. We also recognized adjustments to the charges recorded in 2022.
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

Other Impairment Charges
We recognized impairment charges taken as a result of our quantitative assessments of certain of our indefinite-lived intangible assets and related to our investment in TBG.
See Notes 1, 4 and 9 to our consolidated financial statements for further information.
Product Recall-Related Impact
We recognized product returns, inventory write-offs and customer and consumer-related costs in our QFNA division associated with a voluntary recall of certain bars and cereals.
See Note 1 to our consolidated financial statements for further information.
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
As of December 30, 2023, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of December 30, 2023, our mandatory transition tax liability was $2.3 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $579 million of this liability in 2024. Any additional guidance issued by the IRS may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 14 to our consolidated financial statements for further discussion of supply chain financing arrangements.
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
The table below summarizes our cash activity:

	2023	2022
Net cash provided by operating activities	$13,442	$10,811
Net cash used for investing activities	$(5,495)	$(2,430)
Net cash used for financing activities	$(3,009)	$(8,523)
Operating Activities
In 2023, net cash provided by operating activities was $13.4 billion, compared to $10.8 billion in the prior year. The increase in operating cash flow primarily reflects favorable operating profit performance coupled with favorable working capital comparisons.
Investing Activities
In 2023, net cash used for investing activities was $5.5 billion, primarily reflecting net capital spending of $5.3 billion.
In 2022, net cash used for investing activities was $2.4 billion, primarily reflecting net capital spending of $5.0 billion and our investment in Celsius Holdings, Inc. (Celsius) convertible preferred stock and agreement to distribute Celsius energy drinks of $0.8 billion, partially offset by proceeds associated with the Juice Transaction of $3.5 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division; see Notes 4 and 9 to our consolidated financial statements for further discussion of our agreement with and investment in Celsius; and see Note 13 to our consolidated financial statements for further discussion of our acquisitions and divestitures.
We regularly review our plans with respect to net capital spending, including in light of the ongoing uncertainty caused by the Russia-Ukraine conflict on our business, and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2023, net cash used for financing activities was $3.0 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $6.7 billion and share repurchases of $1.0 billion, as well as payments of long-term debt borrowings of $3.0 billion, partially offset by proceeds from issuances of long-term debt of $5.5 billion and net proceeds from short-term borrowings of $2.3 billion.
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
We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 9, 2024, we announced a 7% increase in our annualized dividend to $5.42 per share from $5.06 per share, effective with the dividend expected to be paid in June 2024. We expect to return a total of approximately $8.2 billion to shareholders in 2024, comprising dividends of approximately $7.2 billion and share repurchases of approximately $1.0 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	2023	2022	Change
Net cash provided by operating activities, GAAP measure	$13,442	$10,811	24%
Capital spending	(5,518)	(5,207)
Sales of property, plant and equipment	198	251
Free cash flow, non-GAAP measure	$8,122	$5,855	39%
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
Changes in Line Items in Our Consolidated Financial Statements
Changes in line items in our consolidated statement of income are discussed in “Results of Operations – Consolidated Review,” “Results of Operations – Division Review” and “Items Affecting Comparability.”
Changes in line items in our consolidated statement of cash flows are discussed in “Our Liquidity and Capital Resources.”
Changes in line items in our consolidated balance sheet are discussed below:
Total Assets
As of December 30, 2023, total assets were $100.5 billion, compared to $92.2 billion as of December 31, 2022. The increase in total assets is primarily driven by the following line items:

	Change(a)	Reference
Cash and cash equivalents	$4.8	Statement of Cash Flows
Property, plant and equipment, net	$2.7	Note 15
Other assets	$1.4	Note 15
Total Liabilities
As of December 30, 2023, total liabilities were $81.9 billion, compared to $74.9 billion as of December 31, 2022. The increase in total liabilities is primarily driven by the following line items:

	Change(a)	Reference
Short-term debt obligations	$3.1	Note 8
Accounts payable and other current liabilities	$1.8	Note 15
Long-term debt obligations	$1.9	Note 8
(a)In billions.
Total Equity
See our consolidated statement of equity and Notes 9 and 11 to our consolidated financial statements.
Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

	2023	2022
Net income attributable to PepsiCo	$9,074	$8,910
Interest expense	1,437	1,119
Tax on interest expense	(319)	(248)
	$10,192	$9,781

Average debt obligations (a)	$42,668	$39,595
Average common shareholders’ equity (b)	17,837	17,785
Average invested capital	$60,505	$57,380

ROIC, non-GAAP measure	16.8%	17.0%
(a)Includes a quarterly average of short-term and long-term debt obligations.

(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

	2023	2022
ROIC, non-GAAP measure	16.8%	17.0%
Impact of:
Average cash, cash equivalents and short-term investments	2.5	2.1
Interest income	(1.0)	(0.3)
Tax on interest income	0.2	0.1
Mark-to-market net impact	—	0.1
Restructuring and impairment charges	0.4	0.3
Acquisition and divestiture-related charges	—	0.1
Gain associated with the Juice Transaction	0.9	(3.3)
Impairment and other charges	0.6	3.7
Product recall-related impact	0.2	—
Pension and retiree medical-related impact	—	0.3
Tax benefit related to the IRS audit	0.1	(0.4)
Tax expense related to the TCJ Act	(0.1)	0.1
Charge related to cash tender offers	(0.2)	(0.2)
Core Net ROIC, non-GAAP measure	20.4%	19.6%
OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An appreciation of our critical accounting policies and estimates is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including the business and economic uncertainty resulting from the ongoing conflicts in Ukraine and the Middle East and the high interest rate and inflationary cost environment, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies and estimates with our Audit Committee.
Our critical accounting policies and estimates are:
•revenue recognition;
•goodwill and other intangible assets;
•income tax expense and accruals; and
•pension and retiree medical plans.
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage and convenient food products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that generally do not allow for a right of return, except in the instance of a product recall or other limited circumstances that may allow for product returns. Our policy for DSD, including certain chilled products, is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for product recall, anticipated damaged and out-of-date products.
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
Goodwill and Other Intangible Assets
We sell products under a number of brand names, many of which were developed by us. Brand development costs are expensed as incurred. We also purchase brands and other intangible assets in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands and other intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions, including those related to the ongoing conflicts in Ukraine and the Middle East and a high interest rate and inflationary cost environment, based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.
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
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to the ongoing conflicts in Ukraine and the Middle East and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the ongoing conflicts in Ukraine and the Middle East and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
In 2023, we recorded $0.6 billion ($0.4 billion after-tax or $0.32 per share) of indefinite-lived intangible asset impairment charges related to the SodaStream brand and $0.3 billion ($0.3 billion after-tax or $0.22 per share) of goodwill impairment charges related to the SodaStream reporting unit in Europe. As a result, the carrying value of the SodaStream reporting unit as of December 30, 2023 is equal to its fair value and the SodaStream reporting unit is at a heightened risk of future goodwill impairment if certain assumptions and estimates were to change. For example, a mutually exclusive 100-basis-point increase in the discount rate and a 100-basis-point decrease in the perpetuity growth rate used to estimate the fair value of the

SodaStream reporting unit would result in an additional estimated impairment charge of approximately $0.2 billion and $0.1 billion, respectively. We will continue to monitor the performance of the SodaStream reporting unit, as well as all of our indefinite-lived intangible assets.
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
In 2023, our annual tax rate was 19.8% compared to 16.1% in 2022. See “Other Consolidated Results” for further information.
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
•the expected rate of return on assets in our funded plans; and
•the spot rates along the yield curve used to determine service and interest costs and the present value of liabilities.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2024	2023	2022
Pension
Service cost discount rate (a)	5.4%	5.5%	3.2%
Interest cost discount rate (a)	5.1%	5.4%	2.9%
Expected rate of return on plan assets (a)	7.0%	7.0%	6.3%
Retiree medical
Service cost discount rate	5.1%	5.4%	2.8%
Interest cost discount rate	5.0%	5.3%	2.1%
Expected rate of return on plan assets	7.1%	7.1%	5.7%
(a)2022 rates reflect remeasurement of a U.S. qualified defined benefit pension plan in the second quarter of 2022.
We expect our pension and retiree medical expense to remain consistent in 2024 primarily reflecting the change in demographic experience, offset by the recognition of gains on plan assets and impact of discretionary plan contributions.

Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 100-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2024 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$83
Expected rate of return	$155
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
We made a discretionary contribution of $150 million to a U.S. qualified defined benefit plan in January 2024.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
(in millions except per share amounts)

	2023	2022	2021
Net Revenue	$91,471	$86,392	$79,474
Cost of sales	41,881	40,576	37,075
Gross profit	49,590	45,816	42,399
Selling, general and administrative expenses	36,677	34,459	31,237
Gain associated with the Juice Transaction (see Note 13)	—	(3,321)	—
Impairment of intangible assets (see Notes 1 and 4)	927	3,166	—
Operating Profit	11,986	11,512	11,162
Other pension and retiree medical benefits income	250	132	522
Net interest expense and other	(819)	(939)	(1,863)
Income before income taxes	11,417	10,705	9,821
Provision for income taxes	2,262	1,727	2,142
Net income	9,155	8,978	7,679
Less: Net income attributable to noncontrolling interests	81	68	61
Net Income Attributable to PepsiCo	$9,074	$8,910	$7,618
Net Income Attributable to PepsiCo per Common Share
Basic	$6.59	$6.45	$5.51
Diluted	$6.56	$6.42	$5.49
Weighted-average common shares outstanding
Basic	1,376	1,380	1,382
Diluted	1,383	1,387	1,389

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
(in millions)

	2023	2022	2021
Net income	$9,155	$8,978	$7,679
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(307)	(643)	(369)
Net change on cash flow hedges	(32)	(158)	155
Net pension and retiree medical adjustments	(358)	389	770
Net change on available-for-sale debt securities and other	465	4	22
	(232)	(408)	578
Comprehensive income	8,923	8,570	8,257
Less: Comprehensive income attributable to noncontrolling interests	81	64	61
Comprehensive Income Attributable to PepsiCo	$8,842	$8,506	$8,196

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
(in millions)

	2023	2022	2021
Operating Activities
Net income	$9,155	$8,978	$7,679
Depreciation and amortization	2,948	2,763	2,710
Gain associated with the Juice Transaction	—	(3,321)	—
Impairment and other charges	1,230	3,618	—
Product recall-related impact	136	—	—
Operating lease right-of-use asset amortization	570	517	505
Share-based compensation expense	380	343	301
Restructuring and impairment charges	445	411	247
Cash payments for restructuring charges	(434)	(224)	(256)
Acquisition and divestiture-related charges	41	80	(4)
Cash payments for acquisition and divestiture-related charges	(41)	(46)	(176)
Pension and retiree medical plan expenses	150	419	123
Pension and retiree medical plan contributions	(410)	(384)	(785)
Deferred income taxes and other tax charges and credits	(271)	(873)	298
Tax expense related to the TCJ Act	—	86	190
Tax payments related to the TCJ Act	(309)	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(793)	(1,763)	(651)
Inventories	(261)	(1,142)	(582)
Prepaid expenses and other current assets	(13)	118	159
Accounts payable and other current liabilities	420	1,842	1,762
Income taxes payable	310	57	30
Other, net	189	(359)	375
Net Cash Provided by Operating Activities	13,442	10,811	11,616

Investing Activities
Capital spending	(5,518)	(5,207)	(4,625)
Sales of property, plant and equipment	198	251	166
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(314)	(873)	(61)
Proceeds associated with the Juice Transaction	—	3,456	—
Other divestitures, sales of investments in noncontrolled affiliates and other assets	75	49	169
Short-term investments, by original maturity:
More than three months - purchases	(555)	(291)	—
More than three months - maturities	556	150	1,135
More than three months - sales	12	—	—
Three months or less, net	3	24	(58)
Other investing, net	48	11	5
Net Cash Used for Investing Activities	(5,495)	(2,430)	(3,269)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
(in millions)

	2023	2022	2021
Financing Activities
Proceeds from issuances of long-term debt	$5,482	$3,377	$4,122
Payments of long-term debt	(3,005)	(2,458)	(3,455)
Debt redemptions/cash tender offers	—	(1,716)	(4,844)
Short-term borrowings, by original maturity:
More than three months - proceeds	5,428	1,969	8
More than three months - payments	(3,106)	(1,951)	(397)
Three months or less, net	(29)	(31)	434
Payments of acquisition-related contingent consideration	—	—	(773)
Cash dividends paid	(6,682)	(6,172)	(5,815)
Share repurchases - common	(1,000)	(1,500)	(106)
Proceeds from exercises of stock options	116	138	185
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(140)	(107)	(92)
Other financing	(73)	(72)	(47)
Net Cash Used for Financing Activities	(3,009)	(8,523)	(10,780)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(277)	(465)	(114)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	4,661	(607)	(2,547)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	5,100	5,707	8,254
Cash and Cash Equivalents and Restricted Cash, End of Year	$9,761	$5,100	$5,707

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 30, 2023 and December 31, 2022
(in millions except per share amounts)

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$9,711	$4,954
Short-term investments	292	394
Accounts and notes receivable, net	10,815	10,163
Inventories
Raw materials and packaging	2,388	2,366
Work-in-process	104	114
Finished goods	2,842	2,742
	5,334	5,222
Prepaid expenses and other current assets	798	806
Total Current Assets	26,950	21,539
Property, Plant and Equipment, net	27,039	24,291
Amortizable Intangible Assets, net	1,199	1,277
Goodwill	17,728	18,202
Other Indefinite-Lived Intangible Assets	13,730	14,309
Investments in Noncontrolled Affiliates	2,714	3,073
Deferred Income Taxes	4,474	4,204
Other Assets	6,661	5,292
Total Assets	$100,495	$92,187

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,510	$3,414
Accounts payable and other current liabilities	25,137	23,371
Total Current Liabilities	31,647	26,785
Long-Term Debt Obligations	37,595	35,657
Deferred Income Taxes	3,895	4,133
Other Liabilities	8,721	8,339
Total Liabilities	81,858	74,914
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,374 and 1,377 shares, respectively)	23	23
Capital in excess of par value	4,261	4,134
Retained earnings	70,035	67,800
Accumulated other comprehensive loss	(15,534)	(15,302)
Repurchased common stock, in excess of par value (493 and 490 shares, respectively)	(40,282)	(39,506)
Total PepsiCo Common Shareholders’ Equity	18,503	17,149
Noncontrolling interests	134	124
Total Equity	18,637	17,273
Total Liabilities and Equity	$100,495	$92,187

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
(in millions except per share amounts)

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,377	$23	1,383	$23	1,380	$23
Change in repurchased common stock	(3)	—	(6)	—	3	—
Balance, end of year	1,374	23	1,377	23	1,383	23
Capital in Excess of Par Value
Balance, beginning of year		4,134		4,001		3,910
Share-based compensation expense		379		346		302
Stock option exercises, RSUs and PSUs converted		(107)		(102)		(118)
Withholding tax on RSUs and PSUs converted		(140)		(107)		(92)
Other		(5)		(4)		(1)
Balance, end of year		4,261		4,134		4,001
Retained Earnings
Balance, beginning of year		67,800		65,165		63,443
Net income attributable to PepsiCo		9,074		8,910		7,618
Cash dividends declared - common (a)		(6,839)		(6,275)		(5,896)
Balance, end of year		70,035		67,800		65,165
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15,302)		(14,898)		(15,476)
Other comprehensive (loss)/income attributable to PepsiCo		(232)		(404)		578
Balance, end of year		(15,534)		(15,302)		(14,898)
Repurchased Common Stock
Balance, beginning of year	(490)	(39,506)	(484)	(38,248)	(487)	(38,446)
Share repurchases	(6)	(1,000)	(9)	(1,500)	(1)	(106)
Stock option exercises, RSUs and PSUs converted	3	223	3	240	4	303
Other	—	1	—	2	—	1
Balance, end of year	(493)	(40,282)	(490)	(39,506)	(484)	(38,248)
Total PepsiCo Common Shareholders’ Equity		18,503		17,149		16,043
Noncontrolling Interests
Balance, beginning of year		124		108		98
Net income attributable to noncontrolling interests		81		68		61
Distributions to noncontrolling interests		(68)		(69)		(49)
Acquisitions		—		21		—
Other, net		(3)		(4)		(2)
Balance, end of year		134		124		108
Total Equity		$18,637		$17,273		$16,151

(a) Cash dividends declared per common share were $4.9450, $4.5250 and $4.2475 for 2023, 2022 and 2021, respectively.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 — Basis of Presentation and Our Divisions
Basis of Presentation
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets and future cash flows associated with impairment testing for indefinite-lived intangible assets, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. Additionally, the business and economic uncertainty resulting from the ongoing conflicts in Ukraine and the Middle East and the high interest rate and inflationary cost environment has made such estimates and assumptions more difficult to calculate. As future events and their effect cannot be determined with precision, actual results could differ significantly from those estimates.
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

Quarter	United States and Canada	International
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (17 weeks for 2022)	September, October, November and December
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
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Canada, Russia, China, the United Kingdom, Brazil and South Africa.
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
The allocation of share-based compensation expense of each division is as follows:

	2023	2022	2021
FLNA	13%	13%	13%
QFNA	1%	1%	1%
PBNA	18%	20%	19%
LatAm	6%	6%	5%
Europe	10%	11%	13%
AMESA	5%	5%	6%
APAC	3%	3%	2%
Corporate unallocated expenses	44%	41%	41%
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
Net Revenue and Operating Profit/(Loss)
Net revenue and operating profit/(loss) of each division are as follows:

	Net Revenue			Operating Profit/(Loss)
	2023	2022	2021	2023(a)	2022(a)	2021
FLNA	$24,914	$23,291	$19,608	$6,755	$6,135	$5,633
QFNA (b)	3,101	3,160	2,751	492	604	578
PBNA (c)	27,626	26,213	25,276	2,584	5,426	2,442
LatAm	11,654	9,779	8,108	2,252	1,627	1,369
Europe (c)	13,234	12,724	13,038	767	(1,380)	1,292
AMESA	6,139	6,438	6,078	807	666	858
APAC	4,803	4,787	4,615	713	537	673
Total division	91,471	86,392	79,474	14,370	13,615	12,845
Corporate unallocated expenses	—	—	—	(2,384)	(2,103)	(1,683)
Total	$91,471	$86,392	$79,474	$11,986	$11,512	$11,162
(a)See below for impairment and other charges taken related to the Russia-Ukraine conflict, brand portfolio impairment and other impairment.
(b)In 2023, operating profit included a pre-tax charge of $136 million ($104 million after-tax or $0.07 per share) in cost of sales for product returns, inventory write-offs and customer and consumer-related costs associated with the Quaker Recall.
(c)In 2022, we recorded a gain of $3,029 million and $292 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,888 million or $2.08 per share. See Note 13 for further information.

Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	2023		2022		2021
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	9%	91%	9%	91%	10%	90%
Europe	48%	52%	50%	50%	54%	46%
AMESA	29%	71%	30%	70%	31%	69%
APAC	23%	77%	23%	77%	22%	78%
PepsiCo	41%	59%	42%	58%	45%	55%

(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is 35%, 37% and 40% of our consolidated net revenue in 2023, 2022 and 2021, respectively. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
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

In 2023, a pre-tax credit of $7 million ($7 million after-tax or $0.01 per share) was recorded in our Europe division, primarily in selling, general and administrative expenses, representing adjustments for changes in estimates of previously recorded amounts. In addition, a tax benefit of $68 million ($0.05 per share) was recorded in our Europe division related to the impairment of certain consolidated investments.

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

In 2023, a pre-tax credit of $13 million ($13 million after-tax or $0.01 per share) was recorded in our AMESA division, with $9 million in selling, general and administrative expenses and $4 million in cost of sales. In addition, a pre-tax charge of $2 million ($1 million after-tax with a nominal amount per share) was recorded in our LatAm division in selling, general and administrative expenses. Both of these amounts represent adjustments for changes in estimates of previously recorded amounts.

A summary of pre-tax impairment charges taken as a result of our quantitative assessments of certain of our indefinite-lived intangible assets and related to our investment in TBG is as follows:

	Other impairment charges
	2023			2022
	Selling, general and administrative expenses	Impairment of intangible assets(a)	Total	Impairment of intangible assets(a)
FLNA	$—	$—	$—	$88	Related to a baked fruit convenient food brand
PBNA	321	—	321	—	Includes our proportionate share of TBG’s indefinite-lived intangible assets impairment and other-than-temporary impairment of our investment in TBG
Europe	—	862	862	1,264	Related to the SodaStream brand and goodwill
AMESA	—	6	6	31	Related to brands from the Pioneer Foods acquisition
APAC	—	59	59	172	Related to the Be & Cheery brand
Total	$321	$927	$1,248	$1,555
After-tax amount			$1,033	$1,301
Impact on net income attributable to PepsiCo per common share			$(0.75)	$(0.94)
(a)See Note 4 for further information. For information on our policies for indefinite-lived intangible assets, see Note 2.
COVID-19 Charges
Operating profit includes certain pre-tax charges taken as a result of the COVID-19 pandemic related to incremental employee compensation costs, such as certain leave benefits and labor costs, employee protection costs, allowances for expected credit losses and upfront payments to customers and their related adjustments for changes in estimates as conditions improve. These pre-tax charges were not significant in 2023. In 2022 and 2021, these pre-tax charges by division were as follows:

	COVID-19 charges
	2022	2021
FLNA	$25	$56
QFNA	1	2
PBNA (a)	23	(11)
LatAm	15	64
Europe	5	21
AMESA	5	7
APAC	21	9
Total	$95	$148
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
Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2023	2022	2023	2022	2021
FLNA	$12,176	$11,042	$1,341	$1,464	$1,411
QFNA	1,199	1,245	103	93	92
PBNA	41,355	40,286	1,723	1,714	1,275
LatAm	9,281	7,886	841	581	461
Europe	15,615	16,230	551	668	752
AMESA	6,389	6,143	391	307	325
APAC	5,630	5,452	284	241	203
Total division	91,645	88,284	5,234	5,068	4,519
Corporate (a)	8,850	3,903	284	139	106
Total	$100,495	$92,187	$5,518	$5,207	$4,625
(a)Corporate assets consist principally of certain cash and cash equivalents, restricted cash, short-term investments, derivative instruments, property, plant and equipment, pension plan assets and tax assets. In 2023, the change in assets was primarily due to an increase in cash and cash equivalents.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2023	2022	2021	2023	2022	2021
FLNA	$11	$11	$11	$736	$653	$594
QFNA	—	—	—	51	47	46
PBNA	22	22	25	1,003	930	926
LatAm	2	3	4	372	306	283
Europe	29	30	37	347	357	364
AMESA	3	4	5	167	179	181
APAC	8	8	9	99	92	102
Total division	75	78	91	2,775	2,564	2,496
Corporate	—	—	—	98	121	123
Total	$75	$78	$91	$2,873	$2,685	$2,619

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2023	2022	2021	2023	2022
United States	$52,165	$49,390	$44,545	$41,234	$38,240
Mexico	7,011	5,472	4,580	2,509	1,933
Canada	3,722	3,536	3,405	2,815	2,678
Russia	3,566	4,118	3,426	1,986	2,538
China	2,703	2,752	2,679	1,510	1,517
United Kingdom	1,946	1,844	2,102	868	847
Brazil	1,779	1,617	1,252	573	446
South Africa	1,707	1,837	2,008	1,305	1,327
All other countries	16,872	15,826	15,477	11,226	12,439
Total	$91,471	$86,392	$79,474	$64,026	$61,965
(a)Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets, investments in noncontrolled affiliates and other investments included in other assets. See Notes 2 and 15 for further information on property, plant and equipment. See Notes 2 and 4 for further information on goodwill and other intangible assets. See Notes 9 and 15 for further information on other assets. These assets are reported in the country where they are primarily used.
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
The transfer of control of products to our customers is typically based on written sales terms that generally do not allow for a right of return, except in the instance of a product recall or other limited circumstances that may allow for product returns. Our policy for DSD, including certain chilled products, is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for product recall, anticipated damaged and out-of-date products.
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
We are exposed to concentration of credit risk from our major customers, including Walmart. We have not experienced credit issues with these customers. In 2023, sales to Walmart and its affiliates (including Sam’s) represented approximately 14% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart.

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
The terms of most of our incentive arrangements do not exceed one year and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $228 million as of December 30, 2023 and $242 million as of December 31, 2022 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $5.7 billion in 2023, $5.2 billion in 2022 and $5.1 billion in 2021, including advertising expenses of $3.8 billion in 2023 and $3.5 billion in both 2022 and 2021. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $67 million and $40 million as of December 30, 2023 and December 31, 2022, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $15.4 billion in 2023, $15.0 billion in 2022 and $13.7 billion in 2021.

Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $159 million in 2023, $123 million in 2022 and $135 million in 2021. Net capitalized software and development costs were $1.4 billion and $1.1 billion as of December 30, 2023 and December 31, 2022, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $804 million, $771 million and $752 million in 2023, 2022 and 2021, respectively, and are reported within selling, general and administrative expenses.
Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to the ongoing conflicts in Ukraine and the Middle East and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to the ongoing conflicts in Ukraine and the Middle East and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
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
•Inventories – Inventories are valued at the lower of cost or net realizable value. Cost is determined using the average; first-in, first-out (FIFO); or, in limited instances, last-in, first-out (LIFO) methods. For inventories valued under the LIFO method, the differences between the LIFO and FIFO methods of valuing inventories are not material.
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
Recently Issued Accounting Pronouncements
Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. We adopted the guidance in the first quarter of 2023, except for the rollforward, which is effective in fiscal year 2024 with early adoption permitted. We will adopt the rollforward guidance when effective, in our 2024 annual reporting. See Note 14 for disclosures currently required under this guidance.

Not Yet Adopted
In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We will adopt the guidance when it becomes effective, in our 2025 annual reporting, on a prospective basis.
In November 2023, the FASB issued guidance to enhance disclosure of expenses of a public entity’s reportable segments. The new guidance requires a public entity to disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) on an annual and interim basis, an amount for other segment items (the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), including a description of its composition, (3) on an annual and interim basis, information about a reportable segment’s profit or loss and assets previously required to be disclosed only on an annual basis, and (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The guidance is effective for fiscal year 2024 annual reporting, and in the first quarter of 2025 for interim period reporting, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. We will adopt the guidance when it becomes effective, in our 2024 annual reporting.
Note 3 — Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 that will leverage new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions and 35% for other costs associated with the implementation of our initiatives.

The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	2023	2022	2021
Cost of sales	$13	$33	$29
Selling, general and administrative expenses	433	347	208
Other pension and retiree medical benefits (income)/expense (a)	(1)	31	10
Total restructuring and impairment charges	$445	$411	$247
After-tax amount	$349	$334	$206
Impact on net income attributable to PepsiCo per common share	$(0.25)	$(0.24)	$(0.15)

	2023	2022	2021	Plan to Date through 12/30/2023
FLNA	$42	$46	$28	$252
QFNA	—	7	—	19
PBNA	41	68	20	267
LatAm	29	32	37	200
Europe	223	109	81	566
AMESA	15	12	15	97
APAC	8	16	7	85
Corporate	88	90	49	317
	446	380	237	1,803
Other pension and retiree medical benefits (income)/expense (a)	(1)	31	10	97
Total	$445	$411	$247	$1,900
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

Plan to Date through 12/30/2023
Severance and other employee costs	$1,050
Asset impairments	192
Other costs	658
Total	$1,900
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including consulting and other professional fees, as well as contract termination costs.

A summary of our 2019 Productivity Plan is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2020	$122	$—	$5	$127
2021 restructuring charges	120	32	95	247
Cash payments (a)	(163)	—	(93)	(256)
Non-cash charges and translation	(15)	(32)	—	(47)
Liability as of December 25, 2021	64	—	7	71
2022 restructuring charges	243	33	135	411
Cash payments (a)	(90)	—	(134)	(224)
Non-cash charges and translation	(29)	(33)	—	(62)
Liability as of December 31, 2022	188	—	8	196
2023 restructuring charges	243	2	200	445
Cash payments (a)	(242)	—	(192)	(434)
Non-cash charges and translation	(1)	(2)	(7)	(10)
Liability as of December 30, 2023	$188	$—	$9	$197
(a)Excludes cash expenditures of $1 million in 2023, $1 million in 2022 and $2 million in 2021, reported in the cash flow statement in pension and retiree medical plan contributions.
The majority of the restructuring accrual at December 30, 2023 is expected to be paid by the end of 2024.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on additional impairment charges, see Notes 1, 4 and 9 for impairment and other charges taken related to the Russia-Ukraine conflict, brand portfolio impairment charges and other impairment charges.
Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2023			2022			2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$840	$(214)	$626	$837	$(200)	$637
Customer relationships	10 – 24	560	(265)	295	571	(237)	334
Brands	20 – 40	1,093	(989)	104	1,097	(973)	124
Other identifiable intangibles	10 – 24	449	(275)	174	447	(265)	182
Total		$2,942	$(1,743)	$1,199	$2,952	$(1,675)	$1,277
Amortization expense				$75			$78	$91

Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 30, 2023 and using average 2023 foreign exchange rates, is expected to be as follows:

	2024	2025	2026	2027	2028
Five-year projected amortization	$72	$70	$62	$60	$59
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
Indefinite-Lived Intangible Assets
As discussed in Note 2, we perform our annual impairment assessment on indefinite-lived intangible assets during our third quarter. The annual impairment assessment on indefinite-lived intangible assets performed in the third quarter of 2023, based on best available market information and our internal forecasts and operating plans at the time, did not result in any material impairment charges.
In the fourth quarter of 2023, macroeconomic conditions, including higher interest rates, inflationary costs, and the ongoing conflict in the Middle East, and recent business performance indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in various markets, primarily assumptions underlying the weighted-average cost of capital and the impact of economic uncertainty on current and future financial performance, and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value, which reflects the increase in the weighted-average cost of capital as well as our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions). As a result of the quantitative assessment, we recorded pre-tax impairment charges of $0.6 billion ($0.5 billion after-tax or $0.35 per share) for brands and $0.3 billion ($0.3 billion after-tax or $0.22 per share) for goodwill, both in impairment of intangible assets, primarily related to the SodaStream brand and reporting unit in our Europe division, in the year ended December 30, 2023. See Note 1 for further information.
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
In the second quarter of 2022, macroeconomic factors, sanctions and other regulations as a result of the Russia-Ukraine conflict indicated a material deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in Russia, primarily assumptions underlying the weighted-average cost of capital. These factors required us to perform a quantitative assessment, despite the absence of a material adverse impact on these assets’ financial performance (e.g., sales, operating profit, cash flows). The fair value of our indefinite-lived intangible assets in Russia was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value, with the decrease in the fair value primarily attributable to a significant increase in the weighted-average cost of capital, which reflected the macroeconomic uncertainty in Russia. As a result of the quantitative assessment, we recorded pre-tax impairment charges of $1.2 billion ($958 million after-tax or $0.69 per share) in impairment of intangible assets, related to our juice and dairy brands in Russia in our Europe division, in the year ended December 31, 2022. See Note 1 for further information.
In the fourth quarter of 2022, macroeconomic conditions including a high interest rate and inflationary cost environment, coupled with recent business performance, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in various markets, primarily assumptions underlying the weighted-average cost of capital and the impact of economic uncertainty on current and future financial performance, and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value, which reflected the increase in the weighted-average cost of capital as well as our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions). As a result of the quantitative assessment, we recognized pre-tax impairment charges of $1.6 billion ($1.3 billion after-tax or $0.94 per share) in impairment of intangible assets, primarily related to the SodaStream brand in our Europe division, in the year ended December 31, 2022. See Note 1 for further information.
We did not recognize any impairment charges for goodwill in each of the years ended December 31, 2022 and December 25, 2021. We did not recognize any impairment charges for indefinite-lived intangible assets in the year ended December 25, 2021.
As of December 30, 2023, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at PBNA exceeded their carrying values. However, there could be an impairment of the carrying value of PBNA’s reacquired and acquired franchise rights, as well as further impairment to the carrying value of the SodaStream reporting unit goodwill, if future sales and their contributions to operating profit do not achieve our expected future cash flows (including perpetuity growth assumptions) or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value.
For further information on our policies for indefinite-lived intangible assets, see Note 2.

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance, Beginning 2022	Acquisitions	Impairment	Translation and Other	Balance, End of 2022	Acquisitions	Impairment	Translation and Other	Balance, End of 2023
FLNA
Goodwill	$458	$—	$—	$(7)	$451	$—	$—	$2	$453
Brands (a)	340	—	(88)	(1)	251	—	—	—	251
Total	798	—	(88)	(8)	702	—	—	2	704
QFNA
Goodwill	189	—	—	—	189	—	—	—	189
Total	189	—	—	—	189	—	—	—	189
PBNA
Goodwill	11,974	—	—	(27)	11,947	4	—	10	11,961
Reacquired franchise rights	7,107	—	—	(46)	7,061	36	—	17	7,114
Acquired franchise rights (b)	1,538	230	—	(10)	1,758	14	—	(35)	1,737
Brands	2,508	—	—	—	2,508	—	—	—	2,508
Total	23,127	230	—	(83)	23,274	54	—	(8)	23,320
LatAm
Goodwill	433	—	—	3	436	—	—	24	460
Brands (c)	100	—	(29)	4	75	—	—	7	82
Total	533	—	(29)	7	511	—	—	31	542
Europe
Goodwill (d)(e)	3,700	—	—	(54)	3,646	—	(290)	(190)	3,166
Reacquired franchise rights	441	—	—	(20)	421	—	—	(2)	419
Acquired franchise rights	158	—	(1)	(9)	148	—	—	6	154
Brands (e)	4,254	—	(2,684)	94	1,664	—	(572)	32	1,124
Total	8,553	—	(2,685)	11	5,879	—	(862)	(154)	4,863
AMESA
Goodwill	1,063	14	—	(62)	1,015	34	—	(58)	991
Brands (f)	205	—	(36)	(13)	156	—	(6)	(13)	137
Total	1,268	14	(36)	(75)	1,171	34	(6)	(71)	1,128
APAC
Goodwill	564	—	—	(46)	518	—	—	(10)	508
Brands (g)	476	—	(172)	(37)	267	—	(59)	(4)	204
Total	1,040	—	(172)	(83)	785	—	(59)	(14)	712

Total goodwill	18,381	14	—	(193)	18,202	38	(290)	(222)	17,728
Total reacquired franchise rights	7,548	—	—	(66)	7,482	36	—	15	7,533
Total acquired franchise rights	1,696	230	(1)	(19)	1,906	14	—	(29)	1,891
Total brands	7,883	—	(3,009)	47	4,921	—	(637)	22	4,306
Total	$35,508	$244	$(3,010)	$(231)	$32,511	$88	$(927)	$(214)	$31,458
(a)Impairment in 2022 is related to a baked fruit convenient food brand.
(b)Acquisitions in 2022 primarily reflect our agreement with Celsius to distribute Celsius energy drinks in the United States. Translation and other in 2023 primarily reflects adjustments to previously recorded amounts related to our agreement with Celsius. See Note 9 for further information.
(c)Impairment in 2022 is related to the sale of certain non-strategic brands. See Note 1 for further information.
(d)Translation and other in 2023 primarily reflects the depreciation of the Russian ruble, partially offset by appreciation of the euro and British pound.
(e)Impairment in 2022 is related to the SodaStream brand, the decrease in fair value as a result of the Russia-Ukraine conflict and the discontinuation or repositioning of certain juice and dairy brands in Russia. Impairments in 2023 are related to SodaStream goodwill and brand.

(f)Impairment is related to brands from the Pioneer Foods acquisition.
(g)Impairment in 2022 and 2023 is related to the Be & Cheery brand.
Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2023	2022	2021
United States	$4,120	$7,305	$3,740
Foreign	7,297	3,400	6,081
	$11,417	$10,705	$9,821
The provision for income taxes consisted of the following:

	2023	2022	2021
Current:
U.S. Federal	$1,133	$1,137	$702
Foreign	1,201	1,027	955
State	309	246	44
	2,643	2,410	1,701
Deferred:
U.S. Federal	(109)	22	375
Foreign	(212)	(709)	(14)
State	(60)	4	80
	(381)	(683)	441
	$2,262	$1,727	$2,142
A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2023	2022	2021
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.8	1.8	1.0
Lower taxes on foreign results	(2.5)	(1.5)	(1.6)
One-time mandatory transition tax - TCJ Act	—	0.8	1.9
Juice Transaction	(0.1)	(2.4)	—
Tax settlements	—	(3.0)	—
Other, net	(0.4)	(0.6)	(0.5)
Annual tax rate	19.8%	16.1%	21.8%
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
As of December 30, 2023, our mandatory transition tax liability was $2.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $309 million in each of 2023, 2022 and 2021. We currently expect to pay approximately $579 million of this liability in 2024.

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

Deferred tax liabilities and assets are comprised of the following:

	2023	2022
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	1,978	2,126
Recapture of net operating losses	492	492
Pension liabilities	167	189
Right-of-use assets	660	534
Investment in TBG	93	186
Other	350	232
Gross deferred tax liabilities	4,318	4,337

Deferred tax assets
Net carryforwards	6,877	5,342
Intangible assets other than nondeductible goodwill	1,758	1,614
Share-based compensation	137	120
Retiree medical benefits	114	118
Other employee-related benefits	412	349
Deductible state tax and interest benefits	176	144
Lease liabilities	660	534
Capitalized research and development	210	150
Other	1,031	1,050
Gross deferred tax assets	11,375	9,421
Valuation allowances	(6,478)	(5,013)
Deferred tax assets, net	4,897	4,408
Net deferred tax (assets)/liabilities	$(579)	$(71)
A summary of our valuation allowance activity is as follows:

	2023	2022	2021
Balance, beginning of year	$5,013	$4,628	$4,686
Provision	1,419	492	(9)
Other (deductions)/additions	46	(107)	(49)
Balance, end of year	$6,478	$5,013	$4,628

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2022	2014-2019
Mexico	2014-2022	2014-2019
United Kingdom	2021-2022	None
Canada (Domestic)	2018-2022	2019
Canada (International)	2012-2022	2012-2019
Russia	2020-2022	None
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
As of December 30, 2023, the total gross amount of reserves for income taxes, reported in other liabilities, was $2.1 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $390 million as of December 30, 2023, of which $102 million of tax expense was recognized in 2023. The gross amount of interest accrued, reported in other liabilities, was $292 million as of December 31, 2022, of which $4 million of tax benefit was recognized in 2022.
A reconciliation of unrecognized tax benefits is as follows:

	2023	2022
Balance, beginning of year	$1,867	$1,900
Additions for tax positions related to the current year	225	228
Additions for tax positions from prior years	123	206
Reductions for tax positions from prior years	(51)	(357)
Settlement payments	(16)	(53)
Statutes of limitations expiration	(33)	(36)
Translation and other	(22)	(21)
Balance, end of year	$2,093	$1,867
Carryforwards and Allowances
Operating loss carryforwards and income tax credits totaling $34.7 billion as of December 30, 2023 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses and income tax credits from prior periods to reduce future taxable income or income tax liabilities. These operating losses and income tax credits will expire as follows: $0.4 billion in 2024, $29.8 billion between 2025 and 2041 and $4.5 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.
Undistributed International Earnings
As of December 30, 2023, we had approximately $7 billion of undistributed international earnings. We intend to continue to reinvest $7 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
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
As of December 30, 2023, 28 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2023	2022	2021
Share-based compensation expense - equity awards	$380	$343	$301
Share-based compensation expense - liability awards	19	30	20
Acquisition and divestiture-related charges	—	3	—
Restructuring charges	(1)	—	1
Total	$398	$376	$322
Income tax benefits recognized in earnings related to share-based compensation	$73	$62	$57
Excess tax benefits related to share-based compensation	$36	$44	$38
As of December 30, 2023, there was $441 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2023	2022	2021
Expected life	7 years	7 years	7 years
Risk-free interest rate	4.2%	1.9%	1.1%
Expected volatility	16%	16%	14%
Expected dividend yield	2.7%	2.5%	3.1%
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
A summary of our stock option activity for the year ended December 30, 2023 is as follows:

	Options(a)	Weighted-Average Exercise Price Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	10,504	$124.63
Granted	2,162	$171.73
Exercised	(1,205)	$96.82
Forfeited/expired	(294)	$149.42
Outstanding at December 30, 2023	11,167	$136.10	6.16	$380,801
Exercisable at December 30, 2023	5,225	$111.18	3.74	$306,536
Expected to vest as of December 30, 2023	5,604	$157.42	8.25	$73,219
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
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.
A summary of our RSU and PSU activity for the year ended December 30, 2023 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	5,714	$143.02
Granted	2,151	$171.11
Converted	(1,982)	$134.42
Forfeited	(285)	$153.07
Outstanding at December 30, 2023 (b)	5,598	$156.43	1.22	$950,735
Expected to vest as of December 30, 2023 (c)	5,853	$155.51	1.17	$993,990
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding PSUs for which the vesting period has not ended as of December 30, 2023, at the threshold, target and maximum award levels were zero, 0.7 million and 1.3 million, respectively.
(c)Represents the number of outstanding awards expected to vest, including estimated performance adjustments on all outstanding PSUs as of December 30, 2023.
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

A summary of our long-term cash activity for the year ended December 30, 2023 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(b)	Contractual Life Remaining (years)
Outstanding at December 31, 2022	$50,254
Granted	20,298
Vested	(17,171)
Forfeited	(1,530)
Outstanding at December 30, 2023 (c)	$51,851	$55,058	1.26
Expected to vest as of December 30, 2023	$49,161	$52,678	1.23
(a)In thousands, disclosed at target.
(b)In thousands, based on the most recent valuation as of December 30, 2023.
(c)The outstanding awards for which the vesting period has not ended as of December 30, 2023, at the threshold, target and maximum award levels based on the achievement of its market conditions were zero, $52 million and $104 million, respectively.
Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2023	2022	2021
Stock Options
Total number of options granted (a)	2,162	2,422	2,157
Weighted-average grant-date fair value per unit of options granted	$29.81	$19.72	$9.88
Total intrinsic value of options exercised (a)	$100,209	$134,580	$153,306
Total grant-date fair value of options vested (a)	$11,830	$9,661	$10,605
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,151	2,263	2,636
Weighted-average grant-date fair value per unit of RSUs/PSUs granted	$171.11	$163.02	$131.81
Total intrinsic value of RSUs/PSUs converted (a)	$396,123	$329,705	$273,878
Total grant-date fair value of RSUs/PSUs vested (a)	$286,605	$196,649	$198,469
(a)In thousands.
As of December 30, 2023 and December 31, 2022, there were approximately 330,000 and 307,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.

Note 7 — Pension, Retiree Medical and Savings Plans
Effective December 31, 2022, we merged two U.S. qualified defined benefit pension plans, PepsiCo Employees Retirement Plan I (Plan I), mostly inactive participants, and PepsiCo Employees Retirement Plan A (Plan A), mostly active participants, with Plan I remaining. The accrued benefits offered to the plans’ participants were unchanged. The merger was made to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses of the merged plan will be amortized over the average remaining life expectancy of participants. There was no material impact to pre-tax pension benefits expense from this merger.
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
In 2020, we adopted an amendment to the U.S. qualified defined benefit plans to freeze benefit accruals for salaried participants, effective December 31, 2025.
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual and expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss within common shareholders’ equity. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits income for the following year based upon the average remaining service life for participants in PepsiCo Employees Retirement Hourly Plan (Plan H) (approximately 11 years) and retiree medical (approximately 10 years), and the remaining life expectancy for participants in Plan I (approximately 26 years).
The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits income on a straight-line basis over the average remaining service life for participants in Plan H, and the remaining life expectancy for participants in Plan I, except that prior service cost/(credit) for salaried participants subject to the benefit accruals freeze effective December 31, 2025 is amortized on a straight-line basis over the period up to the effective date of the freeze.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation
Obligation at beginning of year	$11,543	$16,216	$2,603	$4,175	$714	$954
Service cost	327	487	43	64	29	37
Interest cost	593	434	141	90	36	19
Plan amendments	13	10	—	—	—	—
Participant contributions	—	—	2	2	—	—
Experience loss/(gain)	603	(3,989)	194	(1,284)	(22)	(198)
Benefit payments	(1,006)	(412)	(116)	(127)	(80)	(81)
Settlement/curtailment	(36)	(1,109)	(26)	(5)	—	(14)
Special termination benefits	(1)	37	—	—	—	—
Other, including foreign currency adjustment	(1)	(131)	145	(312)	—	(3)
Obligation at end of year	$12,035	$11,543	$2,986	$2,603	$677	$714

Change in fair value of plan assets
Fair value at beginning of year	$11,148	$15,904	$3,195	$4,624	$196	$299
Actual return on plan assets	1,121	(3,337)	267	(1,026)	21	(68)
Employer contributions/funding	314	235	50	101	46	48
Participant contributions	—	—	2	2	—	—
Benefit payments	(1,006)	(412)	(116)	(127)	(80)	(81)
Settlement	(36)	(1,117)	(26)	(5)	—	—
Other, including foreign currency adjustment	—	(125)	156	(374)	—	(2)
Fair value at end of year	$11,541	$11,148	$3,528	$3,195	$183	$196
Funded status	$(494)	$(395)	$542	$592	$(494)	$(518)

Amounts recognized
Other assets	$313	$225	$727	$708	$—	$—
Other current liabilities	(75)	(56)	(11)	(7)	(52)	(54)
Other liabilities	(732)	(564)	(174)	(109)	(442)	(464)
Net amount recognized	$(494)	$(395)	$542	$592	$(494)	$(518)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,596	$3,337	$707	$571	$(323)	$(320)
Prior service cost/(credit)	18	(21)	(8)	(9)	(19)	(25)
Total	$3,614	$3,316	$699	$562	$(342)	$(345)

Changes recognized in net (gain)/loss included in other comprehensive loss
Net loss/(gain) arising in current year	$333	$254	$119	$(40)	$(30)	$(114)
Amortization and settlement recognition	(74)	(467)	(23)	(30)	27	14
Foreign currency translation loss/(gain)	—	—	40	(55)	—	—
Total	$259	$(213)	$136	$(125)	$(3)	$(100)

Accumulated benefit obligation at end of year	$11,653	$11,104	$2,835	$2,483
The net loss arising in the current year is primarily attributable to the impact of lower discount rates, partially offset by an increase in the actual return on plan assets.

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
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$327	$487	$518	$43	$64	$104	$29	$37	$33
Other pension and retiree medical benefits (income)/expense:
Interest cost	$593	$434	$324	$141	$90	$74	$36	$19	$15
Expected return on plan assets	(851)	(912)	(970)	(192)	(218)	(231)	(13)	(16)	(15)
Amortization of prior service credits	(26)	(28)	(31)	(1)	(1)	(2)	(6)	(8)	(11)
Amortization of net losses/(gains)	70	149	224	13	29	77	(27)	(14)	(14)
Settlement/curtailment losses/(gains) (a)	4	322	40	10	1	(11)	—	(16)	—
Special termination benefits	(1)	37	9	—	—	—	—	—	—
Total other pension and retiree medical benefits (income)/expense	$(211)	$2	$(404)	$(29)	$(99)	$(93)	$(10)	$(35)	$(25)
Total	$116	$489	$114	$14	$(35)	$11	$19	$2	$8
(a)In 2022, U.S. includes a settlement charge of $318 million ($246 million after-tax or $0.18 per share) related to lump sum distributions exceeding the total of annual service and interest cost.

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost
Service cost discount rate (a)	5.4%	3.1%	2.6%	7.0%	4.2%	2.7%	5.4%	2.8%	2.3%
Interest cost discount rate (a)	5.4%	3.1%	2.0%	5.4%	2.3%	1.7%	5.3%	2.1%	1.6%
Expected return on plan assets (a)	7.4%	6.7%	6.4%	5.7%	5.3%	5.3%	7.1%	5.7%	5.4%
Rate of salary increases	3.2%	3.0%	3.0%	4.2%	3.3%	3.3%

Projected Benefit Obligation
Discount rate	5.1%	5.4%	2.9%	5.1%	5.3%	2.4%	5.1%	5.4%	2.7%
Rate of salary increases	3.9%	3.2%	3.0%	4.3%	4.2%	3.3%
(a)2022 U.S. rates reflect remeasurement of a U.S. qualified defined benefit pension plan in the second quarter of 2022.

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2023	2022	2023	2022	2023	2022
Selected information for plans with accumulated benefit obligation in excess of plan assets
Obligation for service to date	$(631)	$(584)	$(255)	$(158)
Fair value of plan assets	$—	$—	$190	$129
Selected information for plans with projected benefit obligation in excess of plan assets
Benefit obligation	$(8,223)	$(620)	$(375)	$(273)	$(677)	$(714)
Fair value of plan assets	$7,416	$—	$190	$157	$183	$196
Of the total projected pension benefit obligation as of December 30, 2023, approximately $678 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2024	2025	2026	2027	2028	2029 - 2033
Pension	$1,102	$925	$964	$996	$1,023	$5,403
Retiree medical (a)	$81	$80	$76	$74	$70	$309
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $1 million for each of the years from 2024 through 2028 and approximately $2 million in total for 2029 through 2033.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2023	2022	2021	2023	2022	2021
Discretionary (a)	$267	$160	$525	$—	$—	$—
Non-discretionary	97	176	213	46	48	47
Total	$364	$336	$738	$46	$48	$47
(a)Includes $250 million contribution in 2023, $150 million contribution in 2022 and $500 million contribution in 2021 to fund our U.S. qualified defined benefit plans.
We made a discretionary contribution of $150 million to a U.S. qualified defined benefit plan in January 2024. In addition, in 2024, we expect to make non-discretionary contributions of approximately $99 million to our U.S. and international pension benefit plans and contributions of approximately $51 million for retiree medical benefits.
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
For 2024 and 2023, our expected long-term rate of return on U.S. plan assets is 7.4%. Our target investment allocations for U.S. plan assets are as follows:

	2024	2023
Fixed income	55%	56%
U.S. equity	22%	22%
International equity	19%	18%
Real estate	4%	4%
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
Plan assets measured at fair value as of year-end 2023 and 2022 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years and are as follows:

	Fair Value Hierarchy Level	2023	2022
U.S. plan assets (a)
Equity securities, including preferred stock (b)	1	$4,698	$4,387
Government securities (c)	2	1,812	1,751
Corporate bonds (c)	2	4,233	4,245
Mortgage-backed securities (c)	2	133	142
Contracts with insurance companies (d)	3	1	9
Cash and cash equivalents (e)	1, 2	349	157
Sub-total U.S. plan assets		11,226	10,691
Real estate commingled funds measured at net asset value (f)		411	533
Dividends and interest receivable, net of payables		87	120
Total U.S. plan assets		$11,724	$11,344
International plan assets
Equity securities (b)	1	$1,175	$1,291
Government securities (c)	2	1,207	736
Corporate bonds (c)	2	267	254
Fixed income commingled funds (g)	1	526	628
Contracts with insurance companies (d)	3	30	27
Cash and cash equivalents	1	143	75
Sub-total international plan assets		3,348	3,011
Real estate commingled funds measured at net asset value (f)		162	173
Dividends and interest receivable		18	11
Total international plan assets		$3,528	$3,195
(a)Includes $183 million and $196 million in 2023 and 2022, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common and preferred stock investments are based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 13% and 10% of total U.S. plan assets for 2023 and 2022, respectively.
(c)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represents 31% and 32% of total U.S. plan assets for 2023 and 2022, respectively.
(d)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 30, 2023 and December 31, 2022.
(e)Includes Level 1 assets of $3 million for 2023 and Level 2 assets of $346 million and $157 million for 2023 and 2022, respectively.
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
(g)Based on the published price of the fund.

Retiree Medical Cost Trend Rates
The assumed health care cost trend rates are as follows:

	2024	2023
Average increase assumed	5%	6%
Ultimate projected increase	4%	4%
Year of ultimate projected increase	2046	2046
Annually, we review external data and our historical experience to estimate assumed health care cost trend rates that impact our retiree medical plan obligation and expense, however the cap on our share of retiree medical costs limits the impact.
Savings Plan
Certain U.S. employees are eligible to participate in a 401(k) savings plan, which is a voluntary defined contribution plan. The plan is designed to help employees accumulate savings for retirement and we make Company matching contributions for certain employees on a portion of employee contributions based on years of service.
Certain U.S. employees, who are either not eligible to participate in a defined benefit pension plan or whose benefit is capped, are also eligible to receive an employer contribution based on either years of service or age and years of service regardless of employee contribution.
In 2023, 2022 and 2021, our total Company contributions were $356 million, $283 million and $246 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2023(a)	2022(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$3,924	$3,096
Commercial paper (5.5%)	2,286	—
Other borrowings (7.8% and 15.0%)	300	318
	$6,510	$3,414
Long-term debt obligations (b)
Notes due 2023 (1.7%)	$—	$3,094
Notes due 2024 (3.0% and 2.2%)	3,919	2,867
Notes due 2025 (3.2% and 2.7%)	3,994	3,193
Notes due 2026 (3.7% and 3.1%)	3,961	2,396
Notes due 2027 (2.4% and 2.5%)	2,544	2,523
Notes due 2028 (2.1% and 1.5%)	3,323	2,606
Notes due 2029-2060 (3.0% and 2.9%)	23,725	22,046
Other, due 2023-2033 (3.6% and 1.3%)	53	28
	41,519	38,753
Less: current maturities of long-term debt obligations	3,924	3,096
Total	$37,595	$35,657
(a)Amounts are shown net of unamortized net discounts of $225 million and $227 million for 2023 and 2022, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. See Note 9 for further information regarding our interest rate derivative instruments.

As of December 30, 2023 and December 31, 2022, our international debt of $279 million and $304 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2023, we issued the following senior notes:

Interest Rate	Maturity Date	Principal Amount(a)
Floating Rate	February 2026	$350
4.550%	February 2026	$500
4.450%	May 2028	$650
4.450%	February 2033	$1,000
4.650%	February 2053	$500
Floating Rate	November 2024	$1,000
5.250%	November 2025	$800
5.125%	November 2026	$700
(a)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes will be used for general corporate purposes, including the repayment of commercial paper.
In 2023, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 26, 2028. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). Additionally, we may, once a year, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $3.8 billion five-year credit agreement, dated as of May 27, 2022.
Also in 2023, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 24, 2024. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $4.2 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.95 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $3.8 billion 364-day credit agreement, dated as of May 27, 2022.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 30, 2023, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In 2023, we discharged via legal defeasance $94 million outstanding principal amount of certain notes originally issued by our subsidiary, The Quaker Oats Company, following the deposit of $102 million of U.S. government securities with the Bank of New York Mellon, as trustee, in the fourth quarter of 2022.
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss within common shareholders’ equity and reclassified to our income statement when the hedged transaction affects earnings. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; there were no such gains or losses reclassified during the year ended December 30, 2023.
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

Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 30, 2023 was $144 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 30, 2023.
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
Our commodity derivatives had a total notional value of $1.7 billion as of December 30, 2023 and $1.8 billion as of December 31, 2022.
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
Our foreign currency derivatives had a total notional value of $3.8 billion as of December 30, 2023 and $3.0 billion as of December 31, 2022. The total notional amount of our debt instruments designated as net investment hedges was $3.0 billion as of December 30, 2023 and $2.9 billion as of December 31, 2022. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. The notional amount, interest payment and maturity date of our cross-currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our cross-currency interest rate swaps have terms of no more than twelve years. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
Our interest rate derivatives had a total notional value of $1.3 billion as of December 30, 2023 and December 31, 2022.
As of December 30, 2023, approximately 9% of total debt was subject to variable rates, compared to approximately 1%, after the impact of the related interest rate derivative instruments, as of December 31, 2022.
Debt Securities
Held-to-Maturity
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of commercial paper. As of December 30, 2023, we had $309 million of investments in commercial paper recorded in cash and cash equivalents. As of December 31, 2022, we had no investments in held-to-maturity debt securities. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 30, 2023, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
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
In 2022, we entered into an agreement with Celsius to distribute Celsius energy drinks in the United States (see Note 4 for further information) and invested $550 million in Series A convertible preferred shares issued by Celsius, which included certain conversion and redemption features. The preferred shares automatically convert into Celsius common shares after six years if certain market-based conditions are met, or can be redeemed after seven years. Shares underlying the transaction were priced at $75 per share, and the preferred shares are entitled to a 5% annual dividend, payable either in cash or in-kind. Given our redemption right, we classified our investment in the convertible preferred stock as an available-for-sale debt security. As of December 31, 2022, the fair value of this investment was classified as Level 2, based primarily on the transaction price. There were no unrealized gains and losses on our investment in the year ended December 31, 2022. In the year ended December 30, 2023, we transferred $558 million from Level 2 to Level 3 as unobservable inputs to the fair value became more significant and subsequently recorded an unrealized gain of $612 million in other comprehensive income and a decrease in the investment of $14 million due to cash dividends received. There were no impairment charges related to our investment in the years ended December 30, 2023 and December 31, 2022.

TBG Investment
In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. We have significant influence over our investment in TBG and account for our investment under the equity method, recognizing our proportionate share of TBG’s earnings on our income statement (recorded in selling, general and administrative expenses). See Note 13 for further information.
In 2023, we recorded our proportionate share of TBG’s earnings, which includes an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $321 million ($243 million after-tax or $0.18 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 (significant unobservable inputs) in the fair value hierarchy.
Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of December 30, 2023 and December 31, 2022 are categorized as follows:

		2023		2022
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2, 3	$1,334	$—	$660	$—
Index funds (c)	1	$292	$—	$257	$—
Prepaid forward contracts (d)	2	$13	$—	$14	$—
Deferred compensation (e)	2	$—	$477	$—	$434
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$3	$31	$24	$22
Interest rate (f)	2	5	135	—	164
Commodity (g)	2	10	24	2	60
		$18	$190	$26	$246
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$33	$38	$21	$21
Commodity (g)	2	5	13	11	51
		$38	$51	$32	$72
Total derivatives at fair value (h)		$56	$241	$58	$318
Total		$1,695	$718	$989	$752
(a)Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.

(b)Includes Level 2 assets of $178 million and Level 3 assets of $1,156 million as of December 30, 2023, and Level 2 assets of $660 million as of December 31, 2022. As of December 30, 2023, $1,334 million was classified as other assets. As of December 31, 2022, $3 million, $104 million and $553 million were classified as cash equivalents, short-term investments and other assets, respectively. The fair values of these Level 2 investments approximate the transaction price and any accrued dividends, as well as the amortized cost. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.1% based on Celsius’ estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of December 30, 2023 and December 31, 2022 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of December 30, 2023 and December 31, 2022 was $41 billion and $35 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	2023	2022	2023	2022
Foreign exchange	$93	$(3)	$61	$(21)
Interest	(34)	138	(31)	159
Commodity	149	(57)	125	(267)
Net investment	122	(120)	—	—
Total	$330	$(42)	$155	$(129)
(a)Foreign exchange derivative losses/gains are included in net revenue and cost of sales. Interest rate derivative losses/gains on cross-currency interest rate swaps are included in selling, general and administrative expenses. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.

Based on current market conditions, we expect to reclassify net losses of $112 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	2023			2022
	Cost of Sales	Selling, general and administrative expenses	Total	Cost of Sales	Selling, general and administrative expenses	Total
Foreign exchange	$(1)	$41	$40	$—	$(58)	$(58)
Commodity	39	33	72	(8)	(171)	(179)
Total	$38	$74	$112	$(8)	$(229)	$(237)
Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2023		2022		2021
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.59		$6.45		$5.51
Net income available for PepsiCo common shareholders	$9,074	1,376	$8,910	1,380	$7,618	1,382
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	7	—	7	—	7
Diluted	$9,074	1,383	$8,910	1,387	$7,618	1,389
Diluted net income attributable to PepsiCo per common share	$6.56		$6.42		$5.49
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 3 million for the year ended December 30, 2023 and immaterial for the years ended December 31, 2022 and December 25, 2021.

Note 11 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment		Cash Flow Hedges	Pension and Retiree Medical	Available-for-sale debt securities and other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 26, 2020 (b)	$(11,940)		$4	$(3,520)	$(20)	$(15,476)
Other comprehensive (loss)/income before reclassifications (c)	(340)		248	702	22	632
Amounts reclassified from accumulated other comprehensive loss	18		(48)	299	—	269
Net other comprehensive (loss)/income	(322)		200	1,001	22	901
Tax amounts	(47)		(45)	(231)	—	(323)
Balance as of December 25, 2021 (b)	(12,309)		159	(2,750)	2	(14,898)
Other comprehensive (loss)/income before reclassifications (d)	(603)		(78)	48	8	(625)
Amounts reclassified from accumulated other comprehensive loss	—		(129)	440	—	311
Net other comprehensive (loss)/income	(603)		(207)	488	8	(314)
Tax amounts	(36)		49	(99)	(4)	(90)
Balance as of December 31, 2022 (b)	(12,948)		1	(2,361)	6	(15,302)
Other comprehensive (loss)/income before reclassifications (e)	(442)		(188)	(493)	608	(515)
Amounts reclassified from accumulated other comprehensive loss	108		146	37	—	291
Net other comprehensive (loss)/income	(334)	Ye	(42)	(456)	608	(224)
Tax amounts	27		10	98	(143)	(8)
Balance as of December 30, 2023 (b)	$(13,255)		$(31)	$(2,719)	$471	$(15,534)
(a)The changes primarily represent fair value increases in available-for-sale debt securities, including our investment in Celsius convertible preferred stock in 2023. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,514 million as of December 26, 2020, $1,283 million as of December 25, 2021, $1,184 million as of December 31, 2022 and $1,282 million as of December 30, 2023.
(c)Currency translation adjustment primarily reflects depreciation of the Turkish lira, Swiss franc and Mexican peso.
(d)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and British pound sterling.
(e)Currency translation adjustment primarily reflects depreciation of the Russian ruble and South African rand, partially offset by the appreciation of the Mexican peso.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2023	2022	2021
Currency translation:
Divestitures	$108	$—	$18	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(3)	$(11)	$6	Net revenue
Foreign exchange contracts	64	(10)	76	Cost of sales
Interest rate derivatives	(40)	159	64	Selling, general and administrative expenses
Commodity contracts	126	(252)	(190)	Cost of sales
Commodity contracts	(1)	(15)	(4)	Selling, general and administrative expenses
Net losses/(gains) before tax	146	(129)	(48)
Tax amounts	(39)	23	11
Net losses/(gains) after tax	$107	$(106)	$(37)

Pension and retiree medical items:
Amortization of net prior service credit	$(33)	$(37)	$(44)	Other pension and retiree medical benefits income
Amortization of net losses	56	164	289	Other pension and retiree medical benefits income
Settlement/curtailment losses	14	313	54	Other pension and retiree medical benefits income
Net losses before tax	37	440	299
Tax amounts	(7)	(80)	(65)
Net losses after tax	$30	$360	$234

Total net losses reclassified for the year, net of tax	$245	$254	$215
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

Components of lease cost are as follows:

	2023	2022	2021
Operating lease cost (a)	$666	$585	$563
Variable lease cost (b)	$146	$115	$112
Short-term lease cost (c)	$582	$510	$469
(a)Includes right-of-use asset amortization of $570 million, $517 million, and $505 million in 2023, 2022, and 2021, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
In 2023, 2022 and 2021, we recognized gains of $52 million, $175 million and $42 million, respectively, on sale-leaseback transactions with terms under five years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2023	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$655	$573	$567
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,088	$871	$934
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2023	2022
Right-of-use assets	Other assets	$2,905	$2,373
Current lease liabilities	Accounts payable and other current liabilities	$556	$483
Non-current lease liabilities	Other liabilities	$2,400	$1,933
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2023	2022	2021
Weighted-average remaining lease term	7 years	7 years	7 years
Weighted-average discount rate	4%	3%	3%
Maturities of lease liabilities by year for our operating leases are as follows:

2024	$663
2025	569
2026	493
2027	406
2028	328
2029 and beyond	972
Total lease payments	3,431
Less: Imputed interest	475
Present value of lease liabilities	$2,956
Finance leases were not material as of December 30, 2023, December 31, 2022 and December 25, 2021.
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
(a)Includes $186 million of deferred tax expense related to the recognition of our investment in TBG.
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
The Juice Transaction did not meet the criteria to be classified as discontinued operations. As of December 30, 2023 and December 31, 2022, there were no amounts classified as held for sale.
In the year ended December 30, 2023, we recognized impairment charges related to our TBG investment. See Notes 1 and 9 for further information.

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
A summary of our acquisition and divestiture-related charges is as follows:

	2023	2022	2021
FLNA	$—	$—	$2
PBNA	16	51	11
Europe (a)	(2)	14	8
AMESA	2	3	10
APAC	—	—	4
Corporate (b)	25	6	(39)
Total (c)	41	74	(4)
Other pension and retiree medical benefits expense	—	6	—
Total acquisition and divestiture-related charges	$41	$80	$(4)
After-tax amount (d)	$23	$66	$(27)
Impact on net income attributable to PepsiCo per common share	$(0.02)	$(0.05)	$0.02
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.
(b)Income amount primarily relates to the acceleration payment made in the fourth quarter of 2021 under the contingent consideration arrangement associated with our acquisition of Rockstar, which is partially offset by divestiture-related charges associated with the Juice Transaction.
(c)Primarily recorded in selling, general and administrative expenses.
(d)The amount in 2021 includes a tax benefit related to contributions to socioeconomic programs in South Africa.
Note 14 — Supply Chain Financing Arrangements
As part of our evolving market practices, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers generally range from 60 to 90 days, which we deem to be commercially reasonable. We will continue to monitor economic conditions and market practice working with our suppliers to adjust as necessary. We also maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. Supplier participation in these financing arrangements is voluntary. Our suppliers negotiate their financing agreements directly with the respective global financial institutions and we are not a party to these agreements. These financing arrangements allow participating suppliers to leverage PepsiCo’s creditworthiness in establishing credit spreads and associated costs, which generally provides our suppliers with more favorable terms than they would be able to secure on their own. Neither PepsiCo nor any of its subsidiaries provide any guarantees to any third party in connection with these financing arrangements. We have no economic interest in our suppliers’ decision to participate in these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within accounts payable and other current liabilities in our consolidated balance sheet. As of both December 30, 2023 and December 31, 2022, $1.7 billion of our accounts payable are to suppliers participating in these financing arrangements.

Note 15 — Supplemental Financial Information
Balance Sheet

		2023	2022	2021
Accounts and notes receivable (a)
Trade receivables		$8,675	$8,192
Other receivables		2,315	2,121
Total		10,990	10,313
Allowance, beginning of year		150	147	$201
Net amounts charged to expense (b)		55	21	(19)
Deductions (c)		(26)	(12)	(25)
Other (d)		(4)	(6)	(10)
Allowance, end of year		175	150	$147
Accounts and notes receivable, net		$10,815	$10,163

Property, plant and equipment, net	Average Useful Life (Years)
Land		$1,159	$1,142
Buildings and improvements	15 - 44	11,579	10,816
Machinery and equipment, including fleet and software	5 - 15	36,006	33,335
Construction in progress		5,695	4,491
		54,439	49,784
Accumulated depreciation		(27,400)	(25,493)
Property, plant and equipment, net (e)		$27,039	$24,291
Depreciation expense		$2,714	$2,523	$2,484

Other assets
Noncurrent notes and accounts receivable		$200	$202
Deferred marketplace spending		103	123
Pension plans (f)		1,057	948
Right-of-use assets (g)		2,905	2,373
Other investments (h)		1,616	813
Other		780	833
Total		$6,661	$5,292

Accounts payable and other current liabilities
Accounts payable (i)		$11,635	$10,732
Accrued marketplace spending		3,523	3,637
Accrued compensation and benefits		2,687	2,519
Dividends payable		1,767	1,610
Current lease liabilities (g)		556	483
Other current liabilities (j)		4,969	4,390
Total		$25,137	$23,371
(a)Increase primarily reflects strong revenue performance across much of our portfolio in 2023.
(b)2021 includes reductions in allowance for expected credit losses related to COVID-19 pandemic recorded in 2020.
(c)Includes accounts written off.
(d)Includes adjustments related primarily to currency translation and other adjustments.
(e)Change is driven by increase in capital spending, partially offset by depreciation.
(f)See Note 7 for further information.
(g)See Note 12 for further information.
(h)Increase in 2023 primarily reflects unrealized pre-tax gains on our investment in Celsius convertible preferred stock. See Note 9 for further information.
(i)Increase reflects higher capital expenditures and commodity costs in 2023.
(j)Increase primarily reflects change in income tax provision. See Note 5 for further information.

Statement of Cash Flows

	2023	2022	2021
Interest paid (a)	$1,401	$1,043	$1,184
Income taxes paid, net of refunds (b)	$2,532	$2,766	$1,933
(a)2022 excludes the premiums paid in accordance with the debt transactions. 2021 excludes the charge related to cash tender offers. See Note 8 for further information.
(b)In each of 2023, 2022 and 2021, includes tax payments of $309 million related to the TCJ Act.

Supplemental Non-Cash Activity

	2023	2022	2021
Debt discharged via legal defeasance	$94	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement:

	2023	2022
Cash and cash equivalents	$9,711	$4,954
Restricted cash included in other assets (a)	50	146
Total cash and cash equivalents and restricted cash	$9,761	$5,100

(a)Primarily relates to collateral posted against certain of our derivative positions.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Carrying value of certain reacquired and acquired franchise rights and SodaStream goodwill
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment testing of its goodwill and other indefinite-lived intangible assets on an annual basis during the third quarter of each fiscal year or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. The carrying value of other indefinite-lived intangible assets as of December 30, 2023 was $13.7 billion, which represents 13.7% of total assets, and includes certain PepsiCo Beverages North America’s (PBNA) reacquired and acquired franchise rights, which had a carrying value of $8.7 billion as of December 30, 2023. The carrying value of goodwill as of December 30, 2023 was $17.7 billion, which represents 17.6% of total assets, and includes goodwill related to the SodaStream reporting unit in Europe.
We identified the assessment of the carrying value of PBNA’s reacquired and acquired franchise rights and SodaStream goodwill in Europe as a critical audit matter. The impairment analysis of these indefinite-lived intangible assets required significant auditor judgment to evaluate the Company’s forecasted revenue and profitability levels, including the expected long-term growth rates and the selection of the discount rates to be applied to the projected cash flows. Significant auditor judgment was necessary to assess the subjective and uncertain impact of competitive operating and macroeconomic factors on future levels of revenue, operating profit and cash flows.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill and other indefinite-lived intangible assets impairment process, including controls related to the development of forecasted revenue, profitability levels, expected long-term growth rates, and selection of the discount rates to be applied to the projected cash flows used to estimate the fair value of the goodwill and other indefinite-lived intangible assets. We also evaluated the sensitivity of the Company’s conclusion related to changes in assumptions, including the assessment of changes in assumptions from prior periods. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted results to actual results. We compared forecasted revenue and profitability levels in the cash flow projections used in the impairment tests with available external industry data and other internal information. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the long-term growth rates used in the impairment tests by comparing against economic data and information specific to the respective assets, including projected long-term nominal Gross Domestic Product growth in the respective local countries, and (2) the discount rates used in the impairment tests by comparing them against discount rates that were independently developed using publicly available market data, including that of comparable companies.
Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 30, 2023, the Company recorded reserves for unrecognized tax benefits of $2.1 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
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
February 8, 2024

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
Direct-Store-Delivery (DSD): delivery system used by us, our independent bottlers and our distributors to deliver beverages and convenient foods directly to retail stores where our products are merchandised.
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
NCB: non-carbonated beverage.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth quarter of 2023, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During 2023, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.
Item 9B. Other Information.
During the 16 weeks ended December 30, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 30, 2023 (the 2024 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2024 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2024 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2024 Proxy Statement under the captions “2023 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2024 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2024 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
Consolidated Statement of Comprehensive Income – Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
Consolidated Statement of Cash Flows – Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
Consolidated Balance Sheet – December 30, 2023 and December 31, 2022
Consolidated Statement of Equity – Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021
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

4.25
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

4.27
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

4.31
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

4.33
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

4.35
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.36
Form of 2.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.37
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

4.43
Form of 0.250% Senior Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.44
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.45
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.46
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.47
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.48
Form of 0.750% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2021.

4.49
Form of 1.950% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.50
Form of 2.625% Senior Note due 2041, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.51
Form of 2.750% Senior Note due 2051, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.52
Form of 3.600% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.53
Form of 4.200% Senior Note due 2052, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.54
Form of 3.900% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.55
Form of 3.200% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.56
Form of 3.550% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.57
Form of Floating Rate Note due 2026, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.58
Form of 4.550% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.59
Form of 4.450% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.60
Form of 4.450% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.61
Form of 4.650% Senior Note due 2053, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.62
Form of Floating Rate Note due 2024, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2023.

4.63
Form of 5.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2023.

4.64
Form of 5.125% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2023.

4.65
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 3.600% Senior Notes due 2024, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 2.750% Senior Notes due 2025, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Notes due 2028, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the 4.000% Senior Notes due 2047, the 2.150% Senior Notes due 2024, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.250% Senior Notes due 2025, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 1.625% Senior Notes due 2030, the 0.250% Senior Notes due 2024, the 0.500% Senior Notes due 2028, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, the 1.050% Senior Notes due 2050, the 0.750% Senior Notes due 2033, the 1.950% Senior Notes due 2031, the 2.625% Senior Notes due 2041, the 2.750% Senior Notes due 2051, the 3.600% Senior Notes due 2028, the 4.200% Senior Notes due 2052, the 3.900% Senior Notes due 2032, the 3.200% Senior Notes due 2029, the 3.550% Senior Notes due 2034, the Floating Rate Notes due 2026, the 4.550% Senior Notes due 2026, the 4.450% Senior Notes due 2028, the 4.450% Senior Notes due 2033, the 4.650% Senior Notes due 2053, the Floating Rate Notes due 2024, the 5.250% Senior Notes due 2025 and the 5.125% Senior Notes due 2026, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.66
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

4.67
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

4.68
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

4.69
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.70	Description of Securities.

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

10.6	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2023 (with additional amendments through December 31, 2023).*
10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2023.*
10.8
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.9
PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of January 1, 2022, which is incorporated herein by reference to Exhibit 10.9 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.*

10.10	PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), as amended and restated effective as of January 1, 2023.*
10.11	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2023.*
10.12
PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2020, which is incorporated by reference to Exhibit 10.25 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.13	PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2023.*
10.14	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
10.15
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017), which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.16
PepsiCo, Inc. Executive Incentive Compensation Plan (as amended and restated effective February 4, 2021), which is incorporated by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.*

10.17
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.35 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.18
2020 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2020.*

10.19
2021 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2021.*

10.20
2022 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2022.*

10.21
2023 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2023.*

10.22	2020 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units / Performance Stock Units).*
10.23	2021 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units).*
10.24	2023 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units).*
21	Subsidiaries of PepsiCo, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	PepsiCo, Inc. Compensation Recovery Policy for Covered Executives.
99.1
364-Day Credit Agreement, dated as of May 26, 2023, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023.

99.2
Five-Year Credit Agreement, dated as of May 26, 2023, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023.

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 8, 2024

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 8, 2024
Ramon L. Laguarta	and Chief Executive Officer
/s/ James T. Caulfield	Executive Vice President	February 8, 2024
James T. Caulfield	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 8, 2024
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 8, 2024
Segun Agbaje
/s/ Jennifer Bailey	Director	February 8, 2024
Jennifer Bailey
/s/ Cesar Conde	Director	February 8, 2024
Cesar Conde
/s/ Ian M. Cook	Director	February 8, 2024
Ian M. Cook
/s/ Edith W. Cooper	Director	February 8, 2024
Edith W. Cooper
/s/ Susan M. Diamond	Director	February 8, 2024
Susan M. Diamond
/s/ Dina Dublon	Director	February 8, 2024
Dina Dublon
/s/ Michelle Gass	Director	February 8, 2024
Michelle Gass
/s/ Dave J. Lewis	Director	February 8, 2024
Dave J. Lewis
/s/ David C. Page	Director	February 8, 2024
David C. Page
/s/ Robert C. Pohlad	Director	February 8, 2024
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 8, 2024
Daniel Vasella
/s/ Darren Walker	Director	February 8, 2024
Darren Walker
/s/ Alberto Weisser	Director	February 8, 2024
Alberto Weisser