Form 10-Q
period 2024-03-23
PEPSICO INC
filed 2024-04-23
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2024 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 16, 2024 was 1,374,785,980.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/23/2024	3/25/2023
Net Revenue	$18,250	$17,846
Cost of sales	8,248	7,988
Gross profit	10,002	9,858
Selling, general and administrative expenses	7,285	7,229
Operating Profit	2,717	2,629
Other pension and retiree medical benefits income	58	61
Net interest expense and other	(202)	(200)
Income before income taxes	2,573	2,490
Provision for income taxes	520	546
Net income	2,053	1,944
Less: Net income attributable to noncontrolling interests	11	12
Net Income Attributable to PepsiCo	$2,042	$1,932
Net Income Attributable to PepsiCo per Common Share
Basic	$1.49	$1.40
Diluted	$1.48	$1.40
Weighted-average common shares outstanding
Basic	1,375	1,378
Diluted	1,380	1,384

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2024	3/25/2023
Net income	$2,053	$1,944
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	(182)	(235)
Net change on cash flow hedges	3	(59)
Net pension and retiree medical adjustments	11	(4)
Net change on available-for-sale debt securities and other	523	(1)
	355	(299)
Comprehensive income	2,408	1,645
Less: Comprehensive income attributable to noncontrolling interests	11	12
Comprehensive Income Attributable to PepsiCo	$2,397	$1,633

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2024	3/25/2023
Operating Activities
Net income	$2,053	$1,944
Depreciation and amortization	641	590
Impairment and other charges/(credits)	—	(13)
Product recall-related impact	167	—
Cash payments for product recall-related impact	(108)	—
Operating lease right-of-use asset amortization	127	116
Share-based compensation expense	97	93
Restructuring and impairment charges	96	112
Cash payments for restructuring charges	(60)	(64)
Pension and retiree medical plan expense	31	30
Pension and retiree medical plan contributions	(218)	(175)
Deferred income taxes and other tax charges and credits	116	78
Change in assets and liabilities:
Accounts and notes receivable	(96)	(348)
Inventories	(291)	(542)
Prepaid expenses and other current assets	(342)	(288)
Accounts payable and other current liabilities	(3,408)	(2,259)
Income taxes payable	222	290
Other, net	(68)	44
Net Cash Used for Operating Activities	(1,041)	(392)

Investing Activities
Capital spending	(614)	(581)
Sales of property, plant and equipment	7	19
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(6)	(16)
Other divestitures, sales of investments in noncontrolled affiliates and other assets	53	85
Short-term investments, by original maturity:
More than three months - purchases	—	(158)
More than three months - maturities	—	100
Three months or less, net	8	19
Other investing, net	(10)	—
Net Cash Used for Investing Activities	(562)	(532)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2024	3/25/2023
Financing Activities
Proceeds from issuances of long-term debt	$1,761	$2,986
Payments of long-term debt	(1,252)	(1,251)
Short-term borrowings, by original maturity:
More than three months - proceeds	2,313	393
More than three months - payments	(1,631)	(1)
Three months or less, net	774	491
Cash dividends paid	(1,767)	(1,608)
Share repurchases	(146)	(160)
Proceeds from exercises of stock options	66	46
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(108)	(116)
Other financing	—	(3)
Net Cash Provided by Financing Activities	10	777
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(38)	(116)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,631)	(263)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,761	5,100
Cash and Cash Equivalents and Restricted Cash, End of Period	$8,130	$4,837

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$259	$213

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/23/2024	12/30/2023
ASSETS
Current Assets
Cash and cash equivalents	$8,047	$9,711
Short-term investments	303	292
Accounts and notes receivable, less allowance ($180 and $175, respectively)	10,938	10,815
Inventories:
Raw materials and packaging	2,465	2,388
Work-in-process	97	104
Finished goods	3,007	2,842
	5,569	5,334
Prepaid expenses and other current assets	1,148	798
Total Current Assets	26,005	26,950
Property, plant and equipment	54,510	54,439
Accumulated depreciation	(27,718)	(27,400)
Property, Plant and Equipment, net	26,792	27,039
Amortizable Intangible Assets, net	1,173	1,199
Goodwill	17,646	17,728
Other Indefinite-Lived Intangible Assets	13,680	13,730
Investments in Noncontrolled Affiliates	2,734	2,714
Deferred Income Taxes	4,444	4,474
Other Assets	7,566	6,661
Total Assets	$100,040	$100,495

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$8,161	$6,510
Accounts payable and other current liabilities	22,073	25,137
Total Current Liabilities	30,234	31,647
Long-Term Debt Obligations	37,707	37,595
Deferred Income Taxes	4,087	3,895
Other Liabilities	8,822	8,721
Total Liabilities	80,850	81,858
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,375 and 1,374 shares, respectively)	23	23
Capital in excess of par value	4,132	4,261
Retained earnings	70,331	70,035
Accumulated other comprehensive loss	(15,179)	(15,534)
Repurchased common stock, in excess of par value (492 and 493 shares, respectively)	(40,260)	(40,282)
Total PepsiCo Common Shareholders’ Equity	19,047	18,503
Noncontrolling interests	143	134
Total Equity	19,190	18,637
Total Liabilities and Equity	$100,040	$100,495

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/23/2024		3/25/2023
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,374	$23	1,377	$23
Change in repurchased common stock	1	—	1	—
Balance, end of period	1,375	23	1,378	23
Capital in Excess of Par Value
Balance, beginning of period		4,261		4,134
Share-based compensation expense		92		94
Stock option exercises, RSUs and PSUs converted		(113)		(116)
Withholding tax on RSUs and PSUs converted		(108)		(116)
Balance, end of period		4,132		3,996
Retained Earnings
Balance, beginning of period		70,035		67,800
Net income attributable to PepsiCo		2,042		1,932
Cash dividends declared (a)		(1,746)		(1,590)
Balance, end of period		70,331		68,142
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,534)		(15,302)
Other comprehensive income/(loss) attributable to PepsiCo		355		(299)
Balance, end of period		(15,179)		(15,601)
Repurchased Common Stock
Balance, beginning of period	(493)	(40,282)	(490)	(39,506)
Share repurchases	(1)	(158)	(1)	(174)
Stock option exercises, RSUs and PSUs converted	2	179	2	162
Other	—	1	—	—
Balance, end of period	(492)	(40,260)	(489)	(39,518)
Total PepsiCo Common Shareholders’ Equity		19,047		17,042
Noncontrolling Interests
Balance, beginning of period		134		124
Net income attributable to noncontrolling interest		11		12
Distributions to noncontrolling interests		(1)		(1)
Other, net		(1)		(2)
Balance, end of period		143		133
Total Equity		$19,190		$17,175

(a)Cash dividends declared per common share were $1.265 and $1.15 for the 12 weeks ended March 23, 2024 and March 25, 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 30, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (2023 Form 10-K). This report should be read in conjunction with our 2023 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 23, 2024 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 23, 2024 and March 25, 2023.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from volatile geopolitical conditions and the high interest rate and inflationary cost environment has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
Net revenue of each division is as follows:

	12 Weeks Ended
	3/23/2024	3/25/2023
FLNA	$5,676	$5,583
QFNA	593	777
PBNA	5,874	5,798
LatAm	2,067	1,777
Europe	1,936	1,886
AMESA	1,040	1,019
APAC	1,064	1,006
Total	$18,250	$17,846
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	3/23/2024		3/25/2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	9%	91%	9%	91%
Europe	45%	55%	46%	54%
AMESA	32%	68%	31%	69%
APAC	15%	85%	15%	85%
PepsiCo	41%	59%	41%	59%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, was 35% and 36% of our consolidated net revenue in the 12 weeks ended March 23, 2024 and March 25, 2023, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

Operating profit/(loss) of each division is as follows:

	12 Weeks Ended
	3/23/2024	3/25/2023
FLNA	$1,554	$1,599
QFNA (a)	(49)	188
PBNA	510	483
LatAm	485	364
Europe	202	71
AMESA	152	168
APAC	233	227
Total divisions	3,087	3,100
Corporate unallocated expenses	(370)	(471)
Total	$2,717	$2,629
(a)In the 12 weeks ended March 23, 2024, operating loss included a pre-tax charge of $167 million ($128 million after-tax or $0.09 per share) in cost of sales for property, plant and equipment write-offs, employee severance costs and other costs associated with a previously announced voluntary recall of certain bars and cereals in our QFNA division (Quaker Recall).
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. We adopted the guidance in the first quarter of 2023, except for the rollforward, which is effective for the current fiscal year 2024. We will adopt the rollforward guidance when it becomes effective in our 2024 annual reporting, on a prospective basis. See Note 12 for disclosures currently required under this guidance.
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

In November 2023, the FASB issued guidance to enhance disclosure of expenses of a public entity’s reportable segments. The new guidance requires a public entity to disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) on an annual and interim basis, an amount for other segment items (the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), including a description of its composition, (3) on an annual and interim basis, information about a reportable segment’s profit or loss and assets previously required to be disclosed only on an annual basis, and (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The guidance is effective for the current fiscal year 2024 annual reporting, and in the first quarter of 2025 for interim period reporting, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. We will adopt the guidance when it becomes effective in our 2024 annual reporting.
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that leverages new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	10%	1%	30%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/23/2024	3/25/2023
Cost of sales	$6	$3
Selling, general and administrative expenses	83	110
Other pension and retiree medical benefits expense/(income) (a)	7	(1)
Total restructuring and impairment charges	$96	$112
After-tax amount	$76	$98
Impact on net income attributable to PepsiCo per common share	$(0.05)	$(0.07)

	12 Weeks Ended		Plan to Date
	3/23/2024	3/25/2023	through 3/23/2024
FLNA	$22	$7	$274
QFNA	4	—	23
PBNA	10	5	277
LatAm	5	5	205
Europe	18	89	584
AMESA	—	5	97
APAC	—	1	85
Corporate	30	1	347
	89	113	1,892
Other pension and retiree medical benefits expense/(income) (a)	7	(1)	104
Total	$96	$112	$1,996
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		Plan to Date
	3/23/2024	3/25/2023	through 3/23/2024
Severance and other employee costs	$72	$92	$1,122
Asset impairments	1	—	193
Other costs	23	20	681
Total	$96	$112	$1,996
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 23, 2024 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2023	$188	$—	$9	$197
2024 restructuring charges	72	1	23	96
Cash payments	(39)	—	(21)	(60)
Non-cash charges and translation	(5)	(1)	(1)	(7)
Liability as of March 23, 2024	$216	$—	$10	$226
Substantially all of the restructuring accrual at March 23, 2024 is expected to be paid by the end of 2024.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/23/2024			12/30/2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$835	$(216)	$619	$840	$(214)	$626
Customer relationships	553	(267)	286	560	(265)	295
Brands	1,086	(987)	99	1,093	(989)	104
Other identifiable intangibles	445	(276)	169	449	(275)	174
Total	$2,919	$(1,746)	$1,173	$2,942	$(1,743)	$1,199

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/30/2023	Translation and Other	Balance 3/23/2024

FLNA
Goodwill	$453	$(2)	$451
Brands	251	—	251
Total	704	(2)	702
QFNA
Goodwill	189	—	189
Total	189	—	189
PBNA
Goodwill	11,961	(10)	11,951
Reacquired franchise rights	7,114	(18)	7,096
Acquired franchise rights	1,737	(3)	1,734
Brands	2,508	—	2,508
Total	23,320	(31)	23,289
LatAm
Goodwill	460	(8)	452
Brands	82	(1)	81
Total	542	(9)	533
Europe
Goodwill	3,166	(30)	3,136
Reacquired franchise rights	419	(6)	413
Acquired franchise rights	154	(4)	150
Brands	1,124	(7)	1,117
Total	4,863	(47)	4,816
AMESA
Goodwill	991	(22)	969
Brands	137	(5)	132
Total	1,128	(27)	1,101
APAC
Goodwill	508	(10)	498
Brands	204	(6)	198
Total	712	(16)	696

Total goodwill	17,728	(82)	17,646
Total reacquired franchise rights	7,533	(24)	7,509
Total acquired franchise rights	1,891	(7)	1,884
Total brands	4,306	(19)	4,287
Total	$31,458	$(132)	$31,326

Note 5 - Income Taxes
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation enacted as of March 23, 2024 did not have a material impact on our financial statements for the 12 weeks ended March 23, 2024 and is not expected to have a material impact on our 2024 financial statements.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended
	3/23/2024	3/25/2023
Share-based compensation expense – equity awards	$97	$93
Share-based compensation expense – liability awards	5	6
Restructuring charges	(5)	1
Total	$97	$100
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/23/2024		3/25/2023
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.8	$164.25	2.0	$171.00
RSUs and PSUs	2.3	$164.25	2.1	$171.00
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million for both the 12 weeks ended March 23, 2024 and March 25, 2023.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/23/2024	3/25/2023
Expected life	7 years	7 years
Risk-free interest rate	4.2%	4.2%
Expected volatility	16%	16%
Expected dividend yield	2.9%	2.7%

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/23/2024	3/25/2023	3/23/2024	3/25/2023	3/23/2024	3/25/2023
Service cost	$80	$76	$9	$8	$7	$6
Other pension and retiree medical benefits income:
Interest cost	135	137	27	25	7	8
Expected return on plan assets	(201)	(197)	(39)	(35)	(3)	(3)
Amortization of prior service credits	(6)	(6)	—	—	(1)	(1)
Amortization of net losses/(gains)	18	16	4	2	(6)	(6)
Special termination benefits	7	(1)	—	—	—	—
Total other pension and retiree medical benefits income	(47)	(51)	(8)	(8)	(3)	(2)
Total	$33	$25	$1	$—	$4	$4
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
In the 12 weeks ended March 23, 2024 and March 25, 2023, we made discretionary contributions of $150 million and $125 million, respectively, to our U.S. qualified defined benefit plans, and $27 million and $17 million, respectively, to our international defined benefit plans.
Note 8 - Debt Obligations
In the 12 weeks ended March 23, 2024, we issued, through our wholly-owned consolidated finance subsidiary, PepsiCo Singapore Financing I Pte. Ltd., the following notes:(a)

Interest Rate	Maturity Date	Principal Amount(b)
Floating rate	February 2027	$300
4.650%	February 2027	$550
4.550%	February 2029	$450
4.700%	February 2034	$450
(a)PepsiCo Singapore Financing I Pte. Ltd. is a finance subsidiary and has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the notes and any other notes that may be issued in the future. The notes are fully and unconditionally guaranteed by PepsiCo, Inc. on a senior unsecured basis and may be assumed at any time by PepsiCo, Inc. as the primary and sole obligor.
(b)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 12 weeks ended March 23, 2024, $1.3 billion of U.S. dollar-denominated senior notes matured and were paid.
As of March 23, 2024, we had $3.6 billion of commercial paper outstanding, excluding discounts.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 12 weeks ended March 23, 2024 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2023 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 23, 2024 was $178 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 23, 2024.
The notional amounts of our financial instruments used to hedge the above risks as of March 23, 2024 and December 30, 2023 are as follows:

	Notional Amounts(a)
	3/23/2024	12/30/2023
Commodity	$1.5	$1.7
Foreign exchange	$3.9	$3.8
Interest rate	$1.3	$1.3
Net investment (b)	$3.0	$3.0
(a)In billions.
(b)The total notional amount of our net investment hedges consists of non-derivative debt instruments.
As of March 23, 2024, approximately 12% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to 9% as of December 30, 2023.
Debt Securities
Held-to-Maturity
As of March 23, 2024, we had no investments in held-to-maturity debt securities. As of December 30, 2023, we had $309 million of investments in commercial paper held-to-maturity debt securities recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 30, 2023, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
There were no impairment charges related to investments in available-for-sale debt securities in both the 12 weeks ended March 23, 2024 and March 25, 2023. Related to our Level 3 (significant unobservable inputs) investment in Celsius Holdings, Inc. (Celsius), we recorded an unrealized gain of $691 million in other comprehensive income during the 12 weeks ended March 23, 2024. There were no Level 3 investments during the 12 weeks ended March 25, 2023.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of March 23, 2024 and December 30, 2023 are categorized as follows:

		3/23/2024		12/30/2023
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2,3	$2,027	$—	$1,334	$—
Index funds (c)	1	$303	$—	$292	$—
Prepaid forward contracts (d)	2	$13	$—	$13	$—
Deferred compensation (e)	2	$—	$491	$—	$477
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$9	$16	$3	$31
Interest rate (f)	2	—	155	5	135
Commodity (g)	2	4	26	10	24
		$13	$197	$18	$190
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$8	$17	$33	$38
Commodity (g)	2	7	7	5	13
		$15	$24	$38	$51
Total derivatives at fair value (h)		$28	$221	$56	$241
Total		$2,371	$712	$1,695	$718
(a)Fair value hierarchy levels are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 in both years. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Includes Level 2 assets of $180 million and Level 3 assets of $1,847 million as of March 23, 2024, and Level 2 assets of $178 million and Level 3 assets of $1,156 million as of December 30, 2023. As of March 23, 2024 and December 30, 2023, $2,027 million and $1,334 million were classified as other assets, respectively. The fair values of our Level 2 investments approximate the transaction price and any accrued returns, as well as the amortized cost. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.1% based on Celsius’ estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of March 23, 2024 and December 30, 2023 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of March 23, 2024 and December 30, 2023 was $42 billion and $41 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.

Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	3/23/2024	3/25/2023	3/23/2024	3/25/2023
Foreign exchange	$(14)	$16	$9	$1
Interest rate	25	11	24	3
Commodity	39	65	21	9
Net investment	(52)	37	—	—
Total	$(2)	$129	$54	$13
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
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	3/23/2024			3/25/2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$—	$18	$18	$(1)	$(5)	$(6)
Commodity	(1)	(25)	(26)	31	50	81
Total	$(1)	$(7)	$(8)	$30	$45	$75
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/23/2024		3/25/2023
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.49		$1.40
Net income available for PepsiCo common shareholders	$2,042	1,375	$1,932	1,378
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	5	—	6
Diluted	$2,042	1,380	$1,932	1,384
Diluted net income attributable to PepsiCo per common share	$1.48		$1.40
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 5 million and 3 million for the 12 weeks ended March 23, 2024 and March 25, 2023, respectively.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-sale debt securities and other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2023 (b)	$(13,255)	$(31)	$(2,719)	$471	$(15,534)
Other comprehensive (loss)/income before reclassifications (c)	(168)	(47)	4	685	474
Amounts reclassified from accumulated other comprehensive loss	—	51	9	—	60
Net other comprehensive (loss)/income	(168)	4	13	685	534
Tax amounts	(14)	(1)	(2)	(162)	(179)
Balance as of March 23, 2024 (b)	$(13,437)	$(28)	$(2,708)	$994	$(15,179)
(a)The changes primarily represent fair value increases in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023 and $1,280 million as of March 23, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-sale debt securities and other	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2022 (a)	$(12,948)	$1	$(2,361)	$6	$(15,302)
Other comprehensive loss before reclassifications (b)	(350)	(92)	(9)	(1)	(452)
Amounts reclassified from accumulated other comprehensive loss (c)	108	13	5	—	126
Net other comprehensive loss	(242)	(79)	(4)	(1)	(326)
Tax amounts	7	20	—	—	27
Balance as of March 25, 2023 (a)	$(13,183)	$(58)	$(2,365)	$5	$(15,601)
(a)Pension and retiree medical amounts are net of taxes of $1,184 million as of both December 31, 2022 and March 25, 2023.
(b)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and Russian ruble.
(c)Release of currency translation adjustment is in relation to the sale of a non-strategic brand and an investment within our AMESA division.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/23/2024	3/25/2023	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$—	$108	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$—	$(2)	Net revenue
Foreign exchange contracts	9	3	Cost of sales
Interest rate derivatives	21	3	Selling, general and administrative expenses
Commodity contracts	21	10	Cost of sales
Commodity contracts	—	(1)	Selling, general and administrative expenses
Net losses before tax	51	13
Tax amounts	(13)	(4)
Net losses after tax	$38	$9

Pension and retiree medical items:
Amortization of prior service credits	$(7)	$(7)	Other pension and retiree medical benefits income
Amortization of net losses	16	12	Other pension and retiree medical benefits income
Net losses before tax	9	5
Tax amounts	(2)	(1)
Net losses after tax	$7	$4

Total net losses reclassified, net of tax	$45	$121
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of March 23, 2024 and December 30, 2023, $1.6 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2023 Form 10-K.
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

Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our 2023 Form 10-K.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: the risks associated with the deadly conflict in Ukraine; future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including continued increased commodity, packaging, transportation, labor and other input costs; political, social or geopolitical conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change and other sustainability matters; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives; deterioration in estimates and underlying assumptions regarding future performance of our business or investments that can result in impairment charges; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2023 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Risks Associated with Commodities and Our Supply Chain
During the 12 weeks ended March 23, 2024, we continued to experience higher operating costs, including on transportation and labor costs, which may continue for the remainder of 2024. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the ongoing conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, have impacted and may continue to impact transportation and labor costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2023 Form 10-K for further information on how we manage our exposure to commodity prices.
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
Risks Associated with International Operations
In the 12 weeks ended March 23, 2024, our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 23, 2024, our operations outside of the United States generated 38% of our consolidated net revenue, with Mexico, Canada, China, Russia, Brazil, the United Kingdom and South Africa comprising approximately 23% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 23, 2024, unfavorable foreign exchange reduced net revenue growth by 0.5 percentage points primarily due to declines in the Russian ruble and Chinese yuan, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations in certain of these international markets (including restrictions on the transfer of funds to and from certain markets), as well as the threat or imposition of new or expanded tariffs, sanctions or export controls have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency devaluation, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 23, 2024 and December 30, 2023 and Note 9 to our consolidated financial statements in our 2023 Form 10-K for a discussion of these items.
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
OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation enacted as of March 23, 2024 is not expected to have a material impact on our 2024 financial statements. More countries are expected to enact similar legislation, with widespread implementation of a global minimum tax by 2025. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by countries and evaluate the potential impact on our business in future periods.
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
Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2023 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial

Results – Volume” included in our 2023 Form 10-K for further information on volume. Unit volume growth adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, unit volume growth excludes the impact of an additional week of results every five or six years (53rd reporting week), where applicable.
We report all of our international operations on a monthly calendar basis. The 12 weeks ended March 23, 2024 and March 25, 2023 include volume outside of North America for the months of January and February.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/23/2024	3/25/2023	Change
Net revenue	$18,250	$17,846	2%
Operating profit	$2,717	$2,629	3%
Operating margin	14.9%	14.7%	0.2
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit grew 3% and operating margin improved 0.2 percentage points. Operating profit growth was primarily driven by effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a decline in organic volume and a 5-percentage-point impact of charges associated with the Quaker Recall. Corporate unallocated expenses reflect a 3-percentage-point favorable impact of net mark-to-market gains on commodity derivatives.
Other Consolidated Results

	12 Weeks Ended
	3/23/2024	3/25/2023	Change
Other pension and retiree medical benefits income	$58	$61	$(3)
Net interest expense and other	$202	$200	$2
Tax rate	20.2%	21.9%
Net income attributable to PepsiCo	$2,042	$1,932	6%
Net income attributable to PepsiCo per common share – diluted	$1.48	$1.40	6%
Other pension and retiree medical benefits income decreased $3 million, primarily reflecting the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan, partially offset by the recognition of gains on plan assets and impact of discretionary plan contributions.
Net interest expense and other increased $2 million, primarily due to higher interest rates on debt and higher average debt balances, partially offset by higher average cash balances, higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and higher interest rates on average cash balances.
The reported tax rate decreased 1.7 percentage points, primarily reflecting the favorable impact of reserves for international unrecognized tax benefits recorded in the prior year.

Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 23, 2024 and March 25, 2023.
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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 3/23/2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	2%	—	—	2%	(2)	3
QFNA (c)	(24)%	—	—	(24)%	(22)	(2)
PBNA	1%	—	—	1%	(5)	6
LatAm	16%	(8)	—	8%	(1)	9
Europe	3%	7	—	10%	3	7
AMESA	2%	4	—	7%	5	2
APAC	6%	5	—	11%	12	(1)
Total	2%	0.5	—	3%	(2)	5
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
(c)Net revenue decline was impacted by the Quaker Recall.
Operating Profit/(Loss), Operating Profit/(Loss) Adjusted for Items Affecting Comparability and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit/(loss) adjusted for items affecting comparability and operating profit growth adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For further information on these measures, see “Non-GAAP Measures” and “Items Affecting Comparability.”

Operating Profit/(Loss) and Operating Profit/(Loss) Adjusted for Items Affecting Comparability

	12 Weeks Ended 3/23/2024
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$1,554	$—	$22	$—	$—	$1,576
QFNA	(49)	—	4	—	167	122
PBNA	510	—	10	2	—	522
LatAm	485	—	5	—	—	490
Europe	202	—	18	—	—	220
AMESA	152	—	—	—	—	152
APAC	233	—	—	—	—	233
Corporate unallocated expenses	(370)	(36)	30	—	—	(376)
Total	$2,717	$(36)	$89	$2	$167	$2,939

	12 Weeks Ended 3/25/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,599	$—	$7	$—	$—	$1,606
QFNA	188	—	—	—	—	188
PBNA	483	—	5	2	—	490
LatAm	364	—	5	—	—	369
Europe	71	—	89	—	—	160
AMESA	168	—	5	—	(13)	160
APAC	227	—	1	—	—	228
Corporate unallocated expenses	(471)	71	1	—	—	(399)
Total	$2,629	$71	$113	$2	$(13)	$2,802
(a)See “Items Affecting Comparability” for further information.
(b)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
Operating Profit/(Loss) Performance and Operating Profit/(Loss) Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 3/23/2024
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(3)%	—	1	—	—	—	(2)%	—	(2)%
QFNA	(126)%	—	2	—	—	89	(35)%	—	(35)%
PBNA	5.5%	—	1	—	—	—	7%	—	6%
LatAm	33%	—	(0.5)	—	—	—	33%	(11)	22%
Europe	184%	—	(147)	—	1	—	37%	13	50%
AMESA	(10)%	—	(2)	—	7	—	(5)%	2	(2)%
APAC	3%	—	(1)	—	—	—	2%	5	7%
Corporate unallocated expenses	(22)%	21	(6)	—	—	—	(6)%	—	(6)%
Total	3%	(3)	(1)	—	—	5	5%	—	5%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
Net revenue grew 2%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 2%, primarily driven by mid-single-digit declines in trademark Lay’s and trademark Tostitos, partially offset by mid-single-digit growth in trademark Doritos.
Operating profit decreased 3%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by the effective net pricing and productivity savings.
PBNA
Net revenue increased 1%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume decreased 5%, driven by a 7% decrease in non-carbonated beverage (NCB) volume and a 3% decrease in carbonated soft drink (CSD) volume. The NCB volume decrease primarily reflected a double-digit decrease in Gatorade sports drinks, a high-single-digit decrease in our overall water portfolio and a mid-single-digit decrease in Lipton ready-to-drink teas, partially offset by a double-digit increase in our energy portfolio.
Operating profit increased 5.5%, primarily driven by the effective net pricing, productivity savings and a 10-percentage-point impact of unfavorable insurance adjustments in the prior year. These impacts were partially offset by certain operating cost increases, the decrease in organic volume and a 7-percentage-point impact of higher commodity costs.
QFNA
Net revenue declined 24%, driven by a decrease in organic volume and unfavorable net pricing, both of which were negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 22%, primarily driven by double-digit declines in bars, ready-to-eat cereals, pancake syrup and mix and oatmeal. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit declined 126%, primarily reflecting an 89-percentage-point impact of charges associated with the Quaker Recall, the net revenue performance and certain operating cost increases, partially offset by productivity savings and lower advertising and marketing expenses.
LatAm
Net revenue increased 16%, primarily reflecting effective net pricing and an 8-percentage-point impact of favorable foreign exchange.
Convenient foods unit volume declined 0.5%, primarily reflecting double-digit declines in Peru and Argentina and a mid-single-digit decline in Colombia, partially offset by mid-single-digit growth in Brazil and low-single-digit growth in Mexico.
Beverage unit volume grew 2%, primarily reflecting high-single-digit growth in Brazil and Guatemala and low-single-digit growth in Mexico and Chile, partially offset by a double-digit decline in Colombia and a mid-single-digit decline in Argentina. Additionally, Peru experienced low-single-digit growth.
Operating profit increased 33%, primarily reflecting the effective net pricing, productivity savings, an 11-percentage-point impact of favorable foreign exchange translation and a 4-percentage-point favorable impact of lower commodity costs, largely driven by transaction-related foreign exchange. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

Europe
Net revenue increased 3%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 7-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume increased 2%, primarily reflecting double-digit growth in Russia, mid-single-digit growth in the United Kingdom and high-single-digit growth in Turkey, partially offset by a double-digit decline in France and a slight decline in the Netherlands.
Beverage unit volume grew 7%, primarily reflecting double-digit growth in Russia, Turkey and Germany and high-single-digit growth in the United Kingdom, partially offset by a double-digit decline in France.
Operating profit increased 184%, primarily reflecting a 147-percentage-point favorable impact of lower restructuring charges, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, a 17-percentage-point impact of higher commodity costs, primarily packaging materials, juices and potatoes, largely driven by transaction-related foreign exchange, a 13-percentage-point impact of unfavorable foreign exchange translation, primarily due to weakening of the Russian ruble, and higher advertising and marketing expenses.
AMESA
Net revenue grew 2%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 4.5%, primarily reflecting high-single-digit growth in South Africa, double-digit growth in India and mid-single-digit growth in Pakistan, partially offset by a double-digit decline in the Middle East.
Beverage unit volume grew 2%, primarily reflecting mid-single-digit growth in the Middle East and high-single-digit growth in India and Nigeria, partially offset by a double-digit decline in Pakistan.
Operating profit declined 10%, primarily reflecting certain operating cost increases, a 17-percentage-point impact of higher commodity costs, primarily packaging materials, sweeteners and potatoes, largely driven by transaction-related foreign exchange, and a 7-percentage-point unfavorable impact of adjustments recorded in the prior year related to the sale of a non-strategic brand. These impacts were partially offset by the net revenue growth and productivity savings.
APAC
Net revenue grew 6%, primarily reflecting net organic volume growth, partially offset by a 5-percentage-point impact of unfavorable foreign exchange and unfavorable net pricing.
Convenient foods unit volume grew 12%, primarily reflecting double-digit growth in China. Additionally, Thailand experienced low-single-digit growth and Australia experienced high-single-digit growth.
Beverage unit volume declined slightly, primarily reflecting a mid-single-digit decline in China, partially offset by high-single-digit growth in Vietnam and double-digit growth in Thailand and the Philippines.
Operating profit grew 3%, primarily reflecting the net organic volume growth, productivity savings and a 4-percentage-point favorable impact of lower commodity costs. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 5-percentage-point impact of unfavorable foreign exchange.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, impairment and other charges/credits and product recall-related impact (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue growth
We define organic revenue growth as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures and where applicable, the impact of the 53rd reporting week. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/23/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$8,248	$10,002	$7,285	$2,717	$58	$520	$2,042
Items Affecting Comparability
Mark-to-market net impact	13	(13)	23	(36)	—	(9)	(27)
Restructuring and impairment charges	(6)	6	(83)	89	7	20	76
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	1
Product recall-related impact	(167)	167	—	167	—	39	128
Core, Non-GAAP Measure	$8,088	$10,162	$7,223	$2,939	$65	$571	$2,220

	12 Weeks Ended 3/25/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,988	$9,858	$7,229	$2,629	$61	$546	$12	$1,932
Items Affecting Comparability
Mark-to-market net impact	(14)	14	(57)	71	—	17	—	54
Restructuring and impairment charges	(3)	3	(110)	113	(1)	14	1	97
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	—	1
Impairment and other charges/credits	4	(4)	9	(13)	—	—	—	(13)
Core, Non-GAAP Measure	$7,975	$9,871	$7,069	$2,802	$60	$578	$13	$2,071
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/23/2024		3/25/2023	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.48		$1.40	6%
Mark-to-market net impact	(0.02)		0.04
Restructuring and impairment charges	0.05		0.07
Acquisition and divestiture-related charges	—		—
Impairment and other charges/credits	—		(0.01)
Product recall-related impact	0.09		—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.61	(a)	$1.50	7%
Impact of foreign exchange translation				—
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				7%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, leverages new technology and business models to further simplify, harmonize and automate processes; re-engineer our go-to-market and information systems, including deploying the right automation for each market; and simplify our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through March 23, 2024, we have incurred pre-tax charges of $2.0 billion, including cash expenditures of $1.5 billion. For the remainder of 2024, we expect to incur pre-tax charges of approximately $400 million, and cash expenditures of approximately $400 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2023 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include costs associated with divestitures, primarily consulting, advisory and other professional fees.
Impairment and Other Charges/Credits
We recognized adjustments to the charges recorded in prior years from changes in estimates of previously recorded amounts.
Product Recall-Related Impact
We recognized property, plant and equipment write-offs, employee severance costs and other costs in our QFNA division associated with a previously announced voluntary recall of certain bars and cereals.
See Note 1 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the Tax Cuts and Jobs Act (TCJ Act). In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2023 Form 10-K for further information.
As of March 23, 2024, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of March 23, 2024, our mandatory transition tax liability was $2.3 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2023 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 12 weeks ended March 23, 2024, net cash used for operating activities was $1.0 billion, compared to net cash used for operating activities of $0.4 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons, partially offset by favorable operating profit performance.
Investing Activities
During the 12 weeks ended March 23, 2024, net cash used for investing activities was $0.6 billion, primarily reflecting net capital spending.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 12 weeks ended March 23, 2024, net cash provided by financing activities was $10 million, primarily reflecting the proceeds from issuances of long-term debt of $1.8 billion and net proceeds of short-term borrowings of $1.5 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments of $1.8 billion and share repurchases of $0.1 billion, as well as payments of long-term debt borrowings of $1.3 billion.
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

	12 Weeks Ended
	3/23/2024	3/25/2023
Net cash used for operating activities, GAAP measure	$(1,041)	$(392)
Capital spending	(614)	(581)
Sales of property, plant and equipment	7	19
Free cash flow, non-GAAP measure	$(1,648)	$(954)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2023 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2023 Form 10-K for further information.

Changes in Line Items in Our Condensed Consolidated Financial Statements
Changes in line items in the income statement are discussed in “Results of Operations – Consolidated Review,” “Results of Operations – Division Review” and “Items Affecting Comparability.”
Changes in line items in the cash flow statement are discussed in “Our Liquidity and Capital Resources.”
Changes in line items in the balance sheet are discussed below:
Total Assets
As of March 23, 2024, total assets were $100.0 billion, compared to $100.5 billion as of December 30, 2023. The decrease in total assets is primarily driven by the following line item:

Change(a)
Cash and cash equivalents (b)	$(1.7)
Total Liabilities
As of March 23, 2024, total liabilities were $80.9 billion, compared to $81.9 billion as of December 30, 2023. The decrease in total liabilities is primarily driven by the following line items:

Change(a)
Short-term debt obligations (c)	$1.7
Accounts payable and other current liabilities (d)	$(3.1)
(a)In billions.
(b)Refer to the cash flow statement for further information.
(c)See Note 8 to our condensed consolidated financial statements for further information.
(d)Primarily reflects timing of payments, combined with a decrease in production and capital expenditure payables across our divisions.
Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 23, 2024, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 23, 2024 and March 25, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 30, 2023, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended (not presented herein); and in our report dated February 8, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2023, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 22, 2024

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2023 Form 10-K.
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
During the 12 weeks ended March 23, 2024, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended March 23, 2024, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended March 23, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2023 Form 10-K.
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2023 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 23, 2024 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/30/2023				$7,500
12/31/2023 - 1/27/2024	—	$—	—	—
				7,500
1/28/2024 - 2/24/2024	0.1	$168.36	0.1	(16)
				7,484
2/25/2024 - 3/23/2024	0.9	$166.53	0.9	(142)
Total	1.0	$166.71	1.0	$7,342
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
ITEM 5. Other Information.
During the 12 weeks ended March 23, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 41.

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

Exhibit 4.1
Indenture dated as of February 12, 2024, between PepsiCo, Inc. and U.S. Bank Trust Company, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s and PepsiCo Singapore Financing I Pte. Ltd.’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 12, 2024 (File No. 333-277003).

Exhibit 4.2
Indenture dated as of February 12, 2024, among PepsiCo Singapore Financing I Pte. Ltd., as issuer, PepsiCo, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s and PepsiCo Singapore Financing I Pte. Ltd.’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 12, 2024 (File No. 333-277003).

Exhibit 4.3
PepsiCo, Inc. Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the Notes, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

Exhibit 4.4
PepsiCo Singapore Financing I Pte. Ltd. Board of Directors Resolutions Authorizing Officers of PepsiCo, Inc. and PepsiCo Singapore Financing I Pte. Ltd. to Establish the Terms of the Notes, which are incorporated herein by reference to Exhibit 4.10 to PepsiCo, Inc.’s and PepsiCo Singapore Financing I Pte. Ltd.’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 12, 2024 (File No. 333-277003).

Exhibit 4.5
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s Floating Rate Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

Exhibit 4.6
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.650% Senior Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

Exhibit 4.7
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.550% Senior Note due 2029, which is incorporated herein incorporated by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

Exhibit 4.8
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.700% Senior Note due 2034, which is incorporated herein incorporated by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

Exhibit 10.1	2024 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award).
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 22, 2024	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 22, 2024	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)