Form 10-Q
period 2024-06-15
PEPSICO INC
filed 2024-07-11
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2024 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 5, 2024 was 1,373,572,400.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Net Revenue	$22,501	$22,322	$40,751	$40,168
Cost of sales	9,919	10,121	18,167	18,109
Gross profit	12,582	12,201	22,584	22,059
Selling, general and administrative expenses	8,534	8,542	15,819	15,771
Operating Profit	4,048	3,659	6,765	6,288
Other pension and retiree medical benefits income	56	60	114	121
Net interest expense and other	(234)	(201)	(436)	(401)
Income before income taxes	3,870	3,518	6,443	6,008
Provision for income taxes	776	747	1,296	1,293
Net income	3,094	2,771	5,147	4,715
Less: Net income attributable to noncontrolling interests	11	23	22	35
Net Income Attributable to PepsiCo	$3,083	$2,748	$5,125	$4,680
Net Income Attributable to PepsiCo per Common Share
Basic	$2.24	$1.99	$3.73	$3.40
Diluted	$2.23	$1.99	$3.71	$3.38
Weighted-average common shares outstanding
Basic	1,375	1,378	1,375	1,378
Diluted	1,379	1,384	1,380	1,384

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Net income	$3,094	$2,771	$5,147	$4,715
Other comprehensive loss, net of taxes:
Net currency translation adjustment	(267)	(198)	(449)	(433)
Net change on cash flow hedges	42	24	45	(35)
Net pension and retiree medical adjustments	9	(6)	20	(10)
Net change on available-for-sale debt securities and other	(391)	1	132	—
	(607)	(179)	(252)	(478)
Comprehensive income	2,487	2,592	4,895	4,237
Less: Comprehensive income attributable to noncontrolling interests	11	23	22	35
Comprehensive Income Attributable to PepsiCo	$2,476	$2,569	$4,873	$4,202

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/15/2024	6/17/2023
Operating Activities
Net income	$5,147	$4,715
Depreciation and amortization	1,379	1,268
Impairment and other charges	—	97
Product recall-related impact	182	—
Cash payments for product recall-related impact	(135)	—
Operating lease right-of-use asset amortization	278	248
Share-based compensation expense	183	179
Restructuring and impairment charges	170	204
Cash payments for restructuring charges	(173)	(187)
Pension and retiree medical plan expenses	67	62
Pension and retiree medical plan contributions	(263)	(209)
Deferred income taxes and other tax charges and credits	142	270
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(579)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(1,138)	(1,330)
Inventories	(696)	(851)
Prepaid expenses and other current assets	(365)	(271)
Accounts payable and other current liabilities	(2,968)	(1,960)
Income taxes payable	287	100
Other, net	(203)	(7)
Net Cash Provided by Operating Activities	1,315	2,019

Investing Activities
Capital spending	(1,701)	(1,513)
Sales of property, plant and equipment	127	122
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(30)	(83)
Other divestitures, sales of investments in noncontrolled affiliates and other assets	135	75
Short-term investments, by original maturity:
More than three months - purchases	—	(435)
More than three months - maturities	—	363
Three months or less, net	1	16
Other investing, net	14	32
Net Cash Used for Investing Activities	(1,454)	(1,423)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/15/2024	6/17/2023
Financing Activities
Proceeds from issuances of long-term debt	$1,765	$2,986
Payments of long-term debt	(2,882)	(2,252)
Short-term borrowings, by original maturity:
More than three months - proceeds	3,080	1,660
More than three months - payments	(2,138)	(26)
Three months or less, net	1,286	2,023
Cash dividends paid	(3,506)	(3,199)
Share repurchases	(461)	(453)
Proceeds from exercises of stock options	107	86
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(131)	(119)
Other financing	(20)	(16)
Net Cash (Used for)/Provided by Financing Activities	(2,900)	690
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(304)	(144)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(3,343)	1,142
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,761	5,100
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,418	$6,242

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$541	$439
Debt discharged via legal defeasance	$—	$94

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/15/2024	12/30/2023
ASSETS
Current Assets
Cash and cash equivalents	$6,353	$9,711
Short-term investments	315	292
Accounts and notes receivable, less allowance ($180 and $175, respectively)	11,942	10,815
Inventories:
Raw materials and packaging	2,635	2,388
Work-in-process	121	104
Finished goods	3,131	2,842
	5,887	5,334
Prepaid expenses and other current assets	1,206	798
Total Current Assets	25,703	26,950
Property, plant and equipment	55,040	54,439
Accumulated depreciation	(27,998)	(27,400)
Property, Plant and Equipment, net	27,042	27,039
Amortizable Intangible Assets, net	1,151	1,199
Goodwill	17,648	17,728
Other Indefinite-Lived Intangible Assets	13,675	13,730
Investments in Noncontrolled Affiliates	2,674	2,714
Deferred Income Taxes	4,465	4,474
Other Assets	7,175	6,661
Total Assets	$99,533	$100,495

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$8,289	$6,510
Accounts payable and other current liabilities	22,859	25,137
Total Current Liabilities	31,148	31,647
Long-Term Debt Obligations	36,638	37,595
Deferred Income Taxes	3,908	3,895
Other Liabilities	8,259	8,721
Total Liabilities	79,953	81,858
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,374 shares)	23	23
Capital in excess of par value	4,203	4,261
Retained earnings	71,545	70,035
Accumulated other comprehensive loss	(15,786)	(15,534)
Repurchased common stock, in excess of par value (493 shares)	(40,539)	(40,282)
Total PepsiCo Common Shareholders’ Equity	19,446	18,503
Noncontrolling interests	134	134
Total Equity	19,580	18,637
Total Liabilities and Equity	$99,533	$100,495

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/15/2024		6/17/2023		6/15/2024		6/17/2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,375	$23	1,378	$23	1,374	$23	1,377	$23
Change in repurchased common stock	(1)	—	(1)	—	—	—	—	—
Balance, end of period	1,374	23	1,377	23	1,374	23	1,377	23
Capital in Excess of Par Value
Balance, beginning of period		4,132		3,996		4,261		4,134
Share-based compensation expense		87		85		179		179
Stock option exercises, RSUs and PSUs converted		9		5		(104)		(111)
Withholding tax on RSUs and PSUs converted		(23)		(3)		(131)		(119)
Other		(2)		(1)		(2)		(1)
Balance, end of period		4,203		4,082		4,203		4,082
Retained Earnings
Balance, beginning of period		70,331		68,142		70,035		67,800
Net income attributable to PepsiCo		3,083		2,748		5,125		4,680
Cash dividends declared (a)		(1,869)		(1,755)		(3,615)		(3,345)
Balance, end of period		71,545		69,135		71,545		69,135
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,179)		(15,601)		(15,534)		(15,302)
Other comprehensive loss attributable to PepsiCo		(607)		(179)		(252)		(478)
Balance, end of period		(15,786)		(15,780)		(15,786)		(15,780)
Repurchased Common Stock
Balance, beginning of period	(492)	(40,260)	(489)	(39,518)	(493)	(40,282)	(490)	(39,506)
Share repurchases	(2)	(310)	(2)	(292)	(3)	(468)	(3)	(466)
Stock option exercises, RSUs and PSUs converted	1	31	1	35	3	210	3	197
Other	—	—	—	—	—	1	—	—
Balance, end of period	(493)	(40,539)	(490)	(39,775)	(493)	(40,539)	(490)	(39,775)
Total PepsiCo Common Shareholders’ Equity		19,446		17,685		19,446		17,685
Noncontrolling Interests
Balance, beginning of period		143		133		134		124
Net income attributable to noncontrolling interest		11		23		22		35
Distributions to noncontrolling interests		(16)		(14)		(17)		(15)
Other, net		(4)		(2)		(5)		(4)
Balance, end of period		134		140		134		140
Total Equity		$19,580		$17,825		$19,580		$17,825

(a)Cash dividends declared per common share were $1.355 and $1.265 for the 12 weeks ended June 15, 2024 and June 17, 2023, respectively, and $2.62 and $2.415 for the 24 weeks ended June 15, 2024 and June 17, 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 30, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (2023 Form 10-K). This report should be read in conjunction with our 2023 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 15, 2024 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 15, 2024 and June 17, 2023, and the months of January through May are reflected in our results for the 24 weeks ended June 15, 2024 and June 17, 2023.
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
Net revenue of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
FLNA	$5,874	$5,904	$11,550	$11,487
QFNA	561	684	1,154	1,461
PBNA	6,811	6,755	12,685	12,553
LatAm	3,045	2,856	5,112	4,633
Europe	3,515	3,428	5,451	5,314
AMESA	1,592	1,568	2,632	2,587
APAC	1,103	1,127	2,167	2,133
Total	$22,501	$22,322	$40,751	$40,168
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	6/15/2024		6/17/2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	9%	91%
Europe	48%	52%	49%	51%
AMESA	33%	67%	31%	69%
APAC	28%	72%	26%	74%
PepsiCo	43%	57%	42%	58%

	24 Weeks Ended
	6/15/2024		6/17/2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	9%	91%	9%	91%
Europe	47%	53%	48%	52%
AMESA	33%	67%	31%	69%
APAC	21%	79%	21%	79%
PepsiCo	42%	58%	42%	58%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, was 36% and 35% of our consolidated net revenue in the 12 and 24 weeks ended June 15, 2024, respectively, and 37% and 36% of our consolidated net revenue in the 12 and 24 weeks ended June 17, 2023, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
FLNA	$1,592	$1,647	$3,146	$3,246
QFNA (a)	85	129	36	317
PBNA (b)	987	723	1,497	1,206
LatAm	637	592	1,122	956
Europe	620	476	822	547
AMESA	241	250	393	418
APAC	223	223	456	450
Total divisions	4,385	4,040	7,472	7,140
Corporate unallocated expenses (c)	(337)	(381)	(707)	(852)
Total	$4,048	$3,659	$6,765	$6,288
(a)In the 12 weeks ended June 15, 2024, we recorded a pre-tax charge of $15 million ($11 million after-tax or $0.01 per share) associated with a previously announced voluntary recall of certain bars and cereals in our QFNA division (Quaker Recall) with $8 million recorded in cost of sales and $7 million recorded in selling, general and administrative expenses. In the 24 weeks ended June 15, 2024, we recorded a pre-tax charge of $182 million ($139 million after-tax or $0.10 per share) associated with the Quaker Recall, with $175 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs and $7 million recorded in selling, general and administrative expenses.
(b)In the 12 and 24 weeks ended June 17, 2023, we recorded our proportionate 39% share of Tropicana Brands Group’s (TBG) impairment of indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our equity method investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses. See Note 9 for further information.
(c)In both the 12 and 24 weeks ended June 15, 2024 and June 17, 2023, we recorded a pre-tax gain of $76 million ($57 million after-tax or $0.04 per share) and $85 million ($65 million after-tax or $0.05 per share), respectively, in selling, general and administrative expenses as a result of the sale of corporate assets.

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

Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	10%	1%	30%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Cost of sales	$—	$3	$6	$6
Selling, general and administrative expenses	66	89	149	199
Other pension and retiree medical benefits expense/(income) (a)	8	—	15	(1)
Total restructuring and impairment charges	$74	$92	$170	$204
After-tax amount	$54	$63	$130	$161
Impact on net income attributable to PepsiCo per common share	$(0.04)	$(0.05)	$(0.09)	$(0.12)

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/15/2024	6/17/2023	6/15/2024	6/17/2023	through 6/15/2024
FLNA	$13	$6	$35	$13	$287
QFNA	—	—	4	—	23
PBNA	5	5	15	10	282
LatAm	16	6	21	11	221
Europe	19	52	37	141	603
AMESA	3	—	3	5	100
APAC	4	4	4	5	89
Corporate	6	19	36	20	353
	66	92	155	205	1,958
Other pension and retiree medical benefits expense/(income) (a)	8	—	15	(1)	112
Total	$74	$92	$170	$204	$2,070
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/15/2024	6/17/2023	6/15/2024	6/17/2023	through 6/15/2024
Severance and other employee costs	$10	$50	$82	$142	$1,132
Asset impairments	3	—	4	—	196
Other costs	61	42	84	62	742
Total	$74	$92	$170	$204	$2,070
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including consulting and other professional fees, as well as contract termination costs.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 15, 2024 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2023	$188	$—	$9	$197
2024 restructuring charges	82	4	84	170
Cash payments	(84)	—	(89)	(173)
Non-cash charges and translation	(11)	(4)	14	(1)
Liability as of June 15, 2024	$175	$—	$18	$193
The majority of the restructuring accrual at June 15, 2024 is expected to be paid by the end of 2024.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/15/2024			12/30/2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$832	$(219)	$613	$840	$(214)	$626
Customer relationships	553	(274)	279	560	(265)	295
Brands	1,081	(986)	95	1,093	(989)	104
Other identifiable intangibles	440	(276)	164	449	(275)	174
Total	$2,906	$(1,755)	$1,151	$2,942	$(1,743)	$1,199

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/30/2023	Translation and Other	Balance 6/15/2024

FLNA
Goodwill	$453	$(5)	$448
Brands	251	—	251
Total	704	(5)	699
QFNA
Goodwill	189	—	189
Total	189	—	189
PBNA
Goodwill	11,961	(16)	11,945
Reacquired franchise rights	7,114	(29)	7,085
Acquired franchise rights	1,737	(5)	1,732
Brands	2,508	—	2,508
Total	23,320	(50)	23,270
LatAm
Goodwill	460	(11)	449
Brands	82	(2)	80
Total	542	(13)	529
Europe
Goodwill	3,166	(21)	3,145
Reacquired franchise rights	419	(4)	415
Acquired franchise rights	154	(4)	150
Brands	1,124	(5)	1,119
Total	4,863	(34)	4,829
AMESA
Goodwill	991	(16)	975
Brands	137	(2)	135
Total	1,128	(18)	1,110
APAC
Goodwill	508	(11)	497
Brands	204	(4)	200
Total	712	(15)	697

Total goodwill	17,728	(80)	17,648
Total reacquired franchise rights	7,533	(33)	7,500
Total acquired franchise rights	1,891	(9)	1,882
Total brands	4,306	(13)	4,293
Total	$31,458	$(135)	$31,323

Note 5 - Income Taxes
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation enacted as of June 15, 2024 did not have a material impact on our financial statements for the 12 and 24 weeks ended June 15, 2024 and is not expected to have a material impact on our 2024 financial statements.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Share-based compensation expense – equity awards	$86	$86	$183	$179
Share-based compensation expense – liability awards	5	6	10	12
Restructuring charges	1	(1)	(4)	—
Total	$92	$91	$189	$191
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/15/2024		6/17/2023
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.8	$164.25	2.0	$171.00
RSUs and PSUs	2.3	$164.25	2.1	$171.11
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $20 million during the 24 weeks ended June 15, 2024 and June 17, 2023, respectively.
For the 12 weeks ended June 15, 2024 and June 17, 2023, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/15/2024	6/17/2023
Expected life	7 years	7 years
Risk-free interest rate	4.2%	4.2%
Expected volatility	16%	16%
Expected dividend yield	2.9%	2.7%

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/15/2024	6/17/2023	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Service cost	$80	$75	$12	$10	$8	$7
Other pension and retiree medical benefits income:
Interest cost	135	137	36	34	8	9
Expected return on plan assets	(202)	(196)	(50)	(46)	(3)	(3)
Amortization of prior service credits	(5)	(6)	(1)	—	(1)	(2)
Amortization of net losses/(gains)	18	16	5	3	(6)	(6)
Settlement losses	—	—	2	—	—	—
Special termination benefits	8	—	—	—	—	—
Total other pension and retiree medical benefits income	(46)	(49)	(8)	(9)	(2)	(2)
Total	$34	$26	$4	$1	$6	$5

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/15/2024	6/17/2023	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Service cost	$160	$151	$21	$18	$15	$13
Other pension and retiree medical benefits income:
Interest cost	270	274	63	59	15	17
Expected return on plan assets	(403)	(393)	(89)	(81)	(6)	(6)
Amortization of prior service credits	(11)	(12)	(1)	—	(2)	(3)
Amortization of net losses/(gains)	36	32	9	5	(12)	(12)
Settlement losses	—	—	2	—	—	—
Special termination benefits	15	(1)	—	—	—	—
Total other pension and retiree medical benefits income	(93)	(100)	(16)	(17)	(5)	(4)
Total	$67	$51	$5	$1	$10	$9
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
In the 24 weeks ended June 15, 2024 and June 17, 2023, we made discretionary contributions of $150 million and $125 million, respectively, to our U.S. qualified defined benefit plans, and $27 million and $17 million, respectively, to our international defined benefit plans.

Note 8 - Debt Obligations
In the 24 weeks ended June 15, 2024, we issued, through our wholly-owned consolidated finance subsidiary, PepsiCo Singapore Financing I Pte. Ltd., the following notes:(a)

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
In the 24 weeks ended June 15, 2024, $1.3 billion of U.S. dollar-denominated senior notes, €1.0 billion of euro-denominated senior notes and C$0.8 billion of Canadian dollar-denominated senior notes matured and were paid.
As of June 15, 2024, we had $4.4 billion of commercial paper outstanding, excluding discounts.
In the 12 and 24 weeks ended June 15, 2024, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 24, 2029. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2024 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $4.2 billion five-year credit agreement, dated as of May 26, 2023.
Also in the 12 and 24 weeks ended June 15, 2024, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 23, 2025. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $4.2 billion 364-day credit agreement, dated as of May 26, 2023.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 15, 2024, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 24 weeks ended June 15, 2024 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2023 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 15, 2024 was $141 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 15, 2024.
The notional amounts of our financial instruments used to hedge the above risks as of June 15, 2024 and December 30, 2023 are as follows:

	Notional Amounts(a)
	6/15/2024	12/30/2023
Commodity	$1.4	$1.7
Foreign exchange	$3.0	$3.8
Interest rate	$0.7	$1.3
Net investment (b)	$2.9	$3.0
(a)In billions.
(b)The total notional amount of our net investment hedges consists of non-derivative debt instruments.
As of June 15, 2024, approximately 14% of total debt was subject to variable rates, compared to 9% as of December 30, 2023.
Debt Securities
Held-to-Maturity
As of June 15, 2024, we had no investments in held-to-maturity debt securities. As of December 30, 2023, we had $309 million of investments in commercial paper held-to-maturity debt securities recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 30, 2023, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
There were no material impairment charges related to investments in available-for-sale debt securities in both the 24 weeks ended June 15, 2024 and June 17, 2023. There were unrealized gains of $800 million as of June 15, 2024 and no unrealized gains or losses as of June 17, 2023 related to investments in available-for-sale debt securities. Related to our Level 3 (significant unobservable inputs) investment in Celsius Holdings, Inc. (Celsius), we recorded an unrealized loss of $503 million and an unrealized gain of $188 million in other comprehensive income during the 12 and 24 weeks ended June 15, 2024, respectively. Additionally, we recorded a decrease in the investment of $7 million due to cash dividends received during the 12 and 24 weeks ended June 15, 2024. There were no Level 3 investments in available-for-sale debt securities during the 24 weeks ended June 17, 2023.
TBG Investment
In the 12 and 24 weeks ended June 17, 2023, we recorded our proportionate 39% share of TBG’s impairment of indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our equity method investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 in the fair value hierarchy. There were no impairment charges recorded in the 24 weeks ended June 15, 2024.
Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of June 15, 2024 and December 30, 2023 are categorized as follows:

		6/15/2024		12/30/2023
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2,3	$1,519	$—	$1,334	$—
Index funds (c)	1	$315	$—	$292	$—
Prepaid forward contracts (d)	2	$13	$—	$13	$—
Deferred compensation (e)	2	$—	$493	$—	$477
Derivatives designated as cash flow hedging instruments:
Foreign exchange (f)	2	$14	$13	$3	$31
Interest rate (f)	2	—	152	5	135
Commodity (g)	2	23	8	10	24
		$37	$173	$18	$190
Derivatives not designated as hedging instruments:
Foreign exchange (f)	2	$14	$14	$33	$38
Commodity (g)	2	7	3	5	13
		$21	$17	$38	$51
Total derivatives at fair value (h)		$58	$190	$56	$241
Total		$1,905	$683	$1,695	$718
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
(b)Includes Level 2 assets of $182 million and Level 3 assets of $1,337 million as of June 15, 2024, and Level 2 assets of $178 million and Level 3 assets of $1,156 million as of December 30, 2023. As of June 15, 2024 and December 30, 2023, $1,519 million and $1,334 million were classified as other assets, respectively. The fair values of our Level 2 investments approximate the transaction price and any accrued returns, as well as the amortized cost. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 5.8% and 8.1% as of June 15, 2024 and December 30, 2023, respectively, based on Celsius’ estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.

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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of June 15, 2024 and December 30, 2023 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of June 15, 2024 and December 30, 2023 was $41 billion, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our cash flow and net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Foreign exchange	$(1)	$43	$9	$14
Interest rate	9	(37)	11	(30)
Commodity	(11)	(15)	30	28
Net investment	(17)	71	—	—
Total	$(20)	$62	$50	$12

	24 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/15/2024	6/17/2023	6/15/2024	6/17/2023
Foreign exchange	$(15)	$59	$18	$15
Interest rate	34	(26)	35	(27)
Commodity	28	50	51	37
Net investment	(69)	108	—	—
Total	$(22)	$191	$104	$25
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Interest rate derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.
Based on current market conditions, we expect to reclassify net losses of $55 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	6/15/2024			6/17/2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$—	$24	$24	$—	$44	$44
Commodity	(14)	5	(9)	5	3	8
Total	$(14)	$29	$15	$5	$47	$52

	24 Weeks Ended
	6/15/2024			6/17/2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange	$—	$42	$42	$(1)	$39	$38
Commodity	(15)	(20)	(35)	36	53	89
Total	$(15)	$22	$7	$35	$92	$127
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/15/2024		6/17/2023
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.24		$1.99
Net income available for PepsiCo common shareholders	$3,083	1,375	$2,748	1,378
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	4	—	6
Diluted	$3,083	1,379	$2,748	1,384
Diluted net income attributable to PepsiCo per common share	$2.23		$1.99

	24 Weeks Ended
	6/15/2024		6/17/2023
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$3.73		$3.40
Net income available for PepsiCo common shareholders	$5,125	1,375	$4,680	1,378
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	5	—	6
Diluted	$5,125	1,380	$4,680	1,384
Diluted net income attributable to PepsiCo per common share	$3.71		$3.38
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.

The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 4 million for the 12 and 24 weeks ended June 15, 2024, and was immaterial for the 12 and 24 weeks ended June 17, 2023.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2023 (b)	$(13,255)	$(31)	$(2,719)	$471	$(15,534)
Other comprehensive (loss)/income before reclassifications (c)	(168)	(47)	4	685	474
Amounts reclassified from accumulated other comprehensive loss	—	51	9	—	60
Net other comprehensive (loss)/income	(168)	4	13	685	534
Tax amounts	(14)	(1)	(2)	(162)	(179)
Balance as of March 23, 2024 (b)	(13,437)	(28)	(2,708)	994	(15,179)
Other comprehensive (loss)/income before reclassifications (d)	(295)	3	(1)	(511)	(804)
Amounts reclassified from accumulated other comprehensive loss	—	53	12	—	65
Net other comprehensive (loss)/income	(295)	56	11	(511)	(739)
Tax amounts	28	(14)	(2)	120	132
Balance as of June 15, 2024 (b)	$(13,704)	$14	$(2,699)	$603	$(15,786)
(a)The movements during the quarters primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023, $1,280 million as of March 23, 2024 and $1,278 million as of June 15, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Egyptian pound.

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
(c)Release of currency translation adjustment is in relation to the sale of a non-strategic brand and an investment within our AMESA division.
(d)Currency translation adjustment primarily reflects depreciation of the Russian ruble.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/2024	6/17/2023	6/15/2024	6/17/2023	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$—	$—	$—	$108	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$—	$(1)	$—	$(3)	Net revenue
Foreign exchange contracts	9	15	18	18	Cost of sales
Interest rate derivatives	14	(30)	35	(27)	Selling, general and administrative expenses
Commodity contracts	30	28	51	38	Cost of sales
Commodity contracts	—	—	—	(1)	Selling, general and administrative expenses
Net losses before tax	53	12	104	25
Tax amounts	(14)	(3)	(27)	(7)
Net losses after tax	$39	$9	$77	$18

Pension and retiree medical items:
Amortization of prior service credits	$(7)	$(8)	$(14)	$(15)	Other pension and retiree medical benefits income
Amortization of net losses	17	13	33	25	Other pension and retiree medical benefits income
Settlement losses	2	—	2	—	Other pension and retiree medical benefits income
Net losses before tax	12	5	21	10
Tax amounts	(2)	(1)	(4)	(2)
Net losses after tax	$10	$4	$17	$8

Total net losses reclassified, net of tax	$49	$13	$94	$134
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of June 15, 2024 and December 30, 2023, $1.6 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2023 Form 10-K.

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
Risks Associated with Commodities and Our Supply Chain
During the 12 and 24 weeks ended June 15, 2024, we continued to experience higher operating costs, including on transportation and labor costs, which may continue for the remainder of 2024. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the ongoing conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, have impacted and may continue to impact transportation and labor costs. When prices increase, we may or may not pass on such increases to our customers, which may result in reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended June 15, 2024, our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 15, 2024, our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 15, 2024, our operations outside of the United States generated 42% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom, Brazil and South Africa comprising approximately 24% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 and 24 weeks ended June 15, 2024, unfavorable foreign exchange reduced net revenue growth by 1 percentage point primarily due to declines in the Russian ruble and Egyptian pound, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations in certain of these international markets (including restrictions on the transfer of funds to and from certain markets), as well as the threat or imposition of new or expanded tariffs, sanctions or export controls have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency devaluation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 4% of our consolidated net revenue for both the 12 and 24 weeks ended June 15, 2024. Russia accounted for 4% of our consolidated assets, including 11% of our consolidated cash and cash equivalents, and 34% of our accumulated currency translation adjustment loss as of June 15, 2024.

See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 15, 2024 and December 30, 2023 and Note 9 to our consolidated financial statements in our 2023 Form 10-K for a discussion of these items.
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
OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation enacted as of June 15, 2024 is not expected to have a material impact on our 2024 financial statements. More countries are expected to enact similar legislation, with widespread implementation of a global minimum tax by 2025. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by countries and evaluate the potential impact on our business in future periods.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended June 15, 2024 and June 17, 2023 include volume outside of North America for the months of March, April and May. The 24 weeks ended June 15, 2024 and June 17, 2023 include volume outside of North America for the months of January through May.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/15/2024	6/17/2023	Change	6/15/2024	6/17/2023	Change
Net revenue	$22,501	$22,322	1%	$40,751	$40,168	1.5%
Operating profit	$4,048	$3,659	11%	$6,765	$6,288	8%
Operating margin	18.0%	16.4%	1.6	16.6%	15.7%	0.9
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased 11% and operating margin increased 1.6 percentage points. Operating profit growth was primarily driven by effective net pricing, productivity savings and a 3-percentage-point impact of prior-year impairment charges related to our TBG investment. These impacts were partially offset by certain operating cost increases and a decline in organic volume.

24 Weeks
Operating profit increased 8% and operating margin increased 0.9 percentage points. Operating profit growth was primarily driven by effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases and a decline in organic volume.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/15/2024	6/17/2023	Change	6/15/2024	6/17/2023	Change
Other pension and retiree medical benefits income	$56	$60	$(4)	$114	$121	$(7)
Net interest expense and other	$234	$201	$33	$436	$401	$35
Tax rate	20.1%	21.3%		20.1%	21.5%
Net income attributable to PepsiCo	$3,083	$2,748	12%	$5,125	$4,680	10%
Net income attributable to PepsiCo per common share – diluted	$2.23	$1.99	13%	$3.71	$3.38	10%
12 Weeks
Other pension and retiree medical benefits income decreased $4 million, primarily reflecting the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan, partially offset by the recognition of gains on plan assets and impact of discretionary plan contributions.
Net interest expense and other increased $33 million, due to higher interest rates on debt, higher average debt balances and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher average cash balances and higher interest rates on average cash balances.
The reported tax rate decreased 1.2 percentage points, primarily as a result of the release of a valuation allowance in a foreign jurisdiction in the current year, partially offset by the unfavorable impact of reserves for international unrecognized tax benefits.
24 Weeks
Other pension and retiree medical benefits income decreased $7 million, primarily reflecting the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan, partially offset by the recognition of gains on plan assets and impact of discretionary plan contributions.
Net interest expense and other increased $35 million, due to higher interest rates on debt, higher average debt balances and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher average cash balances and higher interest rates on average cash balances.
The reported tax rate decreased 1.4 percentage points, primarily reflecting the release of a valuation allowance in a foreign jurisdiction in the current year.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 15, 2024 and June 17, 2023, and the months January through May are reflected in our results for the 24 weeks ended June 15, 2024 and June 17, 2023.

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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 6/15/2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	(0.5)%	—	—	—%	(4)	3
QFNA (c)	(18)%	—	—	(18)%	(17)	(1)
PBNA	1%	—	—	1%	(3.5)	5
LatAm	7%	(5)	—	2%	(5)	6
Europe	2.5%	5	—	7%	2	5
AMESA	2%	11	(1)	12%	1	11
APAC	(2)%	3	—	1%	—	1.5
Total	1%	1	—	2%	(3)	5

	24 Weeks Ended 6/15/2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	0.5%	—	—	1%	(3)	3
QFNA (c)	(21)%	—	—	(21)%	(20)	(1)
PBNA	1%	—	—	1%	(4)	5
LatAm	10%	(6)	—	4%	(3)	7
Europe	3%	5.5	—	8%	2	6
AMESA	2%	8	—	10%	2	7
APAC	2%	4	—	6%	5	0.5
Total	1.5%	1	—	2%	(2)	5
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

Operating Profit, Operating Profit Adjusted for Items Affecting Comparability and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit adjusted for items affecting comparability and operating profit performance adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For further information on these measures, see “Non-GAAP Measures” and “Items Affecting Comparability.”
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 6/15/2024
	Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$1,592	$—	$13	$—	$1,605
QFNA	85	—	—	15	100
PBNA	987	—	5	—	992
LatAm	637	—	16	—	653
Europe	620	—	19	—	639
AMESA	241	—	3	—	244
APAC	223	—	4	—	227
Corporate unallocated expenses	(337)	(8)	6	—	(339)
Total	$4,048	$(8)	$66	$15	$4,121

	12 Weeks Ended 6/17/2023
	Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,647	$—	$6	$—	$—	$1,653
QFNA	129	—	—	—	—	129
PBNA	723	—	5	8	113	849
LatAm	592	—	6	—	2	600
Europe	476	—	52	(2)	(5)	521
AMESA	250	—	—	1	—	251
APAC	223	—	4	—	—	227
Corporate unallocated expenses	(381)	(9)	19	—	—	(371)
Total	$3,659	$(9)	$92	$7	$110	$3,859

	24 Weeks Ended 6/15/2024
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$3,146	$—	$35	$—	$—	$3,181
QFNA	36	—	4	—	182	222
PBNA	1,497	—	15	2	—	1,514
LatAm	1,122	—	21	—	—	1,143
Europe	822	—	37	—	—	859
AMESA	393	—	3	—	—	396
APAC	456	—	4	—	—	460
Corporate unallocated expenses	(707)	(44)	36	—	—	(715)
Total	$6,765	$(44)	$155	$2	$182	$7,060

	24 Weeks Ended 6/17/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$3,246	$—	$13	$—	$—	$3,259
QFNA	317	—	—	—	—	317
PBNA	1,206	—	10	10	113	1,339
LatAm	956	—	11	—	2	969
Europe	547	—	141	(2)	(5)	681
AMESA	418	—	5	1	(13)	411
APAC	450	—	5	—	—	455
Corporate unallocated expenses	(852)	62	20	—	—	(770)
Total	$6,288	$62	$205	$9	$97	$6,661
(a)See “Items Affecting Comparability” for further information.
(b)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
Operating Profit Performance and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 6/15/2024
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(3)%	—	—	—	—	—	(3)%	—	(3)%
QFNA	(34)%	—	(1)	—	—	12	(23)%	—	(23)%
PBNA	37%	—	—	(1)	(18)	—	17%	—	17%
LatAm	8%	—	1	—	—	—	9%	(7)	2%
Europe	30%	—	(9)	—	1.5	—	23%	6	29%
AMESA	(4)%	—	1	—	—	—	(3)%	6	3%
APAC	—%	—	1	—	—	—	—%	4	4%
Corporate unallocated expenses	(11)%	—	3	—	—	—	(9)%	—	(9)%
Total	11%	—	(1)	—	(3)	0.5	7%	0.5	7%

	24 Weeks Ended 6/15/2024
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(3)%	—	1	—	—	—	(2)%	—	(2)%
QFNA	(89)%	—	1	—	—	58	(30)%	—	(30)%
PBNA	24%	—	0.5	(1)	(11)	—	13%	—	13%
LatAm	17%	—	1	—	—	—	18%	(8)	10%
Europe	50%	—	(26)	—	1	—	26%	8	34%
AMESA	(6)%	—	(0.5)	—	3	—	(4)%	5	1%
APAC	1%	—	—	—	—	—	1%	4	6%
Corporate unallocated expenses	(17)%	12	(2)	—	—	—	(7)%	—	(7)%
Total	8%	(2)	(1)	—	(2)	4	6%	—	6%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue decreased 0.5%, primarily driven by a decrease in organic volume, partially offset by effective net pricing.
Unit volume declined 4%, primarily driven by mid-single-digit declines in trademark Cheetos, trademark Doritos and trademark Lay’s, partially offset by double-digit growth in trademark Chester’s.
Operating profit decreased 3%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by the effective net pricing, productivity savings, and a 2-percentage-point favorable impact of lower commodity costs, primarily driven by cooking oil.
24 Weeks
Net revenue increased 0.5%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 3%, primarily driven by mid-single-digit declines in trademark Lay’s, trademark Cheetos and trademark Tostitos, partially offset by double-digit growth in trademark Chester’s.
Operating profit decreased 3%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by the effective net pricing and productivity savings.
QFNA
12 Weeks
Net revenue decreased 18%, primarily driven by a decrease in organic volume, which was negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 17%, primarily driven by double-digit declines in bars, pancake syrup and mix, oatmeal and ready-to-eat cereals. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit decreased 34%, primarily reflecting the net revenue performance, certain operating cost increases, a 12-percentage-point impact of charges associated with the Quaker Recall and a 6-percentage-point unfavorable impact of commodity costs, partially offset by productivity savings and lower advertising and marketing expenses.
24 Weeks
Net revenue decreased 21%, primarily driven by a decrease in organic volume, which was negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 20%, primarily driven by double-digit declines in bars, ready-to-eat cereals, pancake syrup and mix and oatmeal. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit decreased 89%, reflecting a 58-percentage-point impact of charges associated with the Quaker Recall, the net revenue performance, certain operating cost increases and a 4-percentage-point unfavorable impact of commodity costs, partially offset by productivity savings and lower advertising and marketing expenses.

PBNA
12 Weeks
Net revenue increased 1%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 3%, driven by a 5% decline in non-carbonated beverage (NCB) volume and a 2% decline in carbonated soft drink (CSD) volume. The NCB volume decline primarily reflected mid-single-digit declines in our overall water portfolio and our juice and juice drinks portfolio, a low-single-digit decline in Gatorade sports drinks and a high-single-digit decline in our Lipton ready-to-drink tea portfolio, partially offset by double-digit growth in our energy portfolio.
Operating profit increased 37%, primarily driven by productivity savings, the effective net pricing and an 18-percentage-point impact of prior-year impairment charges related to our TBG investment. These impacts were partially offset by certain operating cost increases and the decrease in organic volume.
24 Weeks
Net revenue increased 1%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 4%, driven by a 6% decline in NCB volume and a 2% decline in CSD volume. The NCB volume decline primarily reflected mid-single-digit declines in Gatorade sports drinks and our overall water portfolio and a high-single-digit decline in our Lipton ready-to-drink tea portfolio, partially offset by double-digit growth in our energy portfolio.
Operating profit increased 24%, primarily driven by the effective net pricing and productivity savings. Additionally, impairment charges related to our TBG investment and net unfavorable insurance adjustments in the prior year contributed 11 percentage points and 4 percentage points, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases, the decrease in organic volume and a 4-percentage-point impact of higher commodity costs.
LatAm
12 Weeks
Net revenue increased 7%, primarily reflecting effective net pricing and a 5-percentage-point impact of favorable foreign exchange, partially offset by a net decline in organic volume.
Convenient foods unit volume declined 6%, primarily reflecting double-digit declines in Peru and Argentina, partially offset by low-single-digit growth in Brazil. Additionally, Mexico experienced a mid-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting mid-single-digit growth in Mexico and Brazil and high-single-digit growth in Guatemala, partially offset by double-digit declines in Colombia, Argentina and Peru and a mid-single-digit decline in Chile.
Operating profit increased 8%, primarily reflecting the effective net pricing, productivity savings and a 7-percentage-point impact of favorable foreign exchange. These impacts were partially offset by certain operating cost increases, the net decline in organic volume and higher advertising and marketing expenses.
24 Weeks
Net revenue increased 10%, primarily reflecting effective net pricing and a 6-percentage-point impact of favorable foreign exchange, partially offset by a net decline in organic volume.

Convenient foods unit volume declined 4%, primarily reflecting double-digit declines in Peru and Argentina, partially offset by low-single-digit growth in Brazil. Additionally, Mexico experienced a low-single-digit decline.
Beverage unit volume grew 2%, primarily reflecting mid-single-digit growth in Mexico and Brazil and high-single-digit growth in Guatemala, partially offset by a double-digit decline in Colombia, a high-single-digit decline in Argentina, a mid-single-digit decline in Peru and a low-single-digit decline in Chile.
Operating profit increased 17%, primarily reflecting the effective net pricing, productivity savings, an 8-percentage-point impact of favorable foreign exchange and a 3-percentage-point favorable impact of lower commodity costs. These impacts were partially offset by certain operating cost increases, the net decline in organic volume and higher advertising and marketing expenses.
Europe
12 Weeks
Net revenue increased 2.5%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 5-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 5%, primarily reflecting double-digit growth in Russia and high-single-digit growth in Turkey, partially offset by a low-single-digit decline in the Netherlands. Additionally, the United Kingdom experienced low-single-digit growth and France experienced mid-single-digit growth.
Beverage unit volume grew 1%, primarily reflecting mid-single-digit growth in Russia and low-single-digit growth in the United Kingdom, partially offset by mid-single-digit declines in Germany and France and a low-single-digit decline in Turkey.
Operating profit increased 30%, primarily reflecting the net revenue growth, productivity savings and a 9-percentage-point favorable impact of lower restructuring charges. These impacts were partially offset by certain operating cost increases, a 6-percentage-point impact of unfavorable foreign exchange and a 6-percentage-point impact of higher commodity costs.
24 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 5.5-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 4%, primarily reflecting double-digit growth in Russia and high-single-digit growth in Turkey, partially offset by a high-single-digit decline in France and a low-single-digit decline in the Netherlands. Additionally, the United Kingdom experienced low-single-digit growth.
Beverage unit volume grew 3%, primarily reflecting double-digit growth in Russia and mid-single-digit growth in Turkey and the United Kingdom, partially offset by a double-digit decline in France and a slight decline in Germany.
Operating profit increased 50%, primarily reflecting the net revenue growth, a 26-percentage-point favorable impact of lower restructuring charges and productivity savings. These impacts were partially offset by certain operating cost increases, a 9-percentage-point impact of higher commodity costs and an 8-percentage-point impact of unfavorable foreign exchange.

AMESA
12 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing and organic volume growth, partially offset by an 11-percentage-point impact of unfavorable foreign exchange, driven primarily by the weakening of the Egyptian pound.
Convenient foods unit volume grew 1%, primarily reflecting double-digit growth in India and low-single-digit growth in South Africa, partially offset by a double-digit decline in the Middle East and a low-single-digit decline in Pakistan.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in India, partially offset by a high-single-digit decline in Pakistan, a low-single-digit decline in the Middle East and a mid-single-digit decline in Nigeria.
Operating profit decreased 4%, primarily reflecting certain operating cost increases, a 28-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and sweeteners, largely driven by transaction-related foreign exchange, and a 6-percentage-point impact of unfavorable foreign exchange translation. These impacts were partially offset by the net revenue growth and productivity savings.
24 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing and organic volume growth, partially offset by an 8-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 2%, primarily reflecting double-digit growth in India and low-single-digit growth in South Africa, partially offset by a double-digit decline in the Middle East. Additionally, Pakistan experienced slight growth.
Beverage unit volume grew 2%, primarily reflecting double-digit growth in India, partially offset by a double-digit decline in Pakistan and a low-single-digit decline in Nigeria. Additionally, the Middle East experienced low-single-digit growth.
Operating profit decreased 6%, primarily reflecting certain operating cost increases, a 24-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and sweeteners, largely driven by transaction-related foreign exchange, and a 5-percentage-point impact of unfavorable foreign exchange translation. These impacts were partially offset by the net revenue growth and productivity savings.
APAC
12 Weeks
Net revenue decreased 2%, primarily reflecting a 3-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing.
Convenient foods unit volume declined 1%, primarily reflecting a mid-single-digit decline in China, partially offset by mid-single-digit growth in Australia and Thailand.
Beverage unit volume grew 1%, primarily reflecting mid-single-digit growth in Vietnam and the Philippines and high-single-digit growth in Thailand, partially offset by a low-single-digit decline in China.
Operating profit decreased slightly, primarily reflecting certain operating cost increases, partially offset by productivity savings.

24 Weeks
Net revenue increased 2%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 4-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 6%, primarily reflecting high-single-digit growth in China and mid-single-digit growth in Australia. Additionally, Thailand experienced mid-single-digit growth.
Beverage unit volume grew slightly, primarily reflecting high-single-digit growth in Vietnam, double-digit growth in Thailand and mid-single-digit growth in the Philippines, partially offset by a low-single-digit decline in China.
Operating profit increased 1%, primarily reflecting the net revenue growth, productivity savings and a 3-percentage-point favorable impact of lower commodity costs. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and a 4-percentage-point impact of unfavorable foreign exchange.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, impairment and other charges/credits, product recall-related impact and the impact of settlement losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/15/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$9,919	$12,582	$8,534	$4,048	$56	$776	$11	$3,083
Items Affecting Comparability
Mark-to-market net impact	19	(19)	(11)	(8)	—	(1)	—	(7)
Restructuring and impairment charges	—	—	(66)	66	8	20	(1)	55
Product recall-related impact	(8)	8	(7)	15	—	4	—	11
Pension and retiree medical-related impact	—	—	—	—	2	—	—	2
Core, Non-GAAP Measure	$9,930	$12,571	$8,450	$4,121	$66	$799	$10	$3,144

	12 Weeks Ended 6/17/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,121	$12,201	$8,542	$3,659	$747	$2,748
Items Affecting Comparability
Mark-to-market net impact	1	(1)	8	(9)	(2)	(7)
Restructuring and impairment charges	(3)	3	(89)	92	29	63
Acquisition and divestiture-related charges	—	—	(7)	7	1	6
Impairment and other charges/credits	1	(1)	(111)	110	28	82
Core, Non-GAAP Measure	$10,120	$12,202	$8,343	$3,859	$803	$2,892

	24 Weeks Ended 6/15/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$18,167	$22,584	$15,819	$6,765	$114	$1,296	$22	$5,125
Items Affecting Comparability
Mark-to-market net impact	32	(32)	12	(44)	—	(10)	—	(34)
Restructuring and impairment charges	(6)	6	(149)	155	15	40	(1)	131
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	—	1
Product recall-related impact	(175)	175	(7)	182	—	43	—	139
Pension and retiree medical-related impact	—	—	—	—	2	—	—	2
Core, Non-GAAP Measure	$18,018	$22,733	$15,673	$7,060	$131	$1,370	$21	$5,364

	24 Weeks Ended 6/17/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$18,109	$22,059	$15,771	$6,288	$121	$1,293	$35	$4,680
Items Affecting Comparability
Mark-to-market net impact	(13)	13	(49)	62	—	15	—	47
Restructuring and impairment charges	(6)	6	(199)	205	(1)	43	1	160
Acquisition and divestiture-related charges	—	—	(9)	9	—	2	—	7
Impairment and other charges/credits	5	(5)	(102)	97	—	28	—	69
Core, Non-GAAP Measure	$18,095	$22,073	$15,412	$6,661	$120	$1,381	$36	$4,963
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				24 Weeks Ended
	6/15/2024	6/17/2023		Change	6/15/2024		6/17/2023		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$2.23	$1.99		13%	$3.71		$3.38		10%
Mark-to-market net impact	—	—			(0.02)		0.03
Restructuring and impairment charges	0.04	0.05			0.09		0.12
Acquisition and divestiture-related charges	—	—			—		—
Impairment and other charges/credits	—	0.06			—		0.05
Product recall-related impact	0.01	—			0.10		—
Pension and retiree medical-related impact	—	—			—		—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.28	$2.09	(a)	9%	$3.89	(a)	$3.59	(a)	8%
Impact of foreign exchange translation				1					—
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				10%					9%	(a)
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimize our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan-to-date through June 15, 2024, we have incurred pre-tax charges of $2.1 billion, including cash expenditures of $1.6 billion. For the remainder of 2024, we expect to incur pre-tax charges and cash expenditures of approximately $325 million each. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.

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
Impairment and Other Charges/Credits
We recognized impairment charges related to our investment in TBG. We also recognized adjustments to charges recorded in prior years from changes in estimates of previously recorded amounts.
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
As of June 15, 2024, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of June 15, 2024, our mandatory transition tax liability was $1.7 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2023 Form 10-K for further discussion of the TCJ Act.

Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 24 weeks ended June 15, 2024, net cash provided by operating activities was $1.3 billion, compared to net cash provided by operating activities of $2.0 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons.
Investing Activities
During the 24 weeks ended June 15, 2024, net cash used for investing activities was $1.5 billion, primarily reflecting net capital spending.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 15, 2024, net cash used for financing activities was $2.9 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.0 billion, as well as payments of long-term debt of $2.9 billion, partially offset by net proceeds of short-term borrowings of $2.2 billion and proceeds from the issuances of long-term debt of $1.8 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 9, 2024, we announced a 7% increase in our annualized dividend to $5.42 per share from $5.06 per share, effective with the dividend paid in June 2024. We expect to return a total of approximately $8.2 billion to shareholders in 2024, comprising dividends of approximately $7.2 billion and share repurchases of approximately $1.0 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	24 Weeks Ended
	6/15/2024	6/17/2023
Net cash provided by operating activities, GAAP measure	$1,315	$2,019
Capital spending	(1,701)	(1,513)
Sales of property, plant and equipment	127	122
Free cash flow, non-GAAP measure	$(259)	$628
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
Changes in line items in the balance sheet are discussed below:
Total Assets
As of June 15, 2024, total assets were $99.5 billion, compared to $100.5 billion as of December 30, 2023. The change in total assets is primarily driven by the following line items:

(Decrease)/Increase(a)
Cash and cash equivalents (b)	$(3.4)
Accounts and notes receivable, less allowance (c)	$1.1
Total Liabilities
As of June 15, 2024, total liabilities were $80.0 billion, compared to $81.9 billion as of December 30, 2023. The change in total liabilities is primarily driven by the following line items:

(Decrease)/Increase(a)
Short-term debt obligations (d)	$1.8
Accounts payable and other current liabilities (e)	$(2.3)
(a)In billions.
(b)Refer to the cash flow statement for further information.
(c)Primarily reflects favorable operating performance.
(d)See Note 8 to our condensed consolidated financial statements for further information.
(e)Primarily reflects timing of payments, combined with a decrease in production and capital expenditure payables across our divisions.

Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 15, 2024, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and twenty-four weeks ended June 15, 2024 and June 17, 2023, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 15, 2024 and June 17, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 30, 2023, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for the fiscal year then ended (not presented herein); and in our report dated February 8, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2023, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
July 10, 2024

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
During the 12 weeks ended June 15, 2024, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended June 15, 2024, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended June 15, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2023 Form 10-K.
On June 20, 2024, the Mayor and City Council of Baltimore, Maryland filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc. and Frito-Lay North America, Inc., and several other unrelated parties, (the Baltimore Matter) asserting claims for littering and improper disposal of our packaging, public nuisance, deceptive acts or practices in the conduct of business, design defects rendering our packaging unsafe for the environment and failure to warn that our packaging was a potential source of plastic pollution, allegedly resulting in plastic pollution in Baltimore City. This matter is pending in the Circuit Court for Baltimore City, Maryland. The lawsuit does not specify the amount of damages sought and we believe we have strong defenses to each of these claims. In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the Baltimore Matter, the NYS Matter (as defined in our 2023 Form 10-K) and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2023 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 15, 2024 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/23/2024				$7,342
3/24/2024 - 4/20/2024	0.7	$170.23	0.7	(124)
				7,218
4/21/2024 - 5/18/2024	0.4	$178.80	0.4	(71)
				7,147
5/19/2024 - 6/15/2024	0.7	$172.20	0.7	(115)
Total	1.8	$172.87	1.8	$7,032
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

ITEM 5. Other Information.
During the 12 weeks ended June 15, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 48.

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
Exhibit 99.1
364-Day Credit Agreement, dated as of May 24, 2024, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2024.

Exhibit 99.2
Five-Year Credit Agreement, dated as of May 24, 2024, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2024.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 10, 2024	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 10, 2024	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)