Form 10-Q
period 2024-09-07
PEPSICO INC
filed 2024-10-08
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2024 (36 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 1, 2024 was 1,371,989,025.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Net Revenue	$23,319	$23,453	$64,070	$63,621
Cost of sales	10,396	10,675	28,563	28,784
Gross profit	12,923	12,778	35,507	34,837
Selling, general and administrative expenses	9,051	8,763	24,870	24,534
Operating Profit	3,872	4,015	10,637	10,303
Other pension and retiree medical benefits income	41	62	155	183
Net interest expense and other	(219)	(201)	(655)	(602)
Income before income taxes	3,694	3,876	10,137	9,884
Provision for income taxes	749	760	2,045	2,053
Net income	2,945	3,116	8,092	7,831
Less: Net income attributable to noncontrolling interests	15	24	37	59
Net Income Attributable to PepsiCo	$2,930	$3,092	$8,055	$7,772
Net Income Attributable to PepsiCo per Common Share
Basic	$2.13	$2.25	$5.86	$5.64
Diluted	$2.13	$2.24	$5.84	$5.62
Weighted-average common shares outstanding
Basic	1,373	1,376	1,374	1,377
Diluted	1,378	1,383	1,379	1,384

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Net income	$2,945	$3,116	$8,092	$7,831
Other comprehensive loss, net of taxes:
Net currency translation adjustment	(512)	2	(961)	(431)
Net change on cash flow hedges	(24)	(11)	21	(46)
Net pension and retiree medical adjustments	21	(8)	41	(18)
Net change on available-for-sale debt securities and other	(351)	3	(219)	3
	(866)	(14)	(1,118)	(492)
Comprehensive income	2,079	3,102	6,974	7,339
Less: Comprehensive income attributable to noncontrolling interests	15	24	37	59
Comprehensive Income Attributable to PepsiCo	$2,064	$3,078	$6,937	$7,280

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/7/2024	9/9/2023
Operating Activities
Net income	$8,092	$7,831
Depreciation and amortization	2,118	1,973
Impairment and other charges	10	102
Product recall-related impact	184	—
Cash payments for product recall-related impact	(138)	—
Operating lease right-of-use asset amortization	438	384
Share-based compensation expense	260	267
Restructuring and impairment charges	415	287
Cash payments for restructuring charges	(284)	(283)
Pension and retiree medical plan expenses	114	93
Pension and retiree medical plan contributions	(300)	(374)
Deferred income taxes and other tax charges and credits	124	343
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(579)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(1,521)	(1,699)
Inventories	(492)	(473)
Prepaid expenses and other current assets	(200)	(242)
Accounts payable and other current liabilities	(2,312)	(859)
Income taxes payable	426	512
Other, net	(135)	77
Net Cash Provided by Operating Activities	6,220	7,630

Investing Activities
Capital spending	(2,850)	(2,537)
Sales of property, plant and equipment	177	131
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(31)	(132)
Other divestitures, sales of investments in noncontrolled affiliates and other assets	145	75
Short-term investments, by original maturity:
More than three months - purchases	(425)	(555)
More than three months - maturities	—	554
More than three months - sales	—	12
Three months or less, net	4	24
Other investing, net	15	49
Net Cash Used for Investing Activities	(2,965)	(2,379)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/7/2024	9/9/2023
Financing Activities
Proceeds from issuances of long-term debt	$4,014	$2,986
Payments of long-term debt	(2,883)	(2,253)
Short-term borrowings, by original maturity:
More than three months - proceeds	3,808	4,688
More than three months - payments	(4,177)	(1,037)
Three months or less, net	101	1,395
Cash dividends paid	(5,369)	(4,941)
Share repurchases	(760)	(751)
Proceeds from exercises of stock options	138	100
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(132)	(135)
Other financing	(22)	(18)
Net Cash (Used for)/Provided by Financing Activities	(5,282)	34
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(391)	(254)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(2,418)	5,031
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,761	5,100
Cash and Cash Equivalents and Restricted Cash, End of Period	$7,343	$10,131

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$869	$705
Debt discharged via legal defeasance	$—	$94

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	9/7/2024	12/30/2023
ASSETS
Current Assets
Cash and cash equivalents	$7,308	$9,711
Short-term investments	743	292
Accounts and notes receivable, less allowance ($166 and $175, respectively)	12,088	10,815
Inventories:
Raw materials and packaging	2,559	2,388
Work-in-process	131	104
Finished goods	2,954	2,842
	5,644	5,334
Prepaid expenses and other current assets	1,069	798
Total Current Assets	26,852	26,950
Property, plant and equipment	55,466	54,439
Accumulated depreciation	(28,278)	(27,400)
Property, Plant and Equipment, net	27,188	27,039
Amortizable Intangible Assets, net	1,132	1,199
Goodwill	17,709	17,728
Other Indefinite-Lived Intangible Assets	13,725	13,730
Investments in Noncontrolled Affiliates	2,645	2,714
Deferred Income Taxes	4,321	4,474
Other Assets	6,941	6,661
Total Assets	$100,513	$100,495

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,524	$6,510
Accounts payable and other current liabilities	23,791	25,137
Total Current Liabilities	30,315	31,647
Long-Term Debt Obligations	38,490	37,595
Deferred Income Taxes	3,684	3,895
Other Liabilities	8,419	8,721
Total Liabilities	80,908	81,858
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,373 and 1,374 shares, respectively)	23	23
Capital in excess of par value	4,281	4,261
Retained earnings	72,607	70,035
Accumulated other comprehensive loss	(16,652)	(15,534)
Repurchased common stock, in excess of par value (494 and 493 shares, respectively)	(40,806)	(40,282)
Total PepsiCo Common Shareholders’ Equity	19,453	18,503
Noncontrolling interests	152	134
Total Equity	19,605	18,637
Total Liabilities and Equity	$100,513	$100,495

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/7/2024		9/9/2023		9/7/2024		9/9/2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,374	$23	1,377	$23	1,374	$23	1,377	$23
Change in repurchased common stock	(1)	—	(2)	—	(1)	—	(2)	—
Balance, end of period	1,373	23	1,375	23	1,373	23	1,375	23
Capital in Excess of Par Value
Balance, beginning of period		4,203		4,082		4,261		4,134
Share-based compensation expense		76		88		255		267
Stock option exercises, RSUs and PSUs converted		9		3		(95)		(108)
Withholding tax on RSUs and PSUs converted		(1)		(16)		(132)		(135)
Other		(6)		(3)		(8)		(4)
Balance, end of period		4,281		4,154		4,281		4,154
Retained Earnings
Balance, beginning of period		71,545		69,135		70,035		67,800
Net income attributable to PepsiCo		2,930		3,092		8,055		7,772
Cash dividends declared (a)		(1,868)		(1,748)		(5,483)		(5,093)
Balance, end of period		72,607		70,479		72,607		70,479
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,786)		(15,780)		(15,534)		(15,302)
Other comprehensive loss attributable to PepsiCo		(866)		(14)		(1,118)		(492)
Balance, end of period		(16,652)		(15,794)		(16,652)		(15,794)
Repurchased Common Stock
Balance, beginning of period	(493)	(40,539)	(490)	(39,775)	(493)	(40,282)	(490)	(39,506)
Share repurchases	(2)	(294)	(2)	(293)	(5)	(762)	(5)	(759)
Stock option exercises, RSUs and PSUs converted	1	23	—	11	4	233	3	208
Other	—	4	—	1	—	5	—	1
Balance, end of period	(494)	(40,806)	(492)	(40,056)	(494)	(40,806)	(492)	(40,056)
Total PepsiCo Common Shareholders’ Equity		19,453		18,806		19,453		18,806
Noncontrolling Interests
Balance, beginning of period		134		140		134		124
Net income attributable to noncontrolling interest		15		24		37		59
Distributions to noncontrolling interests		—		—		(17)		(15)
Other, net		3		—		(2)		(4)
Balance, end of period		152		164		152		164
Total Equity		$19,605		$18,970		$19,605		$18,970

(a)Cash dividends declared per common share were $1.355 and $1.265 for the 12 weeks ended September 7, 2024 and September 9, 2023, respectively, and $3.975 and $3.68 for the 36 weeks ended September 7, 2024 and September 9, 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 30, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (2023 Form 10-K). This report should be read in conjunction with our 2023 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 7, 2024 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 7, 2024 and September 9, 2023, and the months of January through August are reflected in our results for the 36 weeks ended September 7, 2024 and September 9, 2023.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from volatile geopolitical conditions and changes in the interest rate and inflationary cost environment have made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
Net revenue of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
FLNA	$5,888	$5,954	$17,438	$17,441
QFNA	648	747	1,802	2,208
PBNA	7,175	7,161	19,860	19,714
LatAm	2,915	3,055	8,027	7,688
Europe	3,946	3,704	9,397	9,018
AMESA	1,552	1,615	4,184	4,202
APAC	1,195	1,217	3,362	3,350
Total	$23,319	$23,453	$64,070	$63,621
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	12 Weeks Ended
	9/7/2024		9/9/2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	10%	90%
Europe	51%	49%	50%	50%
AMESA	31%	69%	31%	69%
APAC	26%	74%	27%	73%
PepsiCo	44%	56%	43%	57%

	36 Weeks Ended
	9/7/2024		9/9/2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	9%	91%
Europe	48%	52%	49%	51%
AMESA	32%	68%	31%	69%
APAC	23%	77%	23%	77%
PepsiCo	43%	57%	42%	58%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, was 37% and 36% of our consolidated net revenue in the 12 and 36 weeks ended September 7, 2024, respectively, and 36% of our consolidated net revenue in the 12 and 36 weeks ended September 9, 2023. Generally, our finished goods beverage operations produce higher net revenue but lower operating margin as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
Operating profit of each division is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
FLNA	$1,523	$1,669	$4,669	$4,915
QFNA (a)	97	135	133	452
PBNA (b)	914	970	2,411	2,176
LatAm	595	593	1,717	1,549
Europe	728	659	1,550	1,206
AMESA	197	238	590	656
APAC	262	239	718	689
Total divisions	4,316	4,503	11,788	11,643
Corporate unallocated expenses (c)	(444)	(488)	(1,151)	(1,340)
Total	$3,872	$4,015	$10,637	$10,303
(a)In the 36 weeks ended September 7, 2024, we recorded a pre-tax charge of $184 million ($141 million after-tax or $0.10 per share) associated with a previously announced voluntary recall of certain bars and cereals in our QFNA division (Quaker Recall) with $174 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs, $7 million recorded in selling, general and administrative expenses and $3 million recorded in other pension and retiree medical benefits income, which is not included in operating profit.
(b)In the 36 weeks ended September 9, 2023, we recorded our proportionate 39% share of Tropicana Brands Group’s (TBG) impairment of indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our equity method investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses. See Note 9 for further information.
(c)In the 36 weeks ended September 7, 2024 and September 9, 2023, we recorded a pre-tax gain of $76 million ($57 million after-tax or $0.04 per share) and $85 million ($65 million after-tax or $0.05 per share), respectively, in selling, general and administrative expenses as a result of the sale of corporate assets.

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

Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
We publicly announced a multi-year productivity plan on February 15, 2019 (2019 Productivity Plan) that leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	10%	1%	30%	10%	25%	5%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Cost of sales	$10	$4	$16	$10
Selling, general and administrative expenses	228	79	377	278
Other pension and retiree medical benefits expense/(income) (a)	7	—	22	(1)
Total restructuring and impairment charges	$245	$83	$415	$287
After-tax amount	$195	$67	$325	$228
Impact on net income attributable to PepsiCo per common share	$(0.14)	$(0.05)	$(0.24)	$(0.16)

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/7/2024	9/9/2023	9/7/2024	9/9/2023	through 9/7/2024
FLNA	$8	$6	$43	$19	$295
QFNA	—	—	4	—	23
PBNA	128	8	143	18	410
LatAm	11	8	32	19	232
Europe	46	44	83	185	649
AMESA	4	5	7	10	104
APAC	2	2	6	7	91
Corporate	39	10	75	30	392
	238	83	393	288	2,196
Other pension and retiree medical benefits expense/(income) (a)	7	—	22	(1)	119
Total	$245	$83	$415	$287	$2,315
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/7/2024	9/9/2023	9/7/2024	9/9/2023	through 9/7/2024
Severance and other employee costs	$151	$39	$233	$181	$1,283
Asset impairments	30	1	34	1	226
Other costs	64	43	148	105	806
Total	$245	$83	$415	$287	$2,315
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including consulting and other professional fees, as well as contract termination costs.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 7, 2024 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 30, 2023	$188	$—	$9	$197
2024 restructuring charges	233	34	148	415
Cash payments	(131)	—	(153)	(284)
Non-cash charges and translation	(17)	(34)	22	(29)
Liability as of September 7, 2024	$273	$—	$26	$299
Substantially all of the restructuring accrual at September 7, 2024 is expected to be paid by the end of 2025.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/7/2024			12/30/2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$836	$(224)	$612	$840	$(214)	$626
Customer relationships	561	(284)	277	560	(265)	295
Brands	1,087	(996)	91	1,093	(989)	104
Other identifiable intangibles	428	(276)	152	449	(275)	174
Total	$2,912	$(1,780)	$1,132	$2,942	$(1,743)	$1,199

The change in the book value of indefinite-lived intangible assets is as follows:

	Balance 12/30/2023	Translation and Other	Balance 9/7/2024

FLNA
Goodwill	$453	$(2)	$451
Brands	251	—	251
Total	704	(2)	702
QFNA
Goodwill	189	—	189
Total	189	—	189
PBNA
Goodwill	11,961	(8)	11,953
Reacquired franchise rights	7,114	(14)	7,100
Acquired franchise rights	1,737	(3)	1,734
Brands	2,508	—	2,508
Total	23,320	(25)	23,295
LatAm
Goodwill	460	(29)	431
Brands	82	(6)	76
Total	542	(35)	507
Europe
Goodwill	3,166	3	3,169
Reacquired franchise rights	419	2	421
Acquired franchise rights	154	(10)	144
Brands	1,124	20	1,144
Total	4,863	15	4,878
AMESA
Goodwill	991	17	1,008
Brands	137	6	143
Total	1,128	23	1,151
APAC
Goodwill	508	—	508
Brands	204	—	204
Total	712	—	712

Total goodwill	17,728	(19)	17,709
Total reacquired franchise rights	7,533	(12)	7,521
Total acquired franchise rights	1,891	(13)	1,878
Total brands	4,306	20	4,326
Total	$31,458	$(24)	$31,434

Note 5 - Income Taxes
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation incorporating the agreed global minimum tax enacted as of September 7, 2024 did not have a material impact on our financial statements for the 12 and 36 weeks ended September 7, 2024 and is not expected to have a material impact on our 2024 financial statements.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Share-based compensation expense – equity awards	$77	$88	$260	$267
Share-based compensation expense – liability awards	4	7	14	19
Restructuring charges	(1)	—	(5)	—
Total	$80	$95	$269	$286
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/7/2024		9/9/2023
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	2.0	$164.28	2.1	$171.83
RSUs and PSUs	2.3	$164.25	2.1	$171.11
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $19 million and $20 million during the 36 weeks ended September 7, 2024 and September 9, 2023, respectively.
For the 12 weeks ended September 7, 2024 and September 9, 2023, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/7/2024	9/9/2023
Expected life	7 years	7 years
Risk-free interest rate	4.2%	4.2%
Expected volatility	16%	16%
Expected dividend yield	2.9%	2.7%

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/7/2024	9/9/2023	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Service cost	$80	$76	$11	$10	$7	$7
Other pension and retiree medical benefits income:
Interest cost	135	137	36	34	7	7
Expected return on plan assets	(201)	(197)	(50)	(45)	(3)	(3)
Amortization of prior service credits	(6)	(6)	—	(1)	(1)	(1)
Amortization of net losses/(gains)	17	16	6	3	(6)	(6)
Settlement losses	8	—	7	—	—	—
Special termination benefits	8	—	—	—	2	—
Total other pension and retiree medical benefits income	(39)	(50)	(1)	(9)	(1)	(3)
Total	$41	$26	$10	$1	$6	$4

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/7/2024	9/9/2023	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Service cost	$240	$227	$32	$28	$22	$20
Other pension and retiree medical benefits income:
Interest cost	405	411	99	93	22	24
Expected return on plan assets	(604)	(590)	(139)	(126)	(9)	(9)
Amortization of prior service credits	(17)	(18)	(1)	(1)	(3)	(4)
Amortization of net losses/(gains)	53	48	15	8	(18)	(18)
Settlement losses	8	—	9	—	—	—
Special termination benefits	23	(1)	—	—	2	—
Total other pension and retiree medical benefits income	(132)	(150)	(17)	(26)	(6)	(7)
Total	$108	$77	$15	$2	$16	$13
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
In the 36 weeks ended September 7, 2024 and September 9, 2023, we made discretionary contributions of $150 million and $250 million, respectively, to our U.S. qualified defined benefit plans, and $27 million and $17 million, respectively, to our international defined benefit plans.

Note 8 - Debt Obligations
In the 36 weeks ended September 7, 2024, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
Floating rate	February 2027	$300	(b)
4.650%	February 2027	$550	(b)
4.550%	February 2029	$450	(b)
4.700%	February 2034	$450	(b)
4.500%	July 2029	$850
4.800%	July 2034	$650
5.250%	July 2054	$750
(a)Excludes debt issuance costs, discounts and premiums.
(b)Issued through our wholly-owned consolidated finance subsidiary, PepsiCo Singapore Financing I Pte. Ltd., which has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the notes and any other notes that may be issued in the future. The notes are fully and unconditionally guaranteed by PepsiCo, Inc. on a senior unsecured basis and may be assumed at any time by PepsiCo, Inc. as the primary and sole obligor.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 7, 2024, $1.3 billion of U.S. dollar-denominated senior notes, €1.0 billion of euro-denominated senior notes and C$0.8 billion of Canadian dollar-denominated senior notes matured and were paid.
As of September 7, 2024, we had $2.0 billion of commercial paper outstanding, excluding discounts.
In the 36 weeks ended September 7, 2024, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 24, 2029. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2024 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $4.2 billion five-year credit agreement, dated as of May 26, 2023.
Also in the 36 weeks ended September 7, 2024, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 23, 2025. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $4.2 billion 364-day credit agreement, dated as of May 26, 2023.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 7, 2024, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.

Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
In 2024, we included the use of cross-currency contracts to hedge the foreign currency risk associated with our net investment in foreign operations in our hedging strategies.
In the 12 and 36 weeks ended September 7, 2024, we entered into cross-currency interest rate swaps with a total notional amount of $500 million for Chinese renminbi and maturity dates ranging from November 2025 to November 2029. The cross-currency interest rate swaps are designated as net investment hedges to hedge the net assets of certain foreign operations with Chinese renminbi functional currency.
We use the spot method to assess hedge effectiveness for our net investment hedges. Changes in the fair value of the cross-currency interest rate swaps attributable to spot exchange rate changes are recorded in accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment to offset changes in the value of the net investments being hedged. These amounts will remain in accumulated other comprehensive loss until the hedged foreign operation is either sold or substantially liquidated. Excluded components in the form of interest accruals are recorded in net interest expense and other.
Cash flows associated with the settlement of derivative instruments designated as net investment hedges of foreign operations are classified within investing activities.
There have been no other material changes during the 36 weeks ended September 7, 2024 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2023 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 7, 2024 was $171 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 7, 2024.
The notional amounts of our financial instruments used to hedge the above risks as of September 7, 2024 and December 30, 2023 are as follows:

	Notional Amounts(a)
	9/7/2024	12/30/2023
Commodity contracts	$1.4	$1.7
Foreign exchange contracts	$3.1	$3.8
Cross-currency contracts	$1.2	$1.3
Non-derivative debt instruments	$3.1	$3.0
(a)In billions.
As of September 7, 2024 and December 30, 2023 approximately 9% of total debt was subject to variable rates.

Debt Securities
Held-to-Maturity
As of September 7, 2024, we had $46 million of investments in foreign government treasury held-to-maturity debt securities recorded in cash and cash equivalents. As of December 30, 2023, we had $309 million of investments in commercial paper held-to-maturity debt securities recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of September 7, 2024 and December 30, 2023, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
There were no material impairment charges related to investments in available-for-sale debt securities in both the 36 weeks ended September 7, 2024 and September 9, 2023. There were unrealized gains of $347 million as of September 7, 2024 and no unrealized gains or losses as of September 9, 2023 related to investments in available-for-sale debt securities. Related to our Level 3 (significant unobservable inputs) investment in Celsius Holdings, Inc. (Celsius), we recorded an unrealized loss of $453 million and $265 million in other comprehensive income during the 12 and 36 weeks ended September 7, 2024, respectively. Additionally, we recorded a decrease in the investment of $7 million and $14 million due to cash dividends received during the 12 and 36 weeks ended September 7, 2024, respectively. There were no Level 3 investments in available-for-sale debt securities during the 36 weeks ended September 9, 2023.
TBG Investment
In the 36 weeks ended September 9, 2023, we recorded our proportionate 39% share of TBG’s impairment of indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our equity method investment, both of which resulted in pre-tax impairment charges of $113 million ($86 million after-tax or $0.06 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 in the fair value hierarchy. There were no impairment charges recorded in the 36 weeks ended September 7, 2024.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of September 7, 2024 and December 30, 2023 are categorized as follows:

		9/7/2024		12/30/2023
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	2,3	$1,061	$—	$1,334	$—
Index funds (c)	1	$318	$—	$292	$—
Prepaid forward contracts (d)	2	$17	$—	$13	$—
Deferred compensation (e)	2	$—	$490	$—	$477
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (f)	2	$35	$11	$3	$31
Cross-currency contracts (f)	2	—	138	5	135
Commodity contracts (g)	2	4	16	10	24
		$39	$165	$18	$190
Derivatives designated as net investment hedging instruments:
Cross-currency contracts (f)	2	$—	$13	$—	$—
		$—	$13	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts (f)	2	$17	$14	$33	$38
Commodity contracts (g)	2	3	9	5	13
		$20	$23	$38	$51
Total derivatives at fair value (h)		$59	$201	$56	$241
Total		$1,455	$691	$1,695	$718
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
(b)Includes Level 2 assets of $184 million and Level 3 assets of $877 million as of September 7, 2024, and Level 2 assets of $178 million and Level 3 assets of $1,156 million as of December 30, 2023. As of September 7, 2024 and December 30, 2023, $1,061 million and $1,334 million were classified as other assets, respectively. The fair values of our Level 2 investments approximate the transaction price and any accrued returns, as well as the amortized cost. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 5.8% and 8.1% as of September 7, 2024 and December 30, 2023, respectively, based on Celsius’ estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
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
(h)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of September 7, 2024 and December 30, 2023 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.

The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of September 7, 2024 and December 30, 2023 was $42 billion and $41 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Foreign exchange contracts	$(33)	$15	$(3)	$26
Cross-currency contracts	(15)	23	(21)	31
Commodity contracts	75	65	34	24
Total	$27	$103	$10	$81

	36 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Foreign exchange contracts	$(48)	$74	$15	$41
Cross-currency contracts	19	(3)	14	4
Commodity contracts	103	115	85	61
Total	$74	$186	$114	$106
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Cross-currency interest rate swap derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 11 for further information.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Net Income(a)
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Non-derivative debt instruments	$114	$(68)	$—	$—
Cross-currency contracts	13	—	(2)	—
Total	$127	$(68)	$(2)	$—

	36 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Net Income(a)
	9/7/2024	9/9/2023	9/7/2024	9/9/2023
Non-derivative debt instruments	$45	$40	$—	$—
Cross-currency contracts	13	—	(2)	—
Total	$58	$40	$(2)	$—
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps.
Based on current market conditions, we expect to reclassify net losses of $62 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	9/7/2024			9/9/2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$(8)	$(7)	$—	$(7)	$(7)
Commodity contracts	24	36	60	(9)	(65)	(74)
Total	$25	$28	$53	$(9)	$(72)	$(81)

	36 Weeks Ended
	9/7/2024			9/9/2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$34	$35	$(1)	$32	$31
Commodity contracts	9	16	25	27	(12)	15
Total	$10	$50	$60	$26	$20	$46

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/7/2024		9/9/2023
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.13		$2.25
Net income available for PepsiCo common shareholders	$2,930	1,373	$3,092	1,376
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	5	—	7
Diluted	$2,930	1,378	$3,092	1,383
Diluted net income attributable to PepsiCo per common share	$2.13		$2.24

	36 Weeks Ended
	9/7/2024		9/9/2023
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$5.86		$5.64
Net income available for PepsiCo common shareholders	$8,055	1,374	$7,772	1,377
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	5	—	7
Diluted	$8,055	1,379	$7,772	1,384
Diluted net income attributable to PepsiCo per common share	$5.84		$5.62
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 4 million for the 12 and 36 weeks ended September 7, 2024, and was immaterial for the 12 and 36 weeks ended September 9, 2023.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2023 (b)	$(13,255)	$(31)	$(2,719)	$471	$(15,534)
Other comprehensive (loss)/income before reclassifications (c)	(168)	(47)	4	685	474
Amounts reclassified from accumulated other comprehensive loss	—	51	9	—	60
Net other comprehensive (loss)/income	(168)	4	13	685	534
Tax amounts	(14)	(1)	(2)	(162)	(179)
Balance as of March 23, 2024 (b)	(13,437)	(28)	(2,708)	994	(15,179)
Other comprehensive (loss)/income before reclassifications (d)	(295)	3	(1)	(511)	(804)
Amounts reclassified from accumulated other comprehensive loss	—	53	12	—	65
Net other comprehensive (loss)/income	(295)	56	11	(511)	(739)
Tax amounts	28	(14)	(2)	120	132
Balance as of June 15, 2024 (b)	(13,704)	14	(2,699)	603	(15,786)
Other comprehensive (loss)/income before reclassifications (e)	(544)	(34)	—	(460)	(1,038)
Amounts reclassified from accumulated other comprehensive loss	—	7	25	—	32
Net other comprehensive (loss)/income	(544)	(27)	25	(460)	(1,006)
Tax amounts	32	3	(4)	109	140
Balance as of September 7, 2024 (b)	$(14,216)	$(10)	$(2,678)	$252	$(16,652)
(a)The movements during the quarters primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023, $1,280 million as of March 23, 2024, $1,278 million as of June 15, 2024 and $1,274 million as of September 7, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Egyptian pound.
(e)Currency translation adjustment primarily reflects depreciation of the Mexican peso.

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

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2024	9/9/2023	9/7/2024	9/9/2023	Affected Line Item in the Income Statement
Currency translation:
Divestitures	$—	$—	$—	$108	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$(1)	$(3)	Net revenue
Foreign exchange contracts	(2)	26	16	44	Cost of sales
Cross currency contracts and interest rate derivatives	(24)	31	11	4	Selling, general and administrative expenses
Commodity contracts	34	23	85	61	Cost of sales
Commodity contracts	—	1	—	—	Selling, general and administrative expenses
Net losses before tax	7	81	111	106
Tax amounts	(1)	(20)	(28)	(27)
Net losses after tax	$6	$61	$83	$79

Pension and retiree medical items:
Amortization of prior service credits	$(7)	$(8)	$(21)	$(23)	Other pension and retiree medical benefits income
Amortization of net losses	17	13	50	38	Other pension and retiree medical benefits income
Settlement losses	15	—	17	—	Other pension and retiree medical benefits income
Net losses before tax	25	5	46	15
Tax amounts	(5)	(1)	(9)	(3)
Net losses after tax	$20	$4	$37	$12

Total net losses reclassified, net of tax	$26	$65	$120	$199
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of September 7, 2024 and December 30, 2023, $1.6 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2023 Form 10-K.
Note 13 - Subsequent Event
On October 1, 2024, we entered into a definitive agreement to acquire all of the outstanding shares of Garza Food Ventures LLC, doing business as Siete Foods, a Mexican-American foods business, for approximately $1.2 billion in cash. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date. The transaction is subject to certain regulatory approvals and other customary closing conditions. Closing is expected in the first half of 2025.

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
Risks Associated with Commodities and Our Supply Chain
During the 12 and 36 weeks ended September 7, 2024, we continued to experience higher operating costs, including on transportation and labor costs, which may continue for the remainder of 2024. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including the ongoing conflict in Ukraine, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, have impacted and may continue to impact transportation and labor costs. When prices increase, we may or may not pass on such increases to our customers, which may result in reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
In the 12 weeks ended September 7, 2024, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 7, 2024, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 7, 2024, our operations outside of the United States generated 43% of our consolidated net revenue, with Mexico, Canada, Russia, China, the United Kingdom, Brazil and South Africa comprising approximately 25% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 7, 2024, unfavorable foreign exchange negatively impacted net revenue performance by 2 percentage points primarily due to declines in the Egyptian pound, Mexican peso and Brazilian real. In the 36 weeks ended September 7, 2024, unfavorable foreign exchange reduced net revenue growth by 1 percentage point primarily due to declines in the Egyptian pound and Russian ruble, partially offset by an appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations in certain of these international markets (including restrictions on the transfer of funds to and from certain markets), as well as the threat or imposition of new or expanded tariffs, sanctions or export controls have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency devaluation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 5% and 4% of our consolidated net revenue during the 12 and 36 weeks ended September 7, 2024, respectively.

Russia accounted for 4% of our consolidated assets, including 8% of our consolidated cash and cash equivalents, and 33% of our accumulated currency translation adjustment loss as of September 7, 2024.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 7, 2024 and December 30, 2023 and Note 9 to our consolidated financial statements in our 2023 Form 10-K for a discussion of these items.
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
OECD Global Minimum Tax
Numerous countries have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed global minimum tax effective in 2024. Legislation incorporating the agreed global minimum tax enacted as of September 7, 2024 is not expected to have a material impact on our 2024 financial statements. More countries are expected to enact similar legislation, with widespread implementation of a global minimum tax by 2025. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by countries and evaluate the potential impact on our business in future periods.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended September 7, 2024 and September 9, 2023 include volume outside of North America for the months of June, July and August. The 36 weeks ended September 7, 2024 and September 9, 2023 include volume outside of North America for the months of January through August.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/7/2024	9/9/2023	Change	9/7/2024	9/9/2023	Change
Net revenue	$23,319	$23,453	(1)%	$64,070	$63,621	1%
Operating profit	$3,872	$4,015	(4)%	$10,637	$10,303	3%
Operating margin	16.6%	17.1%	(0.5)	16.6%	16.2%	0.4
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 4% and operating margin decreased 0.5 percentage points. Operating profit performance was primarily driven by certain operating cost increases, a decline in organic volume, a 4-percentage-point impact of higher restructuring charges and a 3-percentage-point impact of net mark-to-market losses on commodity derivatives. These impacts were partially offset by effective net pricing and productivity savings.

36 Weeks
Operating profit increased 3% and operating margin increased slightly. Operating profit growth was primarily driven by effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases and a decline in organic volume.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/7/2024	9/9/2023	Change	9/7/2024	9/9/2023	Change
Other pension and retiree medical benefits income	$41	$62	$(21)	$155	$183	$(28)
Net interest expense and other	$219	$201	$18	$655	$602	$53
Tax rate	20.3%	19.6%		20.2%	20.8%
Net income attributable to PepsiCo	$2,930	$3,092	(5)%	$8,055	$7,772	4%
Net income attributable to PepsiCo per common share – diluted	$2.13	$2.24	(5)%	$5.84	$5.62	4%
12 Weeks
Other pension and retiree medical benefits income decreased $21 million, primarily reflecting settlement charges related to certain U.S. and international defined benefit plans and the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan, partially offset by the recognition of gains on plan assets and impact of discretionary plan contributions.
Net interest expense and other increased $18 million, due to higher interest rates on debt, lower average cash balances and higher average debt balances, partially offset by higher interest rates on average cash balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate increased 0.7 percentage points, primarily as a result of an intercompany tax loss in the prior year, partially offset by the release of a tax reserve in a foreign jurisdiction in the current year.
36 Weeks
Other pension and retiree medical benefits income decreased $28 million, primarily reflecting the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan and settlement charges related to certain U.S. and international defined benefit plans, partially offset by the recognition of gains on plan assets and impact of discretionary plan contributions.
Net interest expense and other increased $53 million, due to higher interest rates on debt and higher average debt balances, partially offset by higher average cash balances, higher interest rates on average cash balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate decreased 0.6 percentage points, primarily reflecting the release of a valuation allowance in a foreign jurisdiction in the current year.
Results of Operations – Division Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 7, 2024 and September 9, 2023, and the months January through August are reflected in our results for the 36 weeks ended September 7, 2024 and September 9, 2023.

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
Net Revenue and Organic Revenue Growth
Organic revenue growth is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 9/7/2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	(1)%	—	—	(1)%	(1)	0.5
QFNA (c)	(13)%	—	—	(13)%	(13)	—
PBNA	—%	—	—	1%	(3)	3
LatAm	(5)%	7	—	3%	(2)	4
Europe	7%	—	—	6%	1	5
AMESA	(4)%	11	—	6%	(3.5)	10
APAC	(2)%	1	—	(1)%	(1)	—
Total	(1)%	2	—	1%	(2)	3

	36 Weeks Ended 9/7/2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	—%	—	—	—%	(2)	2
QFNA (c)	(18)%	—	—	(18)%	(17)	(1)
PBNA	1%	—	—	1%	(4)	5
LatAm	4%	(1)	—	4%	(2.5)	6
Europe	4%	3	—	7%	2	6
AMESA	—%	9	—	8%	—	8
APAC	—%	3	—	3%	3	—
Total	1%	1	—	2%	(2)	4
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, the impact of organic volume on net revenue performance differs from the unit volume change disclosed in the following divisional discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise-owned beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). We report net revenue from our franchise-owned beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.
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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	12 Weeks Ended 9/7/2024
	Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges	Product recall-related impact(b)	Core, Non-GAAP Measure
FLNA	$1,523	$—	$8	$—	$—	$—	$1,531
QFNA	97	—	—	—	—	(1)	96
PBNA	914	—	128	5	—	—	1,047
LatAm	595	—	11	—	—	—	606
Europe	728	—	46	—	10	—	784
AMESA	197	—	4	—	—	—	201
APAC	262	—	2	—	—	—	264
Corporate unallocated expenses	(444)	52	39	—	—	—	(353)
Total	$3,872	$52	$238	$5	$10	$(1)	$4,176

	12 Weeks Ended 9/9/2023
	Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$1,669	$—	$6	$—	$—	$1,675
QFNA	135	—	—	—	—	135
PBNA	970	—	8	2	—	980
LatAm	593	—	8	—	—	601
Europe	659	—	44	—	(1)	702
AMESA	238	—	5	—	6	249
APAC	239	—	2	—	—	241
Corporate unallocated expenses	(488)	(85)	10	9	—	(554)
Total	$4,015	$(85)	$83	$11	$5	$4,029

	36 Weeks Ended 9/7/2024
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$4,669	$—	$43	$—	$—	$—	$4,712
QFNA	133	—	4	—	—	181	318
PBNA	2,411	—	143	7	—	—	2,561
LatAm	1,717	—	32	—	—	—	1,749
Europe	1,550	—	83	—	10	—	1,643
AMESA	590	—	7	—	—	—	597
APAC	718	—	6	—	—	—	724
Corporate unallocated expenses	(1,151)	8	75	—	—	—	(1,068)
Total	$10,637	$8	$393	$7	$10	$181	$11,236

	36 Weeks Ended 9/9/2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges(b)	Impairment and other charges/credits(b)	Core, Non-GAAP Measure
FLNA	$4,915	$—	$19	$—	$—	$4,934
QFNA	452	—	—	—	—	452
PBNA	2,176	—	18	12	113	2,319
LatAm	1,549	—	19	—	2	1,570
Europe	1,206	—	185	(2)	(6)	1,383
AMESA	656	—	10	1	(7)	660
APAC	689	—	7	—	—	696
Corporate unallocated expenses	(1,340)	(23)	30	9	—	(1,324)
Total	$10,303	$(23)	$288	$20	$102	$10,690
(a)See “Items Affecting Comparability” for further information.
(b)Income amounts represent adjustments for changes in estimates of previously recorded amounts.
Operating Profit Performance and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	12 Weeks Ended 9/7/2024
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(9)%	—	—	—	—	—	(9)%	—	(9)%
QFNA	(28)%	—	—	—	—	—	(28)%	—	(28)%
PBNA	(6)%	—	12	—	—	—	7%	—	7%
LatAm	—%	—	1	—	—	—	1%	8	9%
Europe	11%	—	—	—	1	—	12%	—	11%
AMESA	(17)%	—	—	—	(2)	—	(19)%	10	(9)%
APAC	10%	—	—	—	—	—	9%	2	11%
Corporate unallocated expenses	(9)%	(24)	(5)	2	—	—	(36)%	—	(36)%
Total	(4)%	3	4	—	—	—	4%	2	6%

	36 Weeks Ended 9/7/2024
		Impact of Items Affecting Comparability(a)						Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(5)%	—	0.5	—	—	—	(4.5)%	—	(4)%
QFNA	(71)%	—	1	—	—	40	(30)%	—	(30)%
PBNA	11%	—	5	—	(5)	—	10%	—	11%
LatAm	11%	—	1	—	—	—	11%	(2)	10%
Europe	29%	—	(12)	—	2	—	19%	4	23%
AMESA	(10)%	—	—	—	1	—	(10)%	7	(3)%
APAC	4%	—	—	—	—	—	4%	3.5	8%
Corporate unallocated expenses	(14)%	(2.5)	(4)	1	—	—	(19)%	—	(19)%
Total	3%	—	1	—	(1)	2	5%	1	6%
(a)See “Items Affecting Comparability” for further information.
(b)Amounts may not sum due to rounding.

FLNA
12 Weeks
Net revenue decreased 1%, primarily driven by a decrease in organic volume, partially offset by effective net pricing.
Unit volume declined 1.5%, primarily driven by a high-single-digit decline in trademark Tostitos, a mid-single-digit decline in trademark Cheetos and a low-single-digit decline in variety packs, partially offset by mid-single-digit growth in trademark Lay’s.
Operating profit decreased 9%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by productivity savings and a 2-percentage-point impact of lower commodity costs, primarily driven by cooking oil.
36 Weeks
Net revenue decreased slightly, primarily driven by a decrease in organic volume, offset by effective net pricing.
Unit volume declined 2%, primarily driven by mid-single-digit declines in trademark Tostitos and trademark Cheetos and a low-single-digit decline in variety packs, partially offset by double-digit growth in trademark Chester’s.
Operating profit decreased 5%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by productivity savings and the effective net pricing.
QFNA
12 Weeks
Net revenue decreased 13%, driven by a decrease in organic volume, which was negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 13%, primarily driven by double-digit declines in bars, oatmeal and ready-to-eat cereals. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit decreased 28%, primarily reflecting the decline in organic volume and certain operating cost increases, partially offset by productivity savings, effective net pricing and lower advertising and marketing expenses.
36 Weeks
Net revenue decreased 18%, driven by a decrease in organic volume, which was negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 17%, primarily driven by double-digit declines in bars, ready-to-eat cereals, oatmeal and pancake syrup and mix. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit decreased 71%, primarily reflecting a 40-percentage-point impact of charges associated with the Quaker Recall, the net revenue performance and certain operating cost increases, partially offset by productivity savings and lower advertising and marketing expenses.

PBNA
12 Weeks
Net revenue increased slightly, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 3%, driven by 3% declines in non-carbonated beverage (NCB) volume and carbonated soft drink (CSD) volume. The NCB volume decline primarily reflected a mid-single-digit decline in our overall water portfolio and a high-single-digit decline in our Lipton ready-to-drink tea portfolio, partially offset by low-single-digit growth in Gatorade sports drinks.
Operating profit decreased 6%, primarily driven by certain operating cost increases, a 12-percentage-point impact of higher restructuring charges, the decrease in organic volume and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings.
36 Weeks
Net revenue increased 1%, primarily driven by effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 3.5%, driven by a 5% decline in NCB volume and a 2.5% decline in CSD volume. The NCB volume decline primarily reflected high-single-digit declines in our overall water portfolio and our Lipton ready-to-drink tea portfolio and a mid-single-digit decline in our Gatorade sports drinks, partially offset by high-single-digit growth in our energy portfolio.
Operating profit increased 11%, primarily driven by the effective net pricing and productivity savings. Additionally, impairment charges related to our TBG investment and net unfavorable insurance adjustments in the prior year contributed 5 percentage points and 3 percentage points, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases, the decrease in organic volume and a 5-percentage-point impact of higher restructuring charges.
LatAm
12 Weeks
Net revenue decreased 5%, reflecting a 7-percentage-point impact of unfavorable foreign exchange and a decline in organic volume, partially offset by effective net pricing.
Convenient foods unit volume declined 2%, primarily reflecting a low-single-digit decline in Mexico, partially offset by low-single-digit growth in Brazil.
Beverage unit volume declined 1%, primarily reflecting a double-digit decline in Colombia and mid-single-digit declines in Guatemala and Argentina, partially offset by high-single-digit growth in Brazil and low-single-digit growth in Mexico.
Operating profit increased slightly, primarily reflecting the effective net pricing, productivity savings and a 10-percentage-point impact of lower commodity costs, primarily grains and cooking oil. These impacts were partially offset by certain operating cost increases, an 8-percentage-point impact of unfavorable foreign exchange, the decline in organic volume and higher advertising and marketing expenses.
36 Weeks
Net revenue increased 4%, primarily reflecting effective net pricing, partially offset by a net decline in organic volume.

Convenient foods unit volume declined 3%, primarily reflecting double-digit declines in Peru and Argentina, partially offset by low-single-digit growth in Brazil. Additionally, Mexico experienced a low-single-digit decline.
Beverage unit volume grew 1%, primarily reflecting low-single-digit growth in Mexico and Guatemala and high-single-digit growth in Brazil, partially offset by a double-digit decline in Colombia, high-single-digit declines in Argentina and Peru and a low-single-digit decline in Chile.
Operating profit increased 11%, primarily reflecting the effective net pricing, productivity savings and a 6-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases, the net decline in organic volume and higher advertising and marketing expenses.
Europe
12 Weeks
Net revenue increased 7%, primarily reflecting effective net pricing.
Convenient foods unit volume grew 1%, primarily reflecting mid-single-digit growth in the United Kingdom and low-single-digit growth in Russia, partially offset by a double-digit decline in France, a mid-single-digit decline in the Netherlands, a low-single-digit decline in Spain and a slight decline in Turkey.
Beverage unit volume grew slightly, primarily reflecting mid-single-digit growth in Russia and low-single-digit growth in Germany and the United Kingdom, partially offset by a high-single-digit decline in France and a slight decline in Turkey.
Operating profit increased 11%, primarily reflecting the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases, a 7-percentage-point unfavorable impact of an insurance recovery in the prior year, higher advertising and marketing expenses and a 4-percentage-point impact of higher commodity costs, driven by transaction-related foreign exchange.
36 Weeks
Net revenue increased 4%, reflecting effective net pricing and organic volume growth, partially offset by a 3-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 3%, primarily reflecting high-single-digit growth in Russia, mid-single-digit growth in Turkey and low-single-digit growth in the United Kingdom, partially offset by a double-digit decline in France and a low-single-digit decline in the Netherlands.
Beverage unit volume grew 2%, primarily reflecting high-single-digit growth in Russia and low-single-digit growth in the United Kingdom and Turkey, partially offset by a high-single-digit decline in France. Additionally, Germany experienced low-single-digit growth.
Operating profit increased 29%, primarily reflecting the net revenue growth, productivity savings and a 12-percentage-point favorable impact of lower restructuring charges. These impacts were partially offset by certain operating cost increases, a 6-percentage-point impact of higher commodity costs, driven by transaction-related foreign exchange, higher advertising and marketing costs, a 4-percentage-point impact of unfavorable foreign exchange translation and a 3.5-percentage-point unfavorable impact of an insurance recovery in the prior year.

AMESA
12 Weeks
Net revenue decreased 4%, primarily reflecting an 11-percentage-point impact of unfavorable foreign exchange, driven primarily by the weakening of the Egyptian pound, and an organic volume decline, partially offset by effective net pricing.
Convenient foods unit volume declined 3%, primarily reflecting double-digit declines in the Middle East and Pakistan, partially offset by slight growth in South Africa and high-single-digit growth in India.
Beverage unit volume declined 2%, primarily reflecting a mid-single-digit decline in the Middle East, a double-digit decline in Nigeria and a low-single-digit decline in Pakistan, partially offset by high-single-digit growth in India.
Operating profit decreased 17%, primarily reflecting certain operating cost increases; a 32-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and other ingredients, largely driven by transaction-related foreign exchange; the organic volume decline; a 10-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Egyptian pound; and a 4-percentage-point unfavorable impact of a prior-year remeasurement gain on one of our investments. These impacts were partially offset by the effective net pricing and productivity savings.
36 Weeks
Net revenue decreased slightly, primarily reflecting a 9-percentage-point impact of unfavorable foreign exchange, partially offset by effective net pricing.
Convenient foods unit volume grew slightly, primarily reflecting low-single-digit growth in South Africa and double-digit growth in India, partially offset by double-digit declines in the Middle East and Pakistan.
Beverage unit volume grew 0.5%, primarily reflecting double-digit growth in India, partially offset by high-single-digit declines in Pakistan and Nigeria and a low-single-digit decline in the Middle East.
Operating profit decreased 10%, primarily reflecting certain operating cost increases, a 27-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and sweeteners, largely driven by transaction-related foreign exchange, and a 7-percentage-point impact of unfavorable foreign exchange translation. These impacts were partially offset by the effective net pricing and productivity savings.
APAC
12 Weeks
Net revenue decreased 2%, primarily reflecting a 1-percentage-point impact of unfavorable foreign exchange and a net organic volume decline.
Convenient foods unit volume grew 1%, primarily reflecting double-digit growth in Thailand and mid-single-digit growth in Australia, partially offset by a low-single-digit decline in China.
Beverage unit volume declined 3%, primarily reflecting a high-single-digit decline in China, partially offset by double-digit growth in Vietnam, mid-single-digit growth in the Philippines and low-single-digit growth in Thailand.
Operating profit increased 10%, primarily reflecting productivity savings, lower advertising and marketing expenses and a 3-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and the net organic volume decline.

36 Weeks
Net revenue increased slightly, primarily reflecting net organic volume growth, partially offset by a 3-percentage-point impact of unfavorable foreign exchange.
Convenient foods unit volume grew 4%, primarily reflecting high-single-digit growth in Thailand and mid-single-digit growth in Australia and China.
Beverage unit volume declined 1%, primarily reflecting a mid-single-digit decline in China, partially offset by high-single-digit growth in Vietnam and Thailand and mid-single-digit growth in the Philippines.
Operating profit increased 4%, primarily reflecting productivity savings, the net revenue growth and a 3-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and a 3.5-percentage-point impact of unfavorable foreign exchange.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/7/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,396	$12,923	$9,051	$3,872	$41	$749	$15	$2,930
Items Affecting Comparability
Mark-to-market net impact	(19)	19	(33)	52	—	12	—	40
Restructuring and impairment charges	(10)	10	(228)	238	7	50	2	193
Acquisition and divestiture-related charges	—	—	(5)	5	—	1	—	4
Impairment and other charges	—	—	(10)	10	—	2	—	8
Product recall-related impact	1	(1)	—	(1)	3	—	—	2
Pension and retiree medical-related impact	—	—	—	—	15	3	—	12
Core, Non-GAAP Measure	$10,368	$12,951	$8,775	$4,176	$66	$817	$17	$3,189

	12 Weeks Ended 9/9/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$10,675	$12,778	$8,763	$4,015	$760	$3,092
Items Affecting Comparability
Mark-to-market net impact	16	(16)	69	(85)	(21)	(64)
Restructuring and impairment charges	(4)	4	(79)	83	17	66
Acquisition and divestiture-related charges	—	—	(11)	11	2	9
Impairment and other charges	—	—	(5)	5	1	4
Core, Non-GAAP Measure	$10,687	$12,766	$8,737	$4,029	$759	$3,107

	36 Weeks Ended 9/7/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,563	$35,507	$24,870	$10,637	$155	$2,045	$37	$8,055
Items Affecting Comparability
Mark-to-market net impact	13	(13)	(21)	8	—	2	—	6
Restructuring and impairment charges	(16)	16	(377)	393	22	90	1	324
Acquisition and divestiture-related charges	—	—	(7)	7	—	2	—	5
Impairment and other charges	—	—	(10)	10	—	2	—	8
Product recall-related impact	(174)	174	(7)	181	3	43	—	141
Pension and retiree medical-related impact	—	—	—	—	17	3	—	14
Core, Non-GAAP Measure	$28,386	$35,684	$24,448	$11,236	$197	$2,187	$38	$8,553

	36 Weeks Ended 9/9/2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$28,784	$34,837	$24,534	$10,303	$183	$2,053	$59	$7,772
Items Affecting Comparability
Mark-to-market net impact	3	(3)	20	(23)	—	(6)	—	(17)
Restructuring and impairment charges	(10)	10	(278)	288	(1)	60	1	226
Acquisition and divestiture-related charges	—	—	(20)	20	—	4	—	16
Impairment and other charges/credits	5	(5)	(107)	102	—	29	—	73
Core, Non-GAAP Measure	$28,782	$34,839	$24,149	$10,690	$182	$2,140	$60	$8,070
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				36 Weeks Ended
	9/7/2024		9/9/2023	Change	9/7/2024	9/9/2023	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$2.13		$2.24	(5)%	$5.84	$5.62	4%
Mark-to-market net impact	0.03		(0.05)		—	(0.01)
Restructuring and impairment charges	0.14		0.05		0.24	0.16
Acquisition and divestiture-related charges	—		0.01		—	0.01
Impairment and other charges/credits	0.01		—		0.01	0.05
Product recall-related impact	—		—		0.10	—
Pension and retiree medical-related impact	0.01		—		0.01	—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.31	(a)	$2.25	3%	$6.20	$5.83	6%
Impact of foreign exchange translation				2			1
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				5%			7%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan, publicly announced on February 15, 2019, leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2022, we expanded and extended the plan through the end of 2028 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan-to-date through September 7, 2024, we have incurred pre-tax charges of $2.3 billion, including cash expenditures of $1.7 billion. For the remainder of 2024, we expect to incur pre-tax charges of approximately $300 million and cash expenditures of approximately $200 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2025, with the balance to be incurred through 2028. Charges include severance and other employee costs, asset impairments and other costs.

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
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include merger and integration charges and costs associated with divestitures, primarily consulting, advisory and other professional fees.
Impairment and Other Charges/Credits
We recognized impairment charges related to our investment in TBG and as a result of our quantitative assessments of certain of our indefinite-lived intangible assets. We also recognized adjustments to charges recorded in prior years from changes in estimates of previously recorded amounts.
Product Recall-Related Impact
We recognized property, plant and equipment write-offs, employee severance costs and other costs in our QFNA division associated with a previously announced voluntary recall of certain bars and cereals.
See Note 1 to our condensed consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges related to lump sum distributions exceeding the total of annual service and interest costs.
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
As of September 7, 2024, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of September 7, 2024, our mandatory transition tax liability was $1.7 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2023 Form 10-K for further discussion of the TCJ Act.

Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 36 weeks ended September 7, 2024, net cash provided by operating activities was $6.2 billion, compared to net cash provided by operating activities of $7.6 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons.
Investing Activities
During the 36 weeks ended September 7, 2024, net cash used for investing activities was $3.0 billion, primarily reflecting net capital spending.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 36 weeks ended September 7, 2024, net cash used for financing activities was $5.3 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.1 billion, payments of long-term debt borrowings of $2.9 billion and net payments of short-term borrowings of $0.3 billion, partially offset by proceeds from the issuances of long-term debt of $4.0 billion.
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

	36 Weeks Ended
	9/7/2024	9/9/2023
Net cash provided by operating activities, GAAP measure	$6,220	$7,630
Capital spending	(2,850)	(2,537)
Sales of property, plant and equipment	177	131
Free cash flow, non-GAAP measure	$3,547	$5,224
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
Changes in line items in the balance sheet are discussed below:
Total Assets
Total assets were $100.5 billion as of both September 7, 2024 and December 30, 2023. Assets were impacted primarily by the following line items:

(Decrease)/Increase(a)
Cash and cash equivalents (b)	$(2.4)
Accounts and notes receivable, less allowance (c)	$1.3
Total Liabilities
As of September 7, 2024, total liabilities were $80.9 billion, compared to $81.9 billion as of December 30, 2023. The change in total liabilities is primarily driven by the following line item:

(Decrease)/Increase(a)
Accounts payable and other current liabilities (d)	$(1.3)
(a)In billions.
(b)Refer to the cash flow statement for further information.
(c)Primarily reflects favorable operating performance.
(d)Primarily reflects timing of payments, combined with a decrease in capital expenditure payables.

Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 7, 2024, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and thirty-six weeks ended September 7, 2024 and September 9, 2023, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 7, 2024 and September 9, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 30, 2023, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for the fiscal year then ended (not presented herein); and in our report dated February 8, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2023 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
October 7, 2024

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
During the 12 weeks ended September 7, 2024, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended September 7, 2024, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended September 7, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2023 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 15, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 7, 2024 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
6/15/2024				$7,032
6/16/2024 - 7/13/2024	0.5	$165.10	0.5	(82)
				6,950
7/14/2024 - 8/10/2024	0.6	$172.24	0.6	(98)
				6,852
8/11/2024 - 9/7/2024	0.6	$174.20	0.6	(114)
Total	1.7	$170.92	1.7	$6,738
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
ITEM 5. Other Information.
During the 12 weeks ended September 7, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 50.

INDEX TO EXHIBITS
ITEM 6

EXHIBIT
Exhibit 3.1
Amended and Restated Articles of Incorporation of PepsiCo, Inc., effective as of May 1, 2019, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

Exhibit 3.2
By-Laws of PepsiCo, Inc., as amended and restated, effective as of September 20, 2024, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2024.

Exhibit 4.1
Form of 4.500% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

Exhibit 4.2
Form of 4.800% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

Exhibit 4.3
Form of 5.250% Senior Note due 2054, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 7, 2024	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 7, 2024	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)