Form 10-K
period 2024-12-28
PEPSICO INC
filed 2025-02-04
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 14, 2024, the last day of business of our most recently completed second fiscal quarter, was $224.8 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of January 28, 2025 was 1,371,499,838.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 28, 2024

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
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, distributes and sells branded convenient foods. These foods include branded dips, Cheetos cheese-flavored snacks, Doritos tortilla chips, Fritos corn chips, Lay’s potato chips, Ruffles potato chips and Tostitos tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In December 2024, we acquired the Strauss Group’s 50% ownership in Sabra Dipping Company, LLC (Sabra) and Sabra became a wholly-owned subsidiary. Sabra makes, markets, distributes and sells Sabra refrigerated dips and spreads.
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
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Bubly, Diet Mountain Dew, Diet Pepsi, Gatorade, Gatorade Zero, Mountain Dew, Pepsi, Pepsi Zero Sugar and Propel. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. and Ocean Spray Cranberries, Inc. In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in a newly formed joint venture, Tropicana Brands Group (TBG), operating across North America and Europe (Juice Transaction). In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled direct-store-delivery (DSD). See Note 13 to our consolidated financial statements for further information.
Latin America
Either independently or in conjunction with third parties, LatAm makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Ruffles, Sabritas, Saladitas Gamesa and Tostitos, as well as many Quaker-branded convenient foods. LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Diet 7UP, Gatorade, H2oh!, Manzanita Sol, Mirinda, Pepsi, Pepsi Black, San Carlos and Toddy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers.

LatAm also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Europe
Either independently or in conjunction with third parties, Europe makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Lay’s, Ruffles and Walkers, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Adrenaline Rush, Aqua Minerale, Lubimy, Mirinda, Pepsi and Pepsi Zero Sugar. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, as part of its beverage business, manufactures and distributes SodaStream sparkling water makers and related products. Further, Europe makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. Europe also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).In the first quarter of 2022, we sold our Tropicana, Naked and other select juice brands to PAI Partners, while retaining a 39% noncontrolling interest in TBG, operating across North America and Europe. See Note 13 to our consolidated financial statements for further information.
Africa, Middle East and South Asia
Either independently or in conjunction with third parties, AMESA makes, markets, distributes and sells a number of convenient food brands including Cheetos, Chipsy, Doritos, Kurkure, Lay’s, Sasko, Spekko, Wheaten and White Star, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. AMESA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew, Pepsi and Sting Energy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. In certain markets, however, AMESA operates its own bottling plants and distribution facilities. AMESA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Asia Pacific, Australia and New Zealand and China Region
Either independently or in conjunction with third parties, APAC makes, markets, distributes and sells a number of convenient food brands including BaiCaoWei, Cheetos, Doritos, Lay’s and Smith’s, as well as many Quaker-branded convenient foods, through consolidated businesses, as well as through noncontrolled affiliates. APAC also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including 7UP, Aquafina, Mirinda, Mountain Dew, Pepsi and Sting Energy. These branded products are sold to authorized and independent bottlers, independent distributors and retailers. APAC also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Changes to Organizational Structure
The division amounts and discussions included in this Form 10-K reflect the reportable segments that existed through the end of 2024. Effective beginning with our first quarter of 2025, we realigned certain of our reportable segments to be consistent with certain changes to our organizational structure and how the Chief Executive Officer will monitor the performance of these segments.
In North America, the food businesses, FLNA and QFNA, will be reported together as PepsiCo Foods North America. These changes do not impact our PBNA segment.
Internationally, the foods businesses in LatAm, Europe, AMESA and APAC will be reorganized into three reportable segments: Latin America Foods, Europe, Middle East and Africa (EMEA), and Other International Foods. Other International Foods will include the foods businesses in APAC and India, currently part of AMESA.
Our international franchise beverage businesses that were part of our LatAm, Europe, AMESA and APAC segments will be reported as International Beverages Franchise.
The company-owned bottling businesses operating internationally are all located within EMEA and will be reported in the newly created EMEA segment.
Our historical segment reporting will be recast beginning first quarter 2025 to reflect the new organizational structure.
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
Ingredients and Other Supplies
The principal ingredients we use in our beverage and convenient food products are acesulfame potassium, aspartame, corn, corn sweeteners, flavorings, flour, juice concentrates, nuts, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for convenient foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’ facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. During 2024, we continued to experience volatility in our commodity, packaging and other input costs, that may continue into fiscal 2025. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.
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
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Adrenaline Rush, Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aqua Minerale, Arto Lifewtr, Baja Blast, BaiCaoWei, Bare, Bokomo, Bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Evolve, Fast Twitch, Frito-Lay, Fritos, Fruktovy Sad, Futurelife, G2, Gamesa, Gatorade, Gatorade Fit, Gatorade Zero, Gatorlyte, Grandma’s, H2oh!, Hard MTN Dew, Health Warrior, Imunele, J7, Kas, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Kickstart, Mountain Dew Zero Sugar, Mug, Munchies, Muscle Milk, Near East, Obela, Off the Eaten Path, Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Zero Sugar, PopCorners, Pronutro, Propel, Quaker, Quaker Chewy, Quaker Simply Granola, Rice-A-Roni, Rockstar, Rold Gold, Ruffles, Sabra, Sabritas, Safari, Sakata, Saladitas Gamesa, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Siete, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Starry, Starry Zero Sugar, Sting Energy, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, Vesely Molochnik, Walkers, Weetbix, Wheaten, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Ocean Spray. We also distribute Celsius energy drinks and various Keurig Dr Pepper Inc. brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton and Starbucks. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. See Note 13 to our consolidated financial statements for further information. In 2024, we shifted our alcoholic beverage business away from distribution to a trademark licensing model and flavor sales model and have licensed certain brands in certain markets in the United States and internationally. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as convenient food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment continue to increase the importance of major customers. In 2024, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 14% of our consolidated net revenue, with sales reported across all of our divisions, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our FLNA, QFNA and PBNA divisions.

Our Competition
Our beverage and convenient food products are in highly competitive categories and markets and compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage and convenient food competitors include, but are not limited to, The Campbell’s Company, Conagra Brands, Inc., Hormel Foods Corporation, Kellanova, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Primo Brands Corporation, Red Bull GmbH and Utz Brands, Inc.
Many of our convenient food products hold significant leadership positions in the convenient food industry in the United States and worldwide. In 2024, we and The Coca-Cola Company represented approximately 18% and 21%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
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
Regulatory Matters
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality, safety, transportation, packaging, disposal, recycling and use of our products and their ingredients, as well as our employment and occupational health and safety practices and protection of personal information, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies in the more than 200 other countries and territories in which our products are made, manufactured, distributed or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
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
We are subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety; the ingredients or substances contained in, or attributes of, our products, including the Food (Promotion and Placement)(England) Regulations; international trade, import/export restrictions and tariffs; supply chains, including the U.K. Modern Slavery Act; occupational health and safety; competition; and anti-corruption and data privacy, including the European Union General Data Protection Regulation. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the level of such substance or ingredient. In addition, certain jurisdictions in which our snack products are sold have either imposed or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our snack products as a result of ingredients (such as sugar, sodium or saturated fat) contained in our products.
Certain jurisdictions have either imposed, or are considering imposing, product labeling or warning requirements or other limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products or packaging materials, the audience to whom products are marketed or the location in which the products are sold. These types of provisions have required that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients. We expect continued scrutiny of certain ingredients or substances present in certain of our products and/or their packaging and it is possible that similar or more restrictive requirements may be proposed or enacted in the future.
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
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, we are subject to the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal, state and local laws and regulations regarding handling, storage, release and disposal of wastes generated onsite and sent to third-party owned and operated offsite licensed facilities. Our operations outside the United States are subject to similar laws and regulations. In addition, continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations and that aim to make progress toward achieving our sustainability goals. While these expenditures have not had a material impact on our business, financial condition or results of operations to date, changes in environmental compliance requirements, and expenditures necessary to comply with such requirements or that aim to make progress toward achieving our sustainability goals, could adversely affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses or properties acquired by us or our subsidiaries. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
In addition to the discussion in this section, see also “Item 1A. Risk Factors.”
Human Capital
PepsiCo believes that human capital management, including attracting, developing and retaining a high quality workforce, is critical to our long-term success. Our Board of Directors (Board) and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, pay equity, health and safety, training and development and compensation and benefits.
We employed approximately 319,000 people worldwide as of December 28, 2024, including approximately 134,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
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
We believe that our culture is a competitive advantage that fuels innovation, enhances our ability to attract and retain talent and strengthens our reputation. We continually strive to improve the attraction, retention, and advancement of associates to ensure we sustain a high-caliber pipeline of talent that also represents the communities we serve.
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees’ leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as PEP U Degreed, our internal global online learning resource. In 2024, PepsiCo employees completed over 1.8 million hours of training.
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
Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns, diet (whether due to changes in consumer behavior and eating habits, increasing use of weight-loss drugs or other factors) and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing (including the effective impact of taxes imposed on the manufacture, distribution or sale of certain of our products as a result of ingredients contained in such products); changes in consumer spending patterns (including if consumers switch to private label or lower-priced product offerings); product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid); and concerns or perceptions regarding our workforce policies and initiatives. Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Pandemics, epidemics or other disease outbreaks and geopolitical events and tensions, wars and other military conflicts, including the ongoing conflicts in Ukraine and the Middle East, have also impacted and could continue to impact consumer preferences and demand for our products, including negative consumer sentiment toward non-local products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use of social media and our response to political and social issues, geopolitical events and tensions, wars and other military conflicts or catastrophic events. These and other factors have reduced and could continue to reduce consumers’ willingness to purchase certain of our products, including as a result of public boycotts. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in artificial intelligence and data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by geopolitical events and tensions, wars and other military conflicts, natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively mitigate these issues.

Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is critical to selling our products. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us, our business partners, or other actors in our supply chain to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, child labor, workforce policies and initiatives, workplace conditions and employee health and safety; any failure, or perception of a failure, to achieve or make sufficient progress toward our environmental, social and governance goals, or any revisions of or negative perception toward such goals, including with respect to the nutrition profile of our products, packaging, water use, our impact on the environment and our workforce policies and initiatives; any failure to address health or other concerns about our products, products we distribute, certain brands licensed to and distributed to third parties (including alcoholic beverages), or particular ingredients in our products, including concerns regarding whether certain of our products are “ultra-processed” or otherwise contribute to obesity and other health conditions or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues, geopolitical events and tensions, wars and other military conflicts, including the ongoing conflicts in Ukraine and the Middle East, or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.
We have recalled, and could in the future recall, products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination. Joint ventures in which we have an interest have also recalled, and could in the future recall, products for the same or other reasons. Product recalls have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory, customer fines and returns or lost sales due to any unavailability of the product for a period of time. In addition, our manufacturing facilities and products have been and could continue to be subject to increased inspection by federal, state and local authorities. Product quality or safety issues identified by us or governmental authorities have in the past and could in the future also reduce consumer confidence and demand for our products, cause production and delivery disruptions, including as a result of temporary or permanent closure of manufacturing plants or facilities, and result in increased costs (including payment of fines and/or judgments, cleaning and remediation costs and legal fees, and costs associated with alternative sources of production) and damage our reputation (or the reputation of joint ventures in which we have an interest), particularly as we or our joint ventures continue to expand into new categories, all of which can adversely affect our business. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations, inspections or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Any inability to compete effectively can adversely affect our business.
Our products compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Our products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, shelf space and preferable shelf placement, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce and effectively market new products, if we are unable to effectively digitalize our operations and adopt new technologies, including artificial intelligence and data analytics to develop new commercial insights and improve operating efficiencies, if we are unable to continuously strengthen and evolve our capabilities in digital marketing, if our competitors spend more aggressively or effectively than we do, if our competitors are more successful than us in shifting to products that are less effected by the impact of taxes imposed as a result of ingredients contained in such products, or if we are otherwise unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures.
Failure to attract, develop and maintain a highly skilled workforce or effectively manage changes in our workforce can have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and changing worker expectations regarding flexible work models. Any unplanned turnover, sustained labor shortage or unsuccessful implementation of our succession plans to backfill current leadership positions, including the Chief Executive Officer, or failure to attract, develop and maintain a highly skilled workforce, including with key capabilities such as e-commerce and digital marketing, artificial intelligence and data analytic skills, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, failure to attract, retain and develop associates in a manner that supports our culture can damage our business results and our reputation. Any of the foregoing can adversely affect our business.
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
The retail industry is also impacted by the actions and increasing power of retailers, including as a result of increased consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. In this changing retail landscape, retailers and buying groups have impacted and may continue to impact our ability to compete in these jurisdictions by demanding lower prices or increased promotional programs, removing our products or otherwise reducing shelf space allocated to our products and focusing on introducing and developing private-label brands. The increasing power of retailers and consolidation may also adversely impact our other customers’ ability to compete effectively in the market in which they operate, which may in turn affect orders of our products. Further, we must maintain mutually beneficial relationships with our key customers to compete effectively. Our inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers has adversely affected and can continue to adversely affect our business.
Disruption of our manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.
We have experienced and could continue to experience disruption in our manufacturing operations and supply chain. Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing war and other military conflict, acts of terrorism, civil unrest, political instability or unfavorable economic conditions. Natural disasters and extreme weather conditions also pose physical risks to our facilities and those of our suppliers, which could impair our production capabilities and disrupt our supply chain. Some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products or from operational or financial instability of our key suppliers. Any sustained or significant disruption in the future to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which can adversely impact our business.
The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, such as recycled PET, transportation, labor and other supply chain inputs that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, labor shortages or changes in availability of our or our business partners’ workforce, strikes or work stoppages (including by railway workers or other third parties involved in the manufacture, production and distribution of our products), governmental incentives and controls and import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, geopolitical events and tensions, wars and other military conflicts (including the ongoing conflicts in Ukraine and the Middle East), acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. Even as certain inflationary pressures moderated, we continued to experience volatility in our commodity, packaging and transportation costs during 2024, which may continue. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political, social and geopolitical conditions can adversely affect our business.
Political, social and geopolitical conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East) in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business. In addition, geopolitical conflicts (such as the ongoing conflict in Ukraine) could result in temporary or permanent loss of assets, including the nationalization or expropriation of assets.
In addition, political and social conditions in certain jurisdictions have resulted in demonstrations and protests, including in connection with geopolitical events and tensions, political elections, civil rights and liberties. Our operations or the operations of our business partners, including the distribution of our products and the ingredients or other raw materials used in the production of our products, may be disrupted if such events persist for a prolonged period of time, including due to actions taken by governmental authorities in affected cities and regions, which can adversely affect our business.
Our business can be adversely affected if we are unable to grow in developing and emerging markets.
Our success depends in part on our ability to grow our business in developing and emerging markets. There can be no assurance that our products will be accepted or be successful in any particular developing or emerging market, due to competition, price, cultural differences, consumer preferences, regulation, method of distribution or otherwise. Our business in these markets has been and could continue in the future to be impacted by economic, political and social conditions; geopolitical conflicts or tensions, acts of war, terrorist acts, and civil unrest, including demonstrations and protests; competition; tariffs, sanctions or other regulations restricting contact with certain countries in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our business partners; government-mandated closure, or threatened closure, of our operations or the operations of our business partners; restrictions on the import or export of our products or ingredients or substances used in our products; highly inflationary economies; devaluation or fluctuation or demonetization of currency; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or can significantly affect our ability to effectively manage our operations in certain of these markets and can result in the deconsolidation of such businesses; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with laws and regulations. Our business can be adversely affected if we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets.
Changes in economic conditions can adversely impact our business.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, including as a result of geopolitical events and tensions. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies, devaluation, fluctuation or demonetization of currency; contraction in the availability of credit; austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or shifting toward lower-priced products offered by other companies, including private-label brands, which has impacted and could continue to impact consumer demand for our products. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.
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
Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. Cyberattacks and cyber incidents take many forms including cyber extortion, denial of service, social engineering, deepfake attacks and disinformation campaigns, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure (including zero-day vulnerabilities), hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. Continued geopolitical instability has heightened the risk of cyberattacks. In addition, such cyberattacks may be difficult to detect for periods of time and, even if detected, the nature and extent of that cybersecurity incident may not be immediately clear and an investigation into a cybersecurity incident could take a significant amount of time to complete. These factors may inhibit our ability to provide rapid, complete and reliable information about the cybersecurity incident to customers, counterparties and regulators, as well as the public. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: transaction errors, processing inefficiencies, inability to access our data or systems, lost revenues or other costs resulting from disruptions or shutdowns of offices, plants, warehouses, distribution centers or other facilities, compromises of personal data, confidential information, intellectual property or other sensitive data, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale and the loss of current or potential customers. In addition, these risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
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
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions, including our recent acquisition of Garza Food Ventures LLC (Siete), is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting, disclosure controls and procedures and data protection and cybersecurity) and policies (including with respect to environmental compliance, food safety, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; recognition of impairment charges in connection with potential divestitures; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business. In addition, failure to successfully complete or manage strategic transactions may impede our efforts to shift our portfolio to include new products that are less affected by the impact of ingredient-based taxes or other regulatory actions.
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
In addition, we continue on our multi-year phased business transformation initiative to migrate certain aspects of our systems, including our financial processing systems, to enterprise-wide systems solutions and have deployed these systems in certain countries and divisions. We have experienced and could continue to experience systems outages and operating inefficiencies following these planned implementations. In addition, if we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.
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
In addition, there can be no assurance that we will achieve our sustainability goal, which will require significant effort and resources from us and other stakeholders, such as our suppliers and other third parties, governmental entities, and the development of technology that may not currently exist or exist at scale. Further, developing and collecting, measuring and reporting sustainability information and metrics can be costly, difficult and time consuming and is subject to changing interpretive guidance and evolving reporting standards, including the Corporate Sustainability Reporting Directive in the European Union, especially to the extent these standards are not harmonized or consistent. Further, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures) and other changes in circumstances. Lack of progress or failure to properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change and other sustainability matters, including the use of single-use plastics, has led and could continue to lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation and increased the risk of litigation, regulatory proceedings, inquiries or investigations, which has adversely affected our business. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or certain stakeholders (such as boycotts, litigation or negative publicity campaigns) that could adversely affect our business.

Strikes or work stoppages can cause our business to suffer.
Many of our employees and employees of third parties that are involved in the manufacturing, production or distribution of our products are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions have occurred and may occur in the future if we or the third parties that are involved in the manufacturing, production and distribution of our products are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms and can impair manufacturing and distribution of our products or the ingredients, raw materials or commodities used in our products, interrupt product supply, lead to a loss of sales, increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, all of which can adversely affect our business.
Financial Risks
Failure to realize benefits from our productivity initiatives or organizational restructurings can adversely affect our financial performance.
Our future growth depends, in part, on our ability to continue to reduce costs and improve efficiencies, including digitalization of our operations, our multi-year phased implementation of shared business service organizational models and organizational restructuring. We continue to identify and implement productivity initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently. Some of these measures could result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, unexpected employee attrition, an inability to attract or retain key personnel and negative publicity. If we are unable to successfully implement our productivity initiatives, digitalization of our operations or organizational restructurings as planned or do not achieve expected savings or efficiencies as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
A deterioration in our estimates and underlying assumptions regarding the future performance of our business or investments can result in impairment charges that adversely affect our results of operations.
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, equity method investments, equity investments without readily determinable fair values, investments in available-for-sale debt securities, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. Our equity method investees also perform similar impairment tests and we record our proportionate share of impairment charges recorded by them, adjusted for the impact of items such as basis differences and deferred taxes, as appropriate. A deterioration in our underlying assumptions, or those of our equity method investees, regarding the impact of competitive operating conditions, geopolitical conditions (including the ongoing conflicts in Ukraine and the Middle East), macroeconomic conditions, including the interest rate environment, or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, as well as our ability to hold the investment until recovery of fair value to amortized cost for available-for-sale debt securities, have resulted and could in the future result in an impairment charge (including the impairments of our investment in TBG), thereby adversely affecting our results of operations.

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
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our beverage products as a result of ingredients contained in such products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, Italy enacted a flat tax on all non-alcoholic beverages, effective July 1, 2025, at a rate of 0.10 Euro (0.11 U.S. dollars) per liter for drinks with a sweetener content higher than 25g per liter. In addition, certain jurisdictions in which our snack products are sold, have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our snack products as a result of ingredients (such as sugar, sodium or saturated fat) contained in such products. These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.
Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or product packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold (including bans on advertising during children’s TV programs), limit the location in which our products may be available (including limits on the sale of our products in public schools) or discontinue the use of certain ingredients or packaging. For example, in 2023 the U.K. restricted promotion and in-store placement of high in fat, sugar or salt products and in 2024, the state of California enacted a regulation banning artificial colors in products sold in K-12 public schools effective in 2027. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products, and other jurisdictions, including the U.S., are evaluating restrictions on “ultra-processed” foods. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
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
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, as well as similar legislation enacted in other states, as well as the European Union’s General Data Protection Regulation (GDPR), the U.K. General Data Protection Regulation (which implements the

GDPR into U.K. law), China’s Personal Information Protection Act and similar regulations implemented in other non-U.S. jurisdictions, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations and we continue to expand our direct-to-consumer operations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15%. Certain countries, including European Union member states, have enacted or are expected to enact legislation incorporating the global minimum tax with effect from 2024 and widespread implementation of a global minimum tax is expected by the end of 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can materially differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.
We possess intellectual property rights that are important to our business, including ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. The laws of various jurisdictions in which we operate have differing levels of protection of intellectual property. Our competitive position and the value of our products and brands can be reduced and our business adversely affected if we fail to obtain or adequately protect our intellectual property, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections afforded our intellectual property. Also, in the course of developing new products or improving the quality of existing products, we have in the past been alleged to have infringed, and could in the future infringe or be alleged to infringe, on the intellectual property rights of others. In addition, our use of artificial intelligence may result in increased claims of infringement or other claims, including those based on unauthorized use of third-party technology or content. Such infringement or allegations of infringement could result in expensive litigation and damages, damage to our reputation, disruption to our operations, injunctions against development, manufacturing, use and/or sale of certain products, inventory write-offs or other limitations on our ability to introduce new products or improve the quality of existing products, resulting in an adverse effect on our business. In addition, we cannot ensure that licensees and other third parties who hold licenses to our intellectual property will not take actions that adversely affect the value of our intellectual property.

Failure to comply with laws and regulations applicable to our business can adversely affect our business.
The conduct of our business is subject to numerous laws and regulations relating to the production, processing, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, supply chain (including human rights), traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence (including generative artificial intelligence) and data privacy and protection. In addition, in many jurisdictions, compliance with competition and antitrust laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. Further, the legal and regulatory landscape for certain new technologies, such as artificial intelligence, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business. In addition, increasing governmental attention to certain ingredients or substances present in certain of our products or packaging materials as well as the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of such ingredients or substances have resulted in and could continue to result in increased regulatory scrutiny and our being subject to new taxes and regulations or lawsuits that can adversely affect our business.
Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business.
We and our subsidiaries have been, and in the future may be, party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients, food safety, personal injury, property damage, intellectual property rights, privacy, employment, tax and insurance matters, environmental, social and governance matters, including concerns or perceptions regarding our packaging and its environmental impact, the efficacy of recycling, our packaging sustainability goals and our workforce policies and initiatives, and matters relating to our compliance with applicable laws and regulations. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2024 fiscal year and that remain unresolved.
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
Our processes also address cybersecurity risks associated with our use of third-party service providers including suppliers, software and cloud-based service providers. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, threat intelligence and predictive analytics to better inform PepsiCo during contracting and vendor selection processes. Additionally, we require those third parties to agree by contract to implement appropriate security controls. Security issues are documented and tracked and periodic monitoring is conducted for third parties in order to mitigate risk.
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
Item 3. Legal Proceedings.
We are party to the following litigation asserting claims for public nuisance, deceptive acts or practices in the conduct of business among other related claims allegedly resulting in plastic pollution in certain areas.
•On November 15, 2023, the Attorney General of New York, on behalf of the people of the State of New York, filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc. and Frito-Lay North America, Inc. (the NYS Matter). This matter was assigned to the Commercial Division of the New York State Supreme Court – Erie County. On November 8, 2024, the court granted our motion to dismiss the complaint in its entirety. On December 9, 2024, the plaintiff filed an appeal to the New York State Supreme Court Appellate Division – Fourth Department.

•On June 20, 2024, the Mayor and City Council of Baltimore, Maryland filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc., Frito-Lay North America, Inc., and several other unrelated parties (the Baltimore Matter). This matter is pending in the Circuit Court for Baltimore City, Maryland.
•On October 29, 2024, County Counsel for the County of Los Angeles, on behalf of the people of the State of California, filed a lawsuit against PepsiCo, Inc., Pepsi Bottling Ventures LLC, and two other unrelated parties (the Los Angeles Matter). This lawsuit was filed in the Superior Court of the State of California for Los Angeles County. On December 2, 2024, the defendants removed the case to the United States District Court for the Central District of California, where the matter is currently pending.
The lawsuits mentioned above do not specify the amount of damages sought and we believe we have strong defenses to each of the respective claims.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter, Baltimore Matter, Los Angeles Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors.”
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
James T. Caulfield	65	Executive Vice President and Chief Financial Officer, PepsiCo
David J. Flavell	53	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
Marie T. Gallagher	65	Senior Vice President and Controller, PepsiCo
Ram Krishnan	54	Chief Executive Officer, U.S. Beverages
Ramon L. Laguarta	61	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	57	Chief Executive Officer, Europe, Middle East and Africa
Paula Santilli	60	Chief Executive Officer, Latin America Foods
Becky Schmitt	51	Executive Vice President and Chief People Officer, PepsiCo
Eugene Willemsen	57	Chief Executive Officer, International Franchise Beverages
Steven Williams	59	Chief Executive Officer, North America
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
Marie T. Gallagher was appointed PepsiCo’s Senior Vice President and Controller in 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand. As previously announced, Ms. Gallagher will retire from PepsiCo, effective May 3, 2025.
Ram Krishnan was appointed Chief Executive Officer, U.S. Beverages, effective January 2025. Prior to that, Mr. Krishnan served as Chief Executive Officer, PepsiCo Beverages North America from February 2024 to January 2025, as Chief Executive Officer, International Beverages and Chief Commercial Officer of PepsiCo from 2022 to February 2024, as Executive Vice President and Chief Commercial Officer, PepsiCo, from 2019 to 2021, as President and Chief Executive Officer of PepsiCo’s Asia Pacific, Australia and New Zealand and China Region from 2018 to 2020, and as PepsiCo’s Senior Vice President and Chief Customer Officer for Walmart, leading PepsiCo’s global Walmart customer team, from 2016 to 2017. Mr. Krishnan joined PepsiCo in 2006 and held marketing roles of increasing responsibility from 2006 to 2016, including as Senior Vice President and Chief Marketing Officer, Frito-Lay North America from 2014 to 2016, as Senior Vice President, Marketing, Frito-Lay North America from 2012 to 2013 and as Vice President of Global Brands, Frito-Lay North America from 2011 to 2012. Prior to PepsiCo, Mr. Krishnan spent six years at General Motors Company as a marketing manager for Cadillac.
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
Silviu Popovici was appointed Chief Executive Officer, Europe, Middle East and Africa, effective January 2025. Prior to this role, he served as Chief Executive Officer, Europe from 2019 to 2024 and as Chief Executive Officer, Europe Sub-Saharan Africa in 2019 and as President, Europe Sub-Saharan Africa from 2017 to early 2019. Mr. Popovici previously served as President, Russia, Ukraine and CIS (The Commonwealth of Independent States) from 2015 to 2017, and as President, PepsiCo Russia from 2013 to 2015. Mr. Popovici joined PepsiCo in 2011 following PepsiCo’s acquisition of Wimm-Bill-Dann Foods OJSC (WBD) and served as General Manager, WBD Foods Division from 2011 until 2012. Prior to the acquisition, Mr. Popovici held senior leadership roles at WBD, running its dairy business from 2008 to 2011 and its beverages business from 2006 to 2008.
Paula Santilli was appointed Chief Executive Officer, Latin America Foods, effective January 2025. Prior to this role, Ms. Santilli served as Chief Executive Officer, Latin America from 2019 to 2024. Previously, she served in various leadership positions at PepsiCo Mexico Foods, as President from 2017 to 2019, as Chief Operating Officer from 2016 to 2017 and as Vice President and General Manager from 2011 to 2016. Prior to joining PepsiCo Mexico Foods, she held a variety of roles, including leadership positions in Beverages in Mexico, as well as in Foods and Snacks in the Latin America Southern Cone region comprising Argentina, Uruguay and Paraguay. Ms. Santilli joined PepsiCo in 2001 following PepsiCo’s acquisition of the Quaker Oats Company. At Quaker, she held various roles of increasing responsibility from 1992 to 2001, including running the regional Quaker Foods and Gatorade businesses in Argentina, Chile and Uruguay.
Becky Schmitt was appointed Executive Vice President and Chief People Officer, PepsiCo, in June 2023. Prior to that, Ms. Schmitt served as executive vice president, chief people officer of Cognizant Technology Solutions Corp. from 2020 to 2023. Prior to joining Cognizant, Ms. Schmitt served in various executive human resources roles at Walmart, Inc., including as senior vice president, chief people officer of Sam’s Club, a division of Walmart, from 2018 to 2020, senior vice president, chief people officer of U.S. eCommerce and corporate functions from late 2016 to 2018, and vice president, human resources – technology from early 2016 to late 2016. Prior to joining Walmart, Ms. Schmitt spent over 20 years with Accenture plc in multiple senior human resources roles globally.
Eugene Willemsen was appointed Chief Executive Officer, International Franchise Beverages, effective January 2025. Previously, he served as Chief Executive Officer, Africa, Middle East, South Asia and International Beverages in 2024, as Chief Executive Officer, Africa, Middle East, South Asia from 2019 to February 2024, as Chief Executive Officer, Sub-Saharan Africa in 2019 and as Executive Vice President, Global Categories and Franchise Management from 2015 to 2019. Before that, he led the global Pepsi-Lipton Joint Venture as President from 2014 to 2015. Prior to such role, Mr. Willemsen served as PepsiCo’s Senior Vice President and General Manager, South East Europe from 2011 to 2013, as Senior Vice President and General Manager, Commercial, Europe from 2008 to 2011, as Senior Vice President and General Manager, Northern Europe from 2006 to 2008, as Vice President, General Manager, Benelux from 2000 to 2005 and as Commercial Director, Benelux for the snacks business from 1998 to 2000. Mr. Willemsen joined PepsiCo in 1995 as a business development manager.
Steven Williams was appointed Chief Executive Officer, North America, effective January 2025. Prior to this role, Mr. Williams served as Chief Executive Officer, PepsiCo Foods North America from 2019 to 2024. Previously, Mr. Williams served in leadership positions for Frito-Lay’s U.S. operations, as Senior Vice President, Commercial Sales and Chief Commercial Officer from 2017 to 2019 and as General Manager and Senior Vice President, East Division from 2016 to 2017. Prior to that, he served as General Manager and Senior Vice President, Customer Management for PepsiCo’s global Walmart business from 2013 to 2016, as Sales Senior Vice President, North American Nutrition from 2011 to 2013 and as Vice President, Sales, Central Division from 2009 to 2011. Mr. Williams joined PepsiCo in 2001 as a part of PepsiCo’s acquisition of the Quaker Oats Company, which he joined in 1997 and has held leadership positions of increasing responsibility in sales and customer management.
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
Shareholders – As of January 28, 2025, there were approximately 91,097 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. For 2025, the record dates for these dividend payments are expected to be March 7, June 6, September 5 and December 5, 2025, subject to the approval of the Board. On February 4, 2025, we announced a 5% increase in our annualized dividend to $5.69 per share from $5.42 per share, effective with the dividend expected to be paid in June 2025. We expect to return a total of approximately $8.6 billion to shareholders in 2025, comprising dividends of approximately $7.6 billion and share repurchases of approximately $1.0 billion.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2024 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
9/7/2024				$6,738
9/8/2024-10/5/2024	0.7	$172.85	0.7	(121)
				6,617
10/6/2024-11/2/2024	0.2	$171.08	0.2	(36)
				6,581
11/3/2024-11/30/2024	0.3	$162.42	0.3	(51)
				6,530
12/1/2024-12/28/2024	0.2	$159.84	0.2	(30)
Total	1.4	$168.51	1.4	$6,500
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
Discussion in this Form 10-K includes results of operations and financial condition for 2024 and 2023 and year-over-year comparisons between 2024 and 2023. For discussion on results of operations and financial condition pertaining to 2022 and year-over-year comparisons between 2023 and 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2023.
OUR BUSINESS
Executive Overview
PepsiCo is a leading global food and beverage company with a diverse and complementary portfolio of brands such as Lay’s, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. We operate through various channels, including authorized bottlers, contract manufacturers, and other third parties, to produce, market, distribute, and sell a wide array of beverages and convenient foods. Our reach extends to customers and consumers in more than 200 countries and territories around the world.
As a global company with strong local connections, we faced many of the same challenges in 2024 as our consumers, customers, and competitors worldwide. These included ongoing supply chain disruptions, persistent inflationary pressures, evolving consumer preferences and behaviors, an intensely competitive business environment, the continued expansion of e-commerce in a rapidly changing retail landscape, ongoing macroeconomic and political volatility, and an increasingly complex regulatory environment.
In response to these challenges, we have continued to adapt and innovate, reinforcing our resilience and continued focus on growth. We are focused on improving our productivity, optimizing our operations and harnessing our scale and capabilities across our markets, and further elevating the needs, occasions, and channels of consumers in our strategies to lead and shape the future of our categories. This is underpinned by our pep+ (PepsiCo Positive) transformation, now in its fourth year.
A Strategy for the Future: pep+ is our strategy to transform our company to create sustainable growth and value – today, tomorrow, and many years into the future. It is the way we are transforming our supply chain, evolving our portfolio, and making sure we have the right capabilities to support our people and our business throughout the world.
As a food and agricultural leader, we are working to help farmers adapt to climate change through investments in regenerative agriculture, training programs, and innovative technologies. We are operating net-zero water and energy facilities across many markets, electrifying our transport fleets, and accelerating the use of recycled plastics, so we can try to build a more sustainable business while reducing operational costs. Our leadership in regenerative agriculture not only supports farmers and the planet, but also strengthens our supply chain, helping us become more resilient while positioning us to deliver long-term value for shareholders. And thanks to the diversification across our portfolio, our categories, and the geographies in which we operate, we are better equipped to capitalize on opportunities across a wide range of consumer needs.
Our pep+ initiatives and ambitions are geared toward driving growth across every aspect of our operations, so that we can strengthen our business and deliver more value for our stakeholders.
Transforming Our Portfolio: Our consumer-centric portfolio transformation revolves around three key elements: our work to evolve our recipes to reduce sodium, saturated fat, and added sugar, while incorporating more diverse ingredients; our efforts to find innovative ways to deliver new occasions and engagements for consumers across our existing portfolio; and the strategic acquisition of brands that help us incorporate new and complementary foods and beverages into our portfolio.
Bringing Our Business Closer to the Consumer: We are continuously making investments that aim to help us provide consumers with more value, more personalization, and more choices. We will continue to innovate to create foods, beverages, and experiences that meet consumer needs without compromising the taste or quality they expect.
We are making changes to our organization to help us further increase productivity, sharpen our focus on growth and value, and create opportunities to better harness the expertise and scale of our food and beverage operations across markets. In the United States, we are reorganizing our U.S. Foods and Beverages businesses into one unified North America Region to harness scale, unlock synergies, and accelerate growth through category-leading brands and innovative products. Internationally, we are realigning our international beverages and foods businesses to ensure each category is distinctly managed and has the right resources and capabilities to meet the unique needs of consumers in every market.
North America Business: As part of the changes to our organizational structure, we’re working to enhance our connection with North American consumers, bringing sales and consumer insights closer together, so we can identify and act efficiently on shifts in demand. Combining supply chain operations allows us to harness scale, reduce duplication, and create a more cohesive system for managing inventory and logistics, thereby optimizing our go-to-market strategy and helping drive consistent best practices across the business.
At the same time, the company is focused on expanding our better-for-you offerings and product innovations in both foods and drinks to meet evolving consumer preferences. Through advanced technologies like artificial intelligence, we are optimizing our supply chain, reducing waste, and improving speed to market. These steps ensure the company operates with more precision while protecting margins in an inflationary environment. The immediate focus is on meeting consumer needs, operational excellence, competing for market share, and maintaining agility and resilience. These efforts are foundational to the North America business and driving near-term growth, while setting the stage for long-term success.
Productivity Fuels our Ability to Perform: In 2024, we delivered record productivity. Increases in automation in our plants and warehouses have empowered frontline decision-making, improved optimization across our transportation and fleet networks, and allowed greater focus on cost management and waste elimination. These efforts fuel our ability to reinvest in our brands and capabilities, so that we are well-positioned to support areas in which our business is performing well, while simultaneously allowing us to develop in new ways across our markets and our categories.
Focus on Growth: We remain focused on delivering growth and fueling innovation by driving positive action for people and the planet. By improving our productivity and aligning our operations and strategy to meet consumer needs, we aim to be well positioned to navigate the complexities of the global market and deliver sustainable, long-term value to our consumers and stakeholders.
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
Our Business Risks
Risks Associated with Commodities and Our Supply Chain
During 2024, we continued to experience higher operating costs, including on transportation and labor costs, which may continue in 2025. Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including volatile geopolitical conditions, the inflationary cost environment, adverse weather conditions, supply chain disruptions and labor shortages, have impacted and may continue to impact transportation and labor costs. When prices increase, we may or may not pass on such increases to our customers, which may result in reduced volume, revenue, margins and operating results.
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
Risks Associated with International Operations
We are subject to risks in the normal course of business that are inherent to international operations. During the periods presented in this report, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East, Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations in certain of these international markets (including restrictions on the transfer of funds to and from certain markets), as well as the threat or imposition of new, expanded or retaliatory tariffs (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), sanctions or export controls have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency devaluation, and to identify actions to potentially mitigate any unfavorable impacts on our future results.
Our operations in Russia accounted for 4% of our consolidated net revenue for each of the years ended December 28, 2024 and December 30, 2023. Russia accounted for 3% and 3% of our consolidated assets, 10% and 6% of our consolidated cash and cash equivalents, and 41% and 35% of our accumulated currency translation adjustment loss as of December 28, 2024 and December 30, 2023, respectively. Our operations in Ukraine accounted for less than 1% of our consolidated net revenue for each of the years ended December 28, 2024 and December 30, 2023 and of our consolidated assets as of December 28, 2024 and December 30, 2023.
See Notes 1 and 4 to our consolidated financial statements for a discussion of impairment and other charges recognized in the years ended December 28, 2024, December 30, 2023, and December 31, 2022.
Imposition of Taxes and Regulations on our Products
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes or regulations on the manufacture, distribution or sale of our products or their packaging, ingredients or substances contained in, or attributes of, our products or their packaging, commodities used in the production of our products or their packaging or the recyclability or recoverability of our packaging. These taxes and regulations vary in scope and form. For example, some taxes apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Further, some regulations apply to all products using certain types of packaging (e.g., plastic), while others are designed to increase the sustainability of packaging, encourage waste reduction and increased recycling rates or facilitate the waste management process or restrict the sale of products in certain packaging. In addition, certain jurisdictions in which our snack products are sold have either imposed or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our snack products as a result of ingredients (such as sugar, sodium or saturated fat) contained in our products.
We sell a wide variety of beverages and convenient foods in more than 200 countries and territories and the profile of the products we sell, the amount of revenue attributable to such products and the type of packaging used vary by jurisdiction. Because of this, we cannot predict the scope or form potential taxes, regulations or other limitations on our products or their packaging may take, and therefore cannot predict the impact of such taxes, regulations or limitations on our financial results. In addition, taxes, regulations and limitations may impact us and our competitors differently. We expect continued scrutiny of certain ingredients and substances present in certain of our products and packaging. We continue to monitor existing and proposed taxes and regulations in the jurisdictions in which our products are made, manufactured, distributed and sold and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such taxes, regulations or limitations, including advocating alternative measures with respect to the imposition, form and scope of any such taxes, regulations or limitations.
OECD Global Minimum Tax
Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation incorporating the OECD model rules for a global minimum tax rate of 15%. Widespread implementation is expected by the end of 2025, with certain countries that have not yet enacted potentially applying the legislation as of a retroactive date. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.

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
Risk Management Framework
The achievement of our strategic and operating objectives involves risks, many of which evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations and foster a corporate culture of integrity and risk awareness, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. Throughout the year, the Board and relevant Committees of the Board receive updates from management with respect to various enterprise risk management issues and dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail, including risks related to cybersecurity, food safety, sustainability, human capital management and supply chain and commodity inflation. The Board receives and provides feedback on regular updates from management regarding the Company’s top risks, including updates from members of management responsible for overseeing impacted areas (for example, the Chief Strategy and Transformation Officer and Chief Information Security Officer), governance processes associated with managing these risks, the status of projects to strengthen the Company’s risk mitigation efforts and recent incidents impacting the industry and threat landscape. Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, the Board believes it is useful and effective for the full Board to maintain direct oversight over cybersecurity matters. In evaluating top risks, the Board and management consider short-, medium- and long-term potential impacts on the Company’s business, financial condition and results of operations, including looking at the internal and external environment when evaluating risks, risk amplifiers and emerging trends, and considers the risk horizon as part of prioritizing the Company’s risk mitigation efforts. The Board receives updates through presentations, memos and other written materials, teleconferences and other appropriate means of communication, with numerous opportunities for discussion and feedback, and continuously evaluates its approach in addressing top risks as circumstances evolve. For example, as part of risk updates to the Board and relevant Committees during 2024, the Board or its relevant Committee were provided updates on the impact of disruptive events, including geopolitical events and tensions in certain international markets, such as the Russia-Ukraine conflict. The Board also receives periodic updates from external experts and advisers on global macroeconomic trends and conditions that may impact the Company’s strategy and financial performance, including geopolitical conflicts, economic instability, labor market trends, changing consumer behavior, retail disruption and digitalization.
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
◦The Nominating and Corporate Governance Committee assists the Board in its oversight of the Company’s governance structure and other corporate governance matters, including succession planning; and
◦The Sustainability, Diversity and Public Policy Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key sustainability (including climate change), diversity, and public policy matters.
•The PepsiCo Risk Committee (PRC) meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board and designated Committees. The PRC is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer, General Counsel, Sector Chief Executive Officers, and the heads of Enterprise Risk, Corporate Affairs, Human Resources, Research & Development, Information Technology, Sustainability, Strategy, Transformation, International Beverages, Commercial, Global Operations and Marketing;
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
Commodity Prices
Our commodity derivative contracts had a total notional value of $1.4 billion as of December 28, 2024 and $1.7 billion as of December 30, 2023. At the end of 2024, the potential change in fair value of commodity derivative contracts, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2024 by $140 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 44% of our consolidated net revenue in 2024, with Mexico, Russia, Canada, China, the United Kingdom, South Africa and Brazil, collectively, comprising approximately 25% of our consolidated net revenue in 2024. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2024, unfavorable foreign exchange reduced net revenue performance by 1.5 percentage points, primarily due to declines in the Egyptian pound, Russian ruble, Mexican peso and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
Our foreign exchange derivative contracts had a total notional value of $3.1 billion as of December 28, 2024 and $3.8 billion as of December 30, 2023. At the end of 2024, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains in 2024 by $319 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
Our cross-currency swap contracts had a total notional value of $1.2 billion as of December 28, 2024 and $1.3 billion as of December 30, 2023. At the end of 2024, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2024 by $107 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $2.9 billion as of December 28, 2024 and $3.0 billion as of December 30, 2023.
Interest Rates
Our interest rate swap contracts had a total notional value of $2.0 billion as of December 28, 2024. Assuming year-end 2024 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2024 by $32 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.
OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Unit volume performance adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, unit volume performance excludes the impact of a 53rd reporting week, where applicable. Our fiscal year ends on the last Saturday of each December, resulting in an additional reporting week every five or six years (53rd reporting week).
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
Convenient food volume includes volume sold by us and our noncontrolled affiliates of convenient food products bearing company-owned or licensed trademarks. Internationally, we measure convenient food product volume in kilograms, while in North America we measure convenient food product volume in pounds. FLNA makes, markets, distributes and sells Sabra refrigerated dips and spreads through a joint venture with Strauss Group. In December 2024, we acquired the Strauss Group’s 50% ownership in Sabra and Sabra became a wholly-owned subsidiary.
Consolidated Net Revenue and Operating Profit

	2024	2023	Change
Net revenue	$91,854	$91,471	—%
Operating profit	$12,887	$11,986	8%
Operating margin	14.0%	13.1%	0.9
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit increased 8% and operating margin improved 0.9 percentage points. Operating profit growth was primarily driven by effective net pricing, productivity savings and an 18-percentage-point impact of prior-year impairment charges related to the SodaStream business. These impacts were partially offset by certain operating cost increases, a decline in organic volume, an 8-percentage-point impact of higher impairment and other charges associated with our TBG investment and Juice Transaction-related receivables, a 5-percentage-point impact of higher restructuring charges and a 4-percentage-point unfavorable impact of an indirect tax reserve. Corporate unallocated expenses reflect a 3-percentage-point favorable impact driven primarily by a decrease in corporate expenses and prior-year contributions to The PepsiCo Foundation, Inc.
Other Consolidated Results

	2024	2023	Change
Other pension and retiree medical benefits (expense)/income	$(22)	$250	$(272)
Net interest expense and other	$919	$819	$100
Annual tax rate	19.4%	19.8%
Net income attributable to PepsiCo	$9,578	$9,074	5.5%
Net income attributable to PepsiCo per common share – diluted	$6.95	$6.56	6%
Other pension and retiree medical benefits expense increased $272 million, primarily reflecting higher settlement charges due to lump sum distributions to retired or terminated employees and the purchase of a group annuity contract whereby a third-party insurance company assumed the obligation to pay and administer future benefit payments for certain retirees.
Net interest expense and other increased $100 million, primarily due to higher interest rates on debt and higher average debt balances, partially offset by higher average cash balances and higher interest rates on average cash balances.
The reported tax rate decreased 0.4 percentage points, primarily reflecting a reduction in the state tax rate.

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
Net Revenue and Organic Revenue Performance
Organic revenue performance is a non-GAAP financial measure. For further information on this measure, see “Non-GAAP Measures.”

	2024
		Impact of			Impact of
	Reported % Change, GAAP Measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, Non-GAAP Measure(a)	Organic volume(b)	Effective net pricing
FLNA	(1)%	—	—	(0.5)%	(2.5)	2
QFNA (c)	(14)%	—	—	(14)%	(14)	0.5
PBNA	0.5%	—	—	1%	(3.5)	4
LatAm	0.5%	3	—	4%	(2)	5
Europe	5%	2	—	7%	2	6
AMESA	1%	9	—	10%	1	9
APAC	1%	2	—	3%	4	(1)
Total	—%	1.5	—	2%	(2)	4
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
(c)Net revenue decline was impacted by a previously announced voluntary recall of certain bars and cereals in our QFNA division (Quaker Recall).

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
Operating Profit and Operating Profit Adjusted for Items Affecting Comparability

	2024
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges	Product recall-related impact	Indirect tax impact	Core, Non-GAAP Measure
FLNA	$6,316	$—	$150	$9	$—	$—	$—	$6,475
QFNA	303	—	11	—	9	184	—	507
PBNA	2,302	—	238	8	556	—	—	3,104
LatAm	2,245	—	51	—	—	—	218	2,514
Europe	2,019	—	123	—	145	—	—	2,287
AMESA	798	—	14	5	—	—	—	817
APAC	811	—	10	—	4	—	—	825
Corporate unallocated expenses	(1,907)	(25)	101	—	—	—	—	(1,831)
Total	$12,887	$(25)	$698	$22	$714	$184	$218	$14,698

	2023
		Items Affecting Comparability(a)
	Reported, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Core, Non-GAAP Measure
FLNA	$6,755	$—	$42	$—	$—	$—	$6,797
QFNA	492	—	—	—	—	136	628
PBNA	2,584	—	41	16	321	—	2,962
LatAm	2,252	—	29	—	2	—	2,283
Europe	767	—	223	(2)	855	—	1,843
AMESA	807	—	15	2	(7)	—	817
APAC	713	—	8	—	59	—	780
Corporate unallocated expenses	(2,384)	36	88	25	—	—	(2,235)
Total	$11,986	$36	$446	$41	$1,230	$136	$13,875
(a)See “Items Affecting Comparability.”

Operating Profit Performance and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis

	2024
		Impact of Items Affecting Comparability(a)							Impact of
	Reported % Change, GAAP Measure	Mark-to-market net impact	Restructuring and impairment charges	Acquisition and divestiture-related charges	Impairment and other charges/credits	Product recall-related impact	Indirect tax impact	Core % Change, Non-GAAP Measure(b)	Foreign exchange translation	Core Constant Currency % Change, Non-GAAP Measure(b)
FLNA	(7)%	—	2	—	—	—	—	(5)%	—	(5)%
QFNA	(38)%	—	3	—	3	14	—	(19)%	—	(19)%
PBNA	(11)%	—	7	—	9	—	—	5%	—	5%
LatAm	—%	—	1	—	—	—	10	10%	3	13%
Europe	163%	—	(17)	—	(122)	—	—	24%	3	27%
AMESA	(1)%	—	—	0.5	1	—	—	—%	8	9%
APAC	14%	—	—	—	(8)	—	—	6%	3	8%
Corporate unallocated expenses	(20)%	2	—	1	—	—	—	(18)%	—	(18)%
Total	8%	(1)	5	—	(10)	1	4	6%	2	8%
(a)See “Items Affecting Comparability.”
(b)Amounts may not sum due to rounding.
FLNA
Net revenue decreased 1%, primarily driven by a decrease in organic volume, partially offset by effective net pricing.
Unit volume declined 2.5%, primarily driven by mid-single-digit declines in trademark Cheetos and trademark Tostitos and low-single-digit declines in trademark Lay’s and variety packs, partially offset by double-digit growth in trademark Chester’s and trademark Miss Vickie’s.
Operating profit decreased 7%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by productivity savings and the effective net pricing.
QFNA
Net revenue decreased 14%, primarily driven by a decrease in organic volume, which was negatively impacted by the loss of sales from products included in the Quaker Recall.
Unit volume declined 14%, primarily driven by double-digit declines in bars, oatmeal, pancake syrup and mix and ready-to-eat cereals. The unit volume decline in bars and ready-to-eat cereals was negatively impacted by the loss of sales from products included in the Quaker Recall.
Operating profit decreased 38%, primarily reflecting the decrease in organic volume, certain operating cost increases and a 14-percentage-point impact of charges associated with the Quaker Recall, partially offset by productivity savings, a 12-percentage-point favorable impact of an insurance recovery related to the Quaker Recall, lower advertising and marketing expenses and effective net pricing.
PBNA
Net revenue increased 0.5%, primarily driven by effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, driven by a 4% decline in non-carbonated beverage (NCB) volume and a 2% decline in CSD volume. The NCB volume decline primarily reflected a mid-single-digit decline in our overall water portfolio, a low-single-digit decline in Gatorade sports drinks and a high-single-digit decline in our Lipton ready-to-drink tea portfolio.

Operating profit decreased 11%, primarily driven by certain operating cost increases, the decline in organic volume, a 9-percentage-point impact of higher impairment and other charges associated with our TBG investment and Juice Transaction-related receivables, a 7-percentage-point impact of higher restructuring charges and higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing and productivity savings.
LatAm
Net revenue increased 0.5%, reflecting effective net pricing, partially offset by a 3-percentage-point impact of unfavorable foreign exchange translation and a net decline in organic volume.
Convenient foods unit volume declined 2%, primarily reflecting double-digit declines in Peru and Argentina, partially offset by low-single-digit growth in Brazil. Additionally, Mexico experienced a low-single-digit decline.
Beverage unit volume grew slightly, primarily reflecting mid-single-digit growth in Brazil and low-single-digit growth in Mexico, Guatemala and Chile, partially offset by a double-digit decline in Colombia and high-single-digit declines in Argentina and Peru.
Operating profit decreased slightly, primarily reflecting certain operating cost increases, a 10-percentage-point unfavorable impact of an indirect tax reserve, the net organic volume decline, higher advertising and marketing expenses and a 3-percentage-point impact of unfavorable foreign exchange translation, partially offset by the effective net pricing, productivity savings and a 5-percentage-point impact of lower commodity costs.
Europe
Net revenue increased 5%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 2-percentage-point impact of unfavorable foreign exchange translation.
Convenient foods unit volume grew 2%, primarily reflecting mid-single-digit growth in Russia and low-single-digit growth in the United Kingdom, partially offset by a high-single-digit decline in France and a mid-single-digit decline in the Netherlands. Additionally, Turkey experienced low-single-digit growth.
Beverage unit volume grew 2%, primarily reflecting mid-single-digit growth in Russia and low-single-digit growth in Turkey, partially offset by a double-digit decline in France and a slight decline in Germany. Additionally, the United Kingdom experienced low-single-digit growth.
Operating profit increased 163%, primarily reflecting a 148-percentage-point favorable impact of the prior-year impairment charges related to the SodaStream business, the net revenue growth, productivity savings and a 17-percentage-point favorable impact of lower restructuring charges. These impacts were partially offset by certain operating cost increases, a 23-percentage-point impact of impairment and other charges associated with our TBG investment and Juice Transaction-related receivables, an 8-percentage-point impact of higher commodity costs and higher advertising and marketing costs.
AMESA
Net revenue increased 1%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 9-percentage-point impact of unfavorable foreign exchange translation.
Convenient foods unit volume grew 2%, primarily reflecting mid-single-digit growth in South Africa and double-digit growth in India, partially offset by double-digit declines in the Middle East and Pakistan.
Beverage unit volume grew 1%, primarily reflecting double-digit growth in India, partially offset by a low-single-digit decline in the Middle East, a mid-single-digit decline in Pakistan and a high-single-digit decline in Nigeria.

Operating profit decreased 1%, primarily reflecting certain operating cost increases, a 33-percentage-point impact of higher commodity costs, primarily packaging materials, potatoes and other ingredients, largely driven by transaction-related foreign exchange and an 8-percentage-point impact of unfavorable foreign exchange translation. These impacts were partially offset by the net revenue growth and productivity savings.
APAC
Net revenue increased 1%, primarily reflecting organic volume growth, partially offset by a 2-percentage-point impact of unfavorable foreign exchange translation and unfavorable net pricing.
Convenient foods unit volume grew 4%, primarily reflecting double-digit growth in Thailand and mid-single-digit growth in China. Additionally, Australia experienced mid-single-digit growth.
Beverage unit volume grew 1%, primarily reflecting high-single-digit growth in Vietnam, mid-single-digit growth in Thailand and low-single-digit growth in the Philippines, partially offset by a low-single-digit decline in China.
Operating profit increased 14%, primarily reflecting productivity savings, the organic volume growth, a 9-percentage-point favorable impact of impairment charges related to the Be & Cheery brand in the prior year and a 5-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and the unfavorable net pricing.
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

The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits expense/income, net interest expense and other, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan), charges associated with our acquisitions and divestitures, impairment and other charges/credits, product recall-related impact, indirect tax expense related to an international audit and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Organic revenue performance
We define organic revenue performance as a measure that adjusts for the impacts of foreign exchange translation, acquisitions and divestitures, and every five or six years, the impact of the 53rd reporting week. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue performance provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Division Review” for further information.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$41,744	$50,110	$37,190	$33	$12,887	$(22)	$2,320	$9,578
Items Affecting Comparability
Mark-to-market net impact	26	(26)	(1)	—	(25)	—	(6)	(19)
Restructuring and impairment charges	(133)	133	(551)	(14)	698	29	164	563
Acquisition and divestiture-related charges	—	—	(22)	—	22	—	4	18
Impairment and other charges	—	—	(695)	(19)	714	—	184	530
Product recall-related impact	(176)	176	(8)	—	184	3	44	143
Indirect tax impact	(218)	218	—	—	218	—	—	218
Pension and retiree medical-related impact	—	—	—	—	—	276	61	215
Core, Non-GAAP Measure	$41,243	$50,611	$35,913	$—	$14,698	$286	$2,771	$11,246

	2023
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$41,881	$49,590	$36,677	$927	$11,986	$250	$2,262	$81	$9,074
Items Affecting Comparability
Mark-to-market net impact	(3)	3	(33)	—	36	—	9	—	27
Restructuring and impairment charges	(13)	13	(433)	—	446	(1)	96	1	348
Acquisition and divestiture-related charges	—	—	(41)	—	41	—	18	—	23
Impairment and other charges/credits	5	(5)	(308)	(927)	1,230	—	284	—	946
Product recall-related impact	(136)	136	—	—	136	—	32	—	104
Pension and retiree medical-related impact	—	—	—	—	—	14	3	—	11
Core, Non-GAAP Measure	$41,734	$49,737	$35,862	$—	$13,875	$263	$2,704	$82	$10,533
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	2024	2023		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$6.95	$6.56		6%
Mark-to-market net impact	(0.01)	0.02
Restructuring and impairment charges	0.41	0.25
Acquisition and divestiture-related charges	0.01	0.02
Impairment and other charges/credits	0.38	0.68
Product recall-related impact	0.10	0.07
Indirect tax impact	0.16	—
Pension and retiree medical-related impact	0.16	0.01
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$8.16	$7.62	(a)	7%
Impact of foreign exchange translation				2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				9%
(a)Does not sum due to rounding.
Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, metals, and energy. Commodity derivatives that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in the fourth quarter of 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion, as compared to our previous estimate of pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. Plan to date through December 28, 2024, we have incurred pre-tax charges of $2.6 billion, including cash expenditures of $1.9 billion. In our 2025 financial results, we expect to incur pre-tax charges of approximately $900 million, including cash expenditures of approximately $800 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our consolidated financial statements for further information related to our 2019 Productivity Plan. We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include employee-related costs, contract termination costs, closing costs and other integration costs.
See Note 13 to our consolidated financial statements for further information.
Impairment and Other Charges/Credits
We recognized Russia-Ukraine conflict charges, brand portfolio impairment charges and other impairment charges as described below.
Russia-Ukraine Conflict Charges
In connection with the ongoing conflict in Ukraine, we recognized charges related to indefinite-lived intangible assets and property, plant and equipment impairment, allowance for expected credit losses, inventory write-downs and other costs in 2022. We also recognized adjustments to these charges in 2023.
See Notes 1 and 4 to our consolidated financial statements for further information.
Brand Portfolio Impairment Charges
We recognized intangible asset, investment and property, plant and equipment impairments and other charges as a result of management’s decision to reposition or discontinue the sale/distribution of certain brands and to sell an investment in 2022. We also recognized adjustments to these charges in 2023.
See Notes 1 and 4 to our consolidated financial statements for further information.
Other Impairment Charges
We recognized impairment charges taken as a result of our quantitative assessments of certain of our indefinite-lived intangible assets and related to our investment in TBG. In addition, we recorded allowance for expected credit losses related to outstanding receivables from TBG associated with the Juice Transaction.
See Notes 1, 4 and 9 to our consolidated financial statements for further information.
Product Recall-Related Impact
We recognized product returns, inventory write-offs and customer and consumer-related costs in our QFNA division associated with a voluntary recall of certain bars and cereals.
See Note 1 to our consolidated financial statements for further information.

Indirect Tax Impact
We recognized additional expenses related to an indirect tax reserve in our LatAm division.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges due to lump sum distributions to retired or terminated employees and the purchase of a group annuity contract whereby a third-party insurance company assumed the obligation to pay and administer future benefit payments for certain retirees. The settlement charge was triggered when the aggregate of the cumulative lump sum distributions and the annuity contract premium exceeded the total annual service and interest costs. Pension and retiree medical-related impact also includes curtailment losses due to restructuring actions as part of our 2019 Productivity Plan.
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
As of December 28, 2024, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of December 28, 2024, our mandatory transition tax liability was $1.7 billion, which must be paid through 2026 under the provisions of the TCJ Act; we currently expect to pay approximately $772 million of this liability in 2025. Any additional guidance issued by the Internal Revenue Service (IRS) may impact our recorded amounts for this transition tax liability. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
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

The table below summarizes our cash activity:

	2024	2023
Net cash provided by operating activities	$12,507	$13,442
Net cash used for investing activities	$(5,472)	$(5,495)
Net cash used for financing activities	$(7,556)	$(3,009)
Operating Activities
In 2024, net cash provided by operating activities was $12.5 billion, compared to $13.4 billion in the prior year. The decrease in operating cash flow primarily reflects unfavorable working capital comparisons.
Investing Activities
In 2024, net cash used for investing activities was $5.5 billion, primarily reflecting net capital spending of $5.0 billion.
In 2023, net cash used for investing activities was $5.5 billion, primarily reflecting net capital spending of $5.3 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by division and see Note 13 to our consolidated financial statements for further discussion of our acquisitions.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2024, net cash used for financing activities was $7.6 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $8.2 billion, as well as payments of long-term debt borrowings of $3.9 billion, partially offset by proceeds from the issuances of long-term debt of $4.0 billion.
In 2023, net cash used for financing activities was $3.0 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $7.7 billion, as well as payments of long-term debt borrowings of $3.0 billion, partially offset by proceeds from issuances of long-term debt of $5.5 billion and net proceeds from short-term borrowings of $2.3 billion.
See Note 8 to our consolidated financial statements for further discussion of debt obligations.
We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 4, 2025, we announced a 5% increase in our annualized dividend to $5.69 per share from $5.42 per share, effective with the dividend expected to be paid in June 2025. We expect to return a total of approximately $8.6 billion to shareholders in 2025, comprising dividends of approximately $7.6 billion and share repurchases of approximately $1.0 billion.

Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	2024	2023	Change
Net cash provided by operating activities, GAAP measure	$12,507	$13,442	(7)%
Capital spending	(5,318)	(5,518)
Sales of property, plant and equipment	342	198
Free cash flow, non-GAAP measure	$7,531	$8,122	(7)%
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
Changes in line items in the balance sheet are discussed below:
Total Assets
As of December 28, 2024, total assets were $99.5 billion, compared to $100.5 billion as of December 30, 2023. The decrease in total assets is primarily driven by the following line item:

Change(a)
Cash and cash equivalents (b)	$(1.2)
(a)In billions.
(b)Refer to the cash flow statement for further information.
Total Liabilities
As of December 28, 2024, total liabilities were $81.3 billion, compared to $81.9 billion as of December 30, 2023. There were no material line item changes. See Notes 8 and 13 for further information regarding our liabilities.
Total Equity
See the equity statement and Notes 9 and 11 to our consolidated financial statements.

Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

2024
Net income attributable to PepsiCo	$9,578
Interest expense	1,606
Tax on interest expense	(357)
$10,827

Average debt obligations (a)	$44,844
Average common shareholders’ equity (b)	18,898
Average invested capital	$63,742

ROIC, non-GAAP measure	17.0%
(a)Includes a quarterly average of short-term and long-term debt obligations.
(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

2024
ROIC, non-GAAP measure	17.0%
Impact of:
Average cash, cash equivalents and short-term investments	2.6
Interest income	(1.0)
Tax on interest income	0.2
Mark-to-market net impact (a)	—
Restructuring and impairment charges (a)	0.6
Acquisition and divestiture-related charges (a)	—
Impairment and other charges/credits (a)	0.5
Product recall-related impact (a)	0.1
Indirect tax impact (a)	0.2
Pension and retiree medical-related impact (a)	0.2
Core Net ROIC, non-GAAP measure	20.4%
(a)See “Items Affecting Comparability” for a detailed description.
OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An appreciation of our critical accounting policies and estimates is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including the business and economic uncertainty resulting from volatile geopolitical conditions and the high interest rate and inflationary cost environment, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented. We have discussed our critical accounting policies and estimates with our Audit Committee.

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
Goodwill and Other Intangible Assets
We sell products under a number of brand names, many of which were developed by us. Brand development costs are expensed as incurred. We also purchase brands and other intangible assets in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands and other intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions, including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment, based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.
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
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
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

Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. Additionally, indefinite-lived intangible assets acquired in recent acquisitions are more susceptible to impairment because they are recorded at fair value at the time of acquisition. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
As of December 28, 2024, the estimated fair value of the SodaStream reporting unit narrowly exceeded its carrying value. Given the low coverage, there could be further impairment to the carrying value of the SodaStream reporting unit goodwill if future sales and operating profit results are not in line with the forecasted future cash flows of the business and/or if macroeconomic conditions worsen and drive an increase in the weighted-average cost of capital used to estimate its fair value. We continue to monitor the performance of the SodaStream reporting unit, as well as all of our indefinite-lived intangible assets.
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
In 2024, our annual tax rate was 19.4% compared to 19.8% in 2023. See “Other Consolidated Results” for further information.
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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2025	2024	2023
Pension
Service cost discount rate	6.0%	5.4%	5.5%
Interest cost discount rate	5.4%	5.1%	5.4%
Expected rate of return on plan assets	7.1%	7.0%	7.0%
Retiree medical
Service cost discount rate	5.6%	5.1%	5.4%
Interest cost discount rate	5.2%	5.0%	5.3%
Expected rate of return on plan assets	7.1%	7.1%	7.1%
In 2024, the aggregate of lump sum distributions and the purchase of a group annuity contract exceeded the total of annual service and interest cost and triggered pre-tax settlement charges for certain U.S. defined pension plans. In addition, we expect the recognition of fixed income losses on plan assets, partially offset by higher discount rates, to increase our pension and retiree medical expense in 2025.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 100-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2025 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$74
Expected rate of return	$143
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
We made a discretionary contribution of $250 million to a U.S. qualified defined benefit plan in January 2025.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions except per share amounts)

	2024	2023	2022
Net Revenue	$91,854	$91,471	$86,392
Cost of sales	41,744	41,881	40,576
Gross profit	50,110	49,590	45,816
Selling, general and administrative expenses	37,190	36,677	34,459
Gain associated with the Juice Transaction (see Note 13)	—	—	(3,321)
Impairment of intangible assets (see Notes 1 and 4)	33	927	3,166
Operating Profit	12,887	11,986	11,512
Other pension and retiree medical benefits (expense)/income	(22)	250	132
Net interest expense and other	(919)	(819)	(939)
Income before income taxes	11,946	11,417	10,705
Provision for income taxes	2,320	2,262	1,727
Net income	9,626	9,155	8,978
Less: Net income attributable to noncontrolling interests	48	81	68
Net Income Attributable to PepsiCo	$9,578	$9,074	$8,910
Net Income Attributable to PepsiCo per Common Share
Basic	$6.97	$6.59	$6.45
Diluted	$6.95	$6.56	$6.42
Weighted-average common shares outstanding
Basic	1,373	1,376	1,380
Diluted	1,378	1,383	1,387

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions)

	2024	2023	2022
Net income	$9,626	$9,155	$8,978
Other comprehensive loss, net of taxes:
Net currency translation adjustment	(1,962)	(307)	(643)
Net change on cash flow hedges	113	(32)	(158)
Net pension and retiree medical adjustments	5	(358)	389
Net change on available-for-sale debt securities and other	(234)	465	4
Total other comprehensive loss, net of taxes	(2,078)	(232)	(408)
Comprehensive income	7,548	8,923	8,570
Less: Comprehensive income attributable to noncontrolling interests	48	81	64
Comprehensive Income Attributable to PepsiCo	$7,500	$8,842	$8,506

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions)

	2024	2023	2022
Operating Activities
Net income	$9,626	$9,155	$8,978
Depreciation and amortization	3,160	2,948	2,763
Gain associated with the Juice Transaction	—	—	(3,321)
Impairment and other charges	714	1,230	3,618
Indirect tax impact	218	—	—
Product recall-related impact	187	136	—
Cash payments for product recall-related impact	(148)	—	—
Operating lease right-of-use asset amortization	655	570	517
Share-based compensation expense	362	380	343
Restructuring and impairment charges	727	445	411
Cash payments for restructuring charges	(436)	(434)	(224)
Pension and retiree medical plan expense	414	150	419
Pension and retiree medical plan contributions	(348)	(410)	(384)
Deferred income taxes and other tax charges and credits	(42)	(271)	(873)
Tax expense related to the TCJ Act	—	—	86
Tax payments related to the TCJ Act	(579)	(309)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(138)	(793)	(1,763)
Inventories	(314)	(261)	(1,142)
Prepaid expenses and other current assets	40	(13)	118
Accounts payable and other current liabilities	(1,161)	420	1,842
Income taxes payable	(123)	310	57
Other, net	(307)	189	(325)
Net Cash Provided by Operating Activities	12,507	13,442	10,811

Investing Activities
Capital spending	(5,318)	(5,518)	(5,207)
Sales of property, plant and equipment	342	198	251
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(256)	(314)	(873)
Proceeds associated with the Juice Transaction	—	—	3,456
Other divestitures, sales of investments in noncontrolled affiliates and other assets	166	75	49
Short-term investments, by original maturity:
More than three months - purchases	(425)	(555)	(291)
More than three months - maturities	—	556	150
More than three months - sales	—	12	—
Three months or less, net	5	3	24
Other investing, net	14	48	11
Net Cash Used for Investing Activities	(5,472)	(5,495)	(2,430)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions)

	2024	2023	2022
Financing Activities
Proceeds from issuances of long-term debt	$4,042	$5,482	$3,377
Payments of long-term debt	(3,886)	(3,005)	(2,458)
Debt redemptions	—	—	(1,716)
Short-term borrowings, by original maturity:
More than three months - proceeds	5,786	5,428	1,969
More than three months - payments	(5,639)	(3,106)	(1,951)
Three months or less, net	392	(29)	(31)
Cash dividends paid	(7,229)	(6,682)	(6,172)
Share repurchases	(1,000)	(1,000)	(1,500)
Proceeds from exercises of stock options	166	116	138
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(135)	(140)	(107)
Other financing	(53)	(73)	(72)
Net Cash Used for Financing Activities	(7,556)	(3,009)	(8,523)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(687)	(277)	(465)
Net (Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(1,208)	4,661	(607)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,761	5,100	5,707
Cash and Cash Equivalents and Restricted Cash, End of Year	$8,553	$9,761	$5,100

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 28, 2024 and December 30, 2023
(in millions except per share amounts)

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$8,505	$9,711
Short-term investments	761	292
Accounts and notes receivable, net	10,333	10,815
Inventories
Raw materials and packaging	2,440	2,388
Work-in-process	104	104
Finished goods	2,762	2,842
	5,306	5,334
Prepaid expenses and other current assets	921	798
Total Current Assets	25,826	26,950
Property, Plant and Equipment, net	28,008	27,039
Amortizable Intangible Assets, net	1,102	1,199
Goodwill	17,534	17,728
Other Indefinite-Lived Intangible Assets	13,699	13,730
Investments in Noncontrolled Affiliates	1,985	2,714
Deferred Income Taxes	4,362	4,474
Other Assets	6,951	6,661
Total Assets	$99,467	$100,495

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$7,082	$6,510
Accounts payable and other current liabilities	24,454	25,137
Total Current Liabilities	31,536	31,647
Long-Term Debt Obligations	37,224	37,595
Deferred Income Taxes	3,484	3,895
Other Liabilities	9,052	8,721
Total Liabilities	81,296	81,858
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,372 and 1,374 shares, respectively)	23	23
Capital in excess of par value	4,385	4,261
Retained earnings	72,266	70,035
Accumulated other comprehensive loss	(17,612)	(15,534)
Repurchased common stock, in excess of par value 495 and 493 shares, respectively)	(41,021)	(40,282)
Total PepsiCo Common Shareholders’ Equity	18,041	18,503
Noncontrolling interests	130	134
Total Equity	18,171	18,637
Total Liabilities and Equity	$99,467	$100,495

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions except per share amounts)

	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,374	$23	1,377	$23	1,383	$23
Change in repurchased common stock	(2)	—	(3)	—	(6)	—
Balance, end of year	1,372	23	1,374	23	1,377	23
Capital in Excess of Par Value
Balance, beginning of year		4,261		4,134		4,001
Share-based compensation expense		357		379		346
Stock option exercises, RSUs and PSUs converted		(90)		(107)		(102)
Withholding tax on RSUs and PSUs converted		(135)		(140)		(107)
Other		(8)		(5)		(4)
Balance, end of year		4,385		4,261		4,134
Retained Earnings
Balance, beginning of year		70,035		67,800		65,165
Net income attributable to PepsiCo		9,578		9,074		8,910
Cash dividends declared (a)		(7,347)		(6,839)		(6,275)
Balance, end of year		72,266		70,035		67,800
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15,534)		(15,302)		(14,898)
Other comprehensive loss attributable to PepsiCo		(2,078)		(232)		(404)
Balance, end of year		(17,612)		(15,534)		(15,302)
Repurchased Common Stock
Balance, beginning of year	(493)	(40,282)	(490)	(39,506)	(484)	(38,248)
Share repurchases	(6)	(1,000)	(6)	(1,000)	(9)	(1,500)
Stock option exercises, RSUs and PSUs converted	4	256	3	223	3	240
Other	—	5	—	1	—	2
Balance, end of year	(495)	(41,021)	(493)	(40,282)	(490)	(39,506)
Total PepsiCo Common Shareholders’ Equity		18,041		18,503		17,149
Noncontrolling Interests
Balance, beginning of year		134		124		108
Net income attributable to noncontrolling interests		48		81		68
Distributions to noncontrolling interests		(49)		(68)		(69)
Acquisitions		—		—		21
Other, net		(3)		(3)		(4)
Balance, end of year		130		134		124
Total Equity		$18,171		$18,637		$17,273

(a) Cash dividends declared per common share were $5.3300, $4.9450 and $4.5250 for 2024, 2023 and 2022, respectively.

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
Our fiscal year ends on the last Saturday of each December, resulting in a 53rd reporting week every five or six years, including in our 2022 financial results. While our North America financial results are reported on a weekly calendar basis, our international operations are reported on a monthly calendar basis. The following chart details our quarterly reporting schedule:

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
Changes to Organizational Structure
The division amounts and discussions included in this Form 10-K reflect the reportable segments that existed through the end of 2024. Effective beginning with our first quarter of 2025, we realigned certain of our reportable segments to be consistent with certain changes to our organizational structure and how the Chief Executive Officer will monitor the performance of these segments.
In North America, the food businesses, FLNA and QFNA, will be reported together as PepsiCo Foods North America. These changes do not impact our PBNA segment.
Internationally, the foods businesses in LatAm, Europe, AMESA and APAC will be reorganized into three reportable segments: Latin America Foods, Europe, Middle East and Africa (EMEA), and Other International Foods. Other International Foods will include the foods businesses in APAC and India, currently part of AMESA.
Our international franchise beverage businesses that were part of our LatAm, Europe, AMESA and APAC segments will be reported as International Beverages Franchise.
The company-owned bottling businesses operating internationally are all located within EMEA and will be reported in the newly created EMEA segment.
Our historical segment reporting will be recast beginning first quarter 2025 to reflect the new organizational structure.
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Russia, Canada, China, the United Kingdom, South Africa and Brazil.
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
Derivatives
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, metals, and energy. Commodity derivatives that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for trading or speculative purposes.
Net Revenue, Significant Expenses and Operating Profit/(Loss) by Division
Our chief operating decision maker (CODM) is our Chairman and Chief Executive Officer. Our CODM uses division operating profit/(loss) as the profit measure to evaluate division performance and allocate resources across divisions. Corporate unallocated expenses, other pension and retiree medical benefits (expense)/income and net interest expense and other are centrally managed costs and are therefore excluded from this profit measure to provide better transparency of our division operating results. Our CODM considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.
Significant expenses are expenses which are regularly provided to the CODM and are included in division operating profit/(loss). These consist of segment cost of sales, segment selling, general and administrative expenses, and various items affecting comparability. Segment cost of sales includes raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, excluding the impact of items affecting comparability. Segment selling, general and administrative expenses include the costs to execute sales to customers, distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, costs related to brand and product marketing to consumers, other ongoing operating costs that are not directly related to manufacturing, distribution, selling, advertising or marketing activities as well as other income or expense items, excluding the impact of items affecting comparability. Items affecting comparability include restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges/credits, product recall-related impact, indirect tax impact and gain associated with the Juice Transaction.
Asset and other balance sheet information for divisions is not provided to the CODM.

Net revenue, significant expenses and operating profit/(loss) of each division are as follows:

	2024
	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Total
Net revenue	$24,755	$2,676	$27,769	$11,718	$13,874	$6,217	$4,845	$91,854
Segment cost of sales (a)	8,786	1,459	12,701	4,762	7,219	3,885	2,431
Segment selling, general and administrative expenses (a)(b)	9,494	710	11,964	4,442	4,368	1,515	1,589
Restructuring and impairment charges (c)	150	11	238	51	123	14	10
Acquisition and divestiture-related charges (d)	9	—	8	—	—	5	—
Impairment and other charges (e)	—	9	556	—	145	—	4
Product recall-related impact (f)	—	184	—	—	—	—	—
Indirect tax impact (g)	—	—	—	218	—	—	—
Division operating profit	$6,316	$303	$2,302	$2,245	$2,019	$798	$811	$14,794
Corporate unallocated expenses								(1,907)
Operating profit								12,887
Other pension and retiree medical benefits expense								(22)
Net interest expense and other								(919)
Income before income taxes								$11,946

	2023
	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Total
Net revenue	$24,914	$3,101	$27,626	$11,654	$13,234	$6,139	$4,803	$91,471
Segment cost of sales (a)	8,829	1,603	12,856	4,958	7,178	3,888	2,422
Segment selling, general and administrative expenses (a)	9,288	870	11,808	4,413	4,213	1,434	1,601
Restructuring and impairment charges (c)	42	—	41	29	223	15	8
Acquisition and divestiture-related charges (d)	—	—	16	—	(2)	2	—
Impairment and other charges/credits (e)	—	—	321	2	855	(7)	59
Product recall-related impact (f)	—	136	—	—	—	—	—
Division operating profit	$6,755	$492	$2,584	$2,252	$767	$807	$713	$14,370
Corporate unallocated expenses								(2,384)
Operating profit								11,986
Other pension and retiree medical benefits income								250
Net interest expense and other								(819)
Income before income taxes								$11,417

	2022
	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Total
Net revenue	$23,291	$3,160	$26,213	$9,779	$12,724	$6,438	$4,787	$86,392
Segment cost of sales (a)	8,183	1,673	12,154	4,490	7,173	4,108	2,509
Segment selling, general and administrative expenses (a)	8,839	876	11,383	3,559	4,168	1,459	1,548
Restructuring and impairment charges (c)	46	7	68	32	109	12	16
Acquisition and divestiture-related charges (d)	—	—	51	—	14	3	—
Gain associated with the Juice Transaction (h)	—	—	(3,029)	—	(292)	—	—
Impairment and other charges (e)	88	—	160	71	2,932	190	177
Division operating profit/(loss)	$6,135	$604	$5,426	$1,627	$(1,380)	$666	$537	$13,615
Corporate unallocated expenses								(2,103)
Operating profit								11,512
Other pension and retiree medical benefits income								132
Net interest expense and other								(939)
Income before income taxes								$10,705
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges/credits, product recall-related impact and indirect tax impact lines of these tables.
(b)We recognized a pre-tax gain of $122 million ($92 million after-tax or $0.07 per share) in our FLNA division, recorded in selling, general and administrative expenses, related to the remeasurement of our previously held 50% equity ownership in Sabra at fair value. See Note 13 for further information.
(c)See Note 3 for further information related to restructuring and impairment charges.
(d)See Note 13 for further information related to acquisitions and divestiture-related charges.
(e)See below and Note 4 for impairment and other charges taken related to the Russia-Ukraine conflict, brand portfolio impairment and other impairment.
(f)In 2024, we recorded a pre-tax charge of $187 million ($143 million after-tax or $0.10 per share) associated with the Quaker Recall with $176 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs, $8 million recorded in selling, general and administrative expenses and $3 million recorded in other pension and retiree medical benefits (expense)/income, which is not included in operating profit. In 2023, we recorded a pre-tax charge of $136 million ($104 million after-tax or $0.07 per share) in cost of sales for product returns, inventory write-offs and customer and consumer-related costs associated with the Quaker Recall.
(g)We recorded a pre-tax charge of $218 million ($218 million after-tax or $0.16 per share) in cost of sales related to an indirect tax reserve in our LatAm division.
(h)We recorded a gain of $3,029 million and $292 million in our PBNA and Europe divisions, respectively, associated with the Juice Transaction. The total after-tax amount was $2,888 million or $2.08 per share. See Note 13 for further information.
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business for each of our international divisions, as well as our consolidated net revenue:

	2024		2023		2022
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
LatAm	10%	90%	9%	91%	9%	91%
Europe	48%	52%	48%	52%	50%	50%
AMESA	30%	70%	29%	71%	30%	70%
APAC	23%	77%	23%	77%	23%	77%
PepsiCo	42%	58%	41%	59%	42%	58%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and Europe divisions, is 35% of our consolidated net revenue in both 2024 and 2023, and 37% of our consolidated net revenue in 2022. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.

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
A summary of pre-tax charges taken in 2022 as a result of our decision to reposition or discontinue the sale/distribution of certain brands and to sell an investment is as follows:

	Cost of sales	Selling, general and administrative expenses	Impairment of intangible assets	Total
PBNA	$26	$8	$126	$160	Impairment and other charges associated with distribution rights and inventory due to the termination of Bang energy drinks distribution agreement
LatAm	—	35	36	71	Loss on sale and impairment of intangible assets related to the sale of certain non-strategic brands
Europe	1	10	242	253	Primarily impairment of intangible assets related to the discontinuation or repositioning of certain juice and dairy brands in Russia (a)
AMESA	29	121	9	159	Primarily impairment of investment, property, plant and equipment and intangible assets related to the sale or discontinuation of non-strategic investment and brands
APAC	5	—	—	5	Impairment of property, plant and equipment related to the discontinuation of a non-strategic brand in China
Total	$61	$174	$413	$648
After-tax amount				$522
Impact on net income attributable to PepsiCo per common share				$(0.38)
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
A summary of pre-tax other impairment charges taken as a result of our quantitative assessments is as follows:

	2024	2023	2022
FLNA	$—	$—	$88	Related to a baked fruit convenient food brand (recorded in impairment of intangible assets)
QFNA	9	—	—	Related to a nutrition bar brand (recorded in impairment of intangible assets)
PBNA	556	321	—
2024 includes other-than-temporary impairment of our remaining investment in TBG and allowance for expected credit losses related to receivables associated with the Juice Transaction (recorded in selling, general and administrative expenses). 2023 includes our proportionate share of TBG’s indefinite-lived intangible assets impairment and other-than-temporary impairment of our investment in TBG (recorded in selling, general and administrative expenses) (a)

Europe	145	862	1,264
2024 primarily includes other-than-temporary impairment of our investment in TBG and allowance for expected credit losses related to certain receivables from TBG (recorded in selling, general and administrative expenses). 2023 and 2022 are related to the SodaStream brand and goodwill (recorded in impairment of intangible assets) (a)(b)

AMESA	—	6	31	Related to brands from the Pioneer Food Group Ltd. acquisition (recorded in impairment of intangible assets)
APAC	4	59	172	Primarily related to the Be & Cheery brand (recorded in impairment of intangible assets)
Total	$714	$1,248	$1,555
After-tax amount	$584	$1,033	$1,301
Impact on net income attributable to PepsiCo per common share	$(0.42)	$(0.75)	$(0.94)
(a)See Note 9 for further information regarding our proportionate share of TBG’s indefinite-lived intangible assets impairment and other-than temporary impairment of our investment in TBG. In 2024, we recorded an allowance for expected credit losses of $193 million, primarily related to outstanding receivables associated with the Juice Transaction.
(b)See Note 4 for further information regarding impairment of intangible assets. For information on our policies for indefinite-lived intangible assets, see Note 2.

Other Division Information
Capital spending, amortization of intangible assets, and depreciation and other amortization of each division are as follows:

	Capital Spending			Amortization of Intangible Assets			Depreciation and Other Amortization
	2024	2023	2022	2024	2023	2022	2024	2023	2022
FLNA	$1,182	$1,341	$1,464	$10	$11	$11	$806	$736	$653
QFNA	124	103	93	—	—	—	46	51	47
PBNA	1,541	1,723	1,714	22	22	22	1,047	1,003	930
LatAm	837	841	581	2	2	3	394	372	306
Europe	568	551	668	29	29	30	377	347	357
AMESA	450	391	307	3	3	4	172	167	179
APAC	294	284	241	8	8	8	116	99	92
Total division	4,996	5,234	5,068	74	75	78	2,958	2,775	2,564
Corporate	322	284	139	—	—	—	128	98	121
Total	$5,318	$5,518	$5,207	$74	$75	$78	$3,086	$2,873	$2,685
Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2024	2023	2022	2024	2023
United States	$51,668	$52,165	$49,390	$41,547	$41,234
Mexico	7,123	7,011	5,472	2,392	2,509
Russia	3,880	3,566	4,118	1,667	1,986
Canada	3,764	3,722	3,536	2,681	2,815
China	2,709	2,703	2,752	1,538	1,510
United Kingdom	2,063	1,946	1,844	871	868
South Africa	1,859	1,707	1,837	1,302	1,305
Brazil	1,765	1,779	1,617	497	573
All other countries	17,023	16,872	15,826	11,179	11,226
Total	$91,854	$91,471	$86,392	$63,674	$64,026
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
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as commodity derivative gains and losses, foreign exchange transaction gains and losses, our ongoing business transformation initiatives, unallocated research and development costs, unallocated insurance and benefit programs, certain gains and losses on equity investments, as well as certain other items.
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
We are exposed to concentration of credit risk from our major customers, including Walmart. We have not experienced credit issues with these customers. In 2024, sales to Walmart and its affiliates (including Sam’s) represented approximately 14% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart.
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
The terms of most of our incentive arrangements do not exceed one year and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $237 million as of December 28, 2024 and $228 million as of December 30, 2023 are included in prepaid expenses and other current assets and other assets on our balance sheet.

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
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $5.9 billion in 2024, $5.7 billion in 2023 and $5.2 billion in 2022, including advertising expenses of $3.9 billion in 2024, $3.8 billion in 2023 and $3.5 billion in 2022. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $58 million and $67 million as of December 28, 2024 and December 30, 2023, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $16.0 billion in 2024, $15.4 billion in 2023 and $15.0 billion in 2022.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $199 million in 2024, $159 million in 2023 and $123 million in 2022. Net capitalized software and development costs were $1.5 billion and $1.4 billion as of December 28, 2024 and December 30, 2023, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $813 million, $804 million and

$771 million in 2024, 2023 and 2022, respectively, and are reported within selling, general and administrative expenses.
Goodwill and Other Intangible Assets
Indefinite-lived intangible assets and goodwill are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter, or more frequently if circumstances indicate that the carrying value may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions (including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment), industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for indefinite-lived intangible assets and goodwill, an assessment is performed to determine the fair value of the indefinite-lived intangible asset and the reporting unit, respectively. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for indefinite-lived intangible assets and goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.
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
•Income Taxes – Note 5.
•Share-Based Compensation – Note 6.
•Pension, Retiree Medical and Savings Plans – Note 7.
•Financial Instruments – Note 9.
•Leases – Note 12.
•Supply Chain Financing Arrangements – Note 14.
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
Recently Issued Accounting Pronouncements
Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance to enhance disclosure of expenses of a public entity’s reportable segments. The new guidance requires a public entity to disclose on an annual and interim basis: (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) an amount for other segment items (the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), including a description of its composition, and (3) information about a reportable segment’s: (a) profit or loss, and (b) assets, if provided to CODM, and on an annual basis, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the guidance and all existing segment disclosures. We adopted the guidance in our 2024 annual reporting, on a retrospective basis. See Note 1 for further information.
In September 2022, the FASB issued guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. We adopted the guidance in the first quarter of 2023, except for the rollforward, which we adopted in our 2024 annual reporting, on a prospective basis. See Note 14 for further information.
Not Yet Adopted
In November 2024, the FASB issued guidance to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. Additionally, on an annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We will adopt the guidance when it becomes effective, in our 2027 annual reporting and each quarter thereafter, on a prospective basis.
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
Note 3 — Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in the fourth quarter of 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion, as compared to our previous estimate of pre-tax charges of approximately $3.65 billion, including cash expenditures of approximately $2.9 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by division approximately as follows:

	FLNA	QFNA	PBNA	LatAm	Europe	AMESA	APAC	Corporate
Expected pre-tax charges	15%	1%	25%	10%	25%	5%	4%	15%

A summary of our 2019 Productivity Plan charges is as follows:

	2024	2023	2022
Cost of sales	$133	$13	$33
Selling, general and administrative expenses	551	433	347
Impairment of intangible assets	14	—	—
Other pension and retiree medical benefits expense/(income) (a)	29	(1)	31
Total restructuring and impairment charges	$727	$445	$411
After-tax amount	$563	$349	$334
Impact on net income attributable to PepsiCo per common share	$(0.41)	$(0.25)	$(0.24)

	2024	2023	2022	Plan to Date through 12/28/2024
FLNA	$150	$42	$46	$402
QFNA	11	—	7	30
PBNA	238	41	68	505
LatAm	51	29	32	251
Europe	123	223	109	689
AMESA	14	15	12	111
APAC	10	8	16	95
Corporate	101	88	90	418
	698	446	380	2,501
Other pension and retiree medical benefits expense/(income) (a)	29	(1)	31	126
Total	$727	$445	$411	$2,627
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

Plan to Date through 12/28/2024
Severance and other employee costs	$1,434
Asset impairments	306
Other costs	887
Total	$2,627
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including consulting and other professional fees, as well as contract termination costs.

A summary of our 2019 Productivity Plan is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 25, 2021	$64	$—	$7	$71
2022 restructuring charges	243	33	135	411
Cash payments (a)	(90)	—	(134)	(224)
Non-cash charges and translation	(29)	(33)	—	(62)
Liability as of December 31, 2022	188	—	8	196
2023 restructuring charges	243	2	200	445
Cash payments (a)	(242)	—	(192)	(434)
Non-cash charges and translation	(1)	(2)	(7)	(10)
Liability as of December 30, 2023	188	—	9	197
2024 restructuring charges	384	114	229	727
Cash payments (a)	(204)	—	(232)	(436)
Non-cash charges and translation	(30)	(114)	20	(124)
Liability as of December 28, 2024	$338	$—	$26	$364
(a)Excludes cash expenditures of $7 million in 2024, and $1 million each in 2023 and 2022, reported in the cash flow statement in pension and retiree medical plan contributions.
The majority of the restructuring accrual at December 28, 2024 is expected to be paid by the end of 2025.
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
Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2024			2023			2022
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$821	$(223)	$598	$840	$(214)	$626
Customer relationships	15 – 24	565	(279)	286	560	(265)	295
Brands	20 – 40	1,051	(977)	74	1,093	(989)	104
Other identifiable intangibles	10 – 24	420	(276)	144	449	(275)	174
Total		$2,857	$(1,755)	$1,102	$2,942	$(1,743)	$1,199
Amortization expense				$74			$75	$78

Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 28, 2024 and using average 2024 foreign exchange rates, is expected to be as follows:

	2025	2026	2027	2028	2029
Five-year projected amortization	$73	$64	$60	$59	$58
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
Indefinite-Lived Intangible Assets
As discussed in Note 2, we perform our annual impairment assessment on indefinite-lived intangible assets during our third quarter. The annual impairment assessment on indefinite-lived intangible assets performed in the third quarter of 2024, based on best available market information and our internal forecasts and operating plans at the time, did not result in any material impairment charges.
As of December 28, 2024, the estimated fair value of the SodaStream reporting unit narrowly exceeded its carrying value. Given the low coverage, there could be further impairment to the carrying value of the SodaStream reporting unit goodwill if future sales and operating profit results are not in line with the forecasted future cash flows of the business and/or if macroeconomic conditions worsen and drive an increase in the weighted-average cost of capital used to estimate its fair value. We continue to monitor the performance of the SodaStream reporting unit, as well as all of our indefinite-lived intangible assets.
We did not recognize any impairment charges for goodwill in the year ended December 28, 2024.
In the fourth quarter of 2023, macroeconomic conditions, including higher interest rates, inflationary costs, and the ongoing conflict in the Middle East, and recent business performance indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in various markets, primarily assumptions underlying the weighted-average cost of capital and the impact of economic uncertainty on current and future financial performance, and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value for certain of our intangible assets, which reflects the increase in the weighted-average cost of capital as well as our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions). As a result of the quantitative assessment, we recorded pre-tax impairment charges of $0.6 billion ($0.5 billion after-tax or $0.35 per share) for brands and $0.3 billion ($0.3 billion after-tax or $0.22 per share) for goodwill, both in impairment of intangible assets, primarily related to the SodaStream brand and reporting unit in our Europe division, in the year ended December 30, 2023. See Note 1 for further information.
In the first quarter of 2022, we discontinued or repositioned certain juice and dairy brands in Russia in our Europe division. As a result, we recognized pre-tax impairment charges of $241 million ($193 million after-tax or $0.14 per share) in impairment of intangible assets, primarily related to indefinite-lived intangible assets in the year ended December 31, 2022. See Note 1 for further information.
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
We did not recognize any impairment charges for goodwill in the year ended December 31, 2022.
For further information on our policies for indefinite-lived intangible assets, see Note 2.
The components of indefinite-lived intangible assets are as follows:

	2024	2023
Goodwill	$17,534	$17,728
Other indefinite-lived intangible assets
Reacquired franchise rights	7,437	7,533
Acquired franchise rights	1,858	1,891
Brands (a)	4,404	4,306
Total indefinite-lived intangible assets	$31,233	$31,458
(a) Increase is related to the acquisition of remaining ownership in Sabra. See Note 13 for further information.

The change in the book value of goodwill is as follows:

	FLNA	QFNA	PBNA	LatAm	Europe (a)	AMESA	APAC	Total
Balance as of December 31, 2022	$451	$189	$11,947	$436	$3,646	$1,015	$518	$18,202
Acquisitions	—	—	4	—	—	34	—	38
Impairment	—	—	—	—	(290)	—	—	(290)
Translation and other	2	—	10	24	(190)	(58)	(10)	(222)
Balance as of December 30, 2023	453	189	11,961	460	3,166	991	508	17,728
Acquisitions (b)	159	—	—	—	—	—	3	162
Translation and other	(10)	—	(36)	(47)	(220)	(21)	(22)	(356)
Balance as of December 28, 2024	$602	$189	$11,925	$413	$2,946	$970	$489	$17,534
(a)Impairment in 2023 is related to SodaStream. Translation and other in 2023 primarily reflects the depreciation of the Russian ruble, partially offset by appreciation of the euro and British pound. Translation and other in 2024 primarily reflects the depreciation of the Russian ruble and euro.
(b)Primarily related to the acquisition of remaining ownership in Sabra. See Note 13 for further information.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2024	2023	2022
United States	$2,590	$4,120	$7,305
Foreign	9,356	7,297	3,400
	$11,946	$11,417	$10,705
The provision for income taxes consisted of the following:

	2024	2023	2022
Current:
U.S. Federal	$1,033	$1,133	$1,137
Foreign	1,406	1,201	1,027
State	255	309	246
	2,694	2,643	2,410
Deferred:
U.S. Federal	(306)	(109)	22
Foreign	(10)	(212)	(709)
State	(58)	(60)	4
	(374)	(381)	(683)
	$2,320	$2,262	$1,727

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2024	2023	2022
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.3	1.8	1.8
Lower taxes on foreign results	(2.5)	(2.5)	(1.5)
One-time mandatory transition tax - TCJ Act	—	—	0.8
Juice Transaction	—	(0.1)	(2.4)
Tax settlements	—	—	(3.0)
Other, net	(0.4)	(0.4)	(0.6)
Annual tax rate	19.4%	19.8%	16.1%
Tax Cuts and Jobs Act
In 2022, we recorded $86 million ($0.06 per share) of net tax expense related to the TCJ Act as a result of correlating adjustments related to a partial audit settlement with the IRS for tax years 2014 through 2019.
As of December 28, 2024, our mandatory transition tax liability was $1.7 billion, which must be paid through 2026 under the provisions of the TCJ Act. We reduced our liability through cash payments and application of tax overpayments by $579 million in 2024, and $309 million in each of 2023 and 2022. We currently expect to pay approximately $772 million of this liability in 2025.
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
Other Tax Matters
On October 29, 2021, we filed a formal written protest of a final assessment from the IRS audit for the tax years 2014 through 2016 and requested an appeals conference. In 2022, we came to an agreement with the IRS to settle one of the issues assessed in the 2014 through 2016 tax audit. The agreement covers tax years 2014 through 2019. As a result, we reduced our reserves for uncertain tax positions, including any correlating adjustments impacting the mandatory transition tax liability under the TCJ Act, resulting in a net non-cash tax benefit of $233 million ($0.17 per share) in 2022. Tax years 2014 through 2019 remain under audit for other issues.
In 2024 and 2023, tax benefits of $54 million ($0.04 per share) and $68 million ($0.05 per share), respectively, were recorded related to the impairment of certain consolidated investments.

Deferred tax liabilities and assets are comprised of the following:

	2024	2023
Deferred tax liabilities
Debt guarantee of wholly-owned subsidiary	$578	$578
Property, plant and equipment	1,868	1,978
Recapture of net operating losses	488	492
Pension liabilities	112	167
Right-of-use assets	772	660
Investment in TBG	—	93
Other	301	350
Gross deferred tax liabilities	4,119	4,318

Deferred tax assets
Net carryforwards	6,737	6,877
Intangible assets other than nondeductible goodwill	1,599	1,758
Share-based compensation	148	137
Retiree medical benefits	104	114
Other employee-related benefits	415	412
Deductible state tax and interest benefits	202	176
Lease liabilities	773	660
Capitalized research and development	256	210
Other	948	1,031
Gross deferred tax assets	11,182	11,375
Valuation allowances	(6,185)	(6,478)
Deferred tax assets, net	4,997	4,897
Net deferred tax (assets)/liabilities	$(878)	$(579)
A summary of our valuation allowance activity is as follows:

	2024	2023	2022
Balance, beginning of year	$6,478	$5,013	$4,628
(Benefit)/provision	(198)	1,419	492
Other (deductions)/additions	(95)	46	(107)
Balance, end of year	$6,185	$6,478	$5,013

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2023	2014-2019
Mexico	2014-2023	2014-2019
United Kingdom	2021-2023	None
Canada (Domestic)	2018-2023	2019
Canada (International)	2012-2023	2012-2019
Russia	2021-2023	None
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
As of December 28, 2024, the total gross amount of reserves for income taxes, reported in other liabilities, was $2.3 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $469 million as of December 28, 2024, of which $103 million of tax expense was recognized in 2024. The gross amount of interest accrued, reported in other liabilities, was $390 million as of December 30, 2023, of which $102 million of tax expense was recognized in 2023.
A reconciliation of unrecognized tax benefits is as follows:

	2024	2023
Balance, beginning of year	$2,093	$1,867
Additions for tax positions related to the current year	210	225
Additions for tax positions from prior years	108	123
Reductions for tax positions from prior years	(46)	(51)
Settlement payments	(24)	(16)
Statutes of limitations expiration	(31)	(33)
Translation and other	(26)	(22)
Balance, end of year	$2,284	$2,093
Carryforwards and Allowances
Operating loss carryforwards and income tax credits totaling $34.0 billion as of December 28, 2024 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses and income tax credits from prior periods to reduce future taxable income or income tax liabilities. These operating losses and income tax credits will expire as follows: $0.4 billion in 2025, $29.1 billion between 2026 and 2041 and $4.5 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.
Undistributed International Earnings
As of December 28, 2024, we had approximately $11 billion of undistributed international earnings. We intend to continue to reinvest $11 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
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
As of December 28, 2024, 95 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2024	2023	2022
Share-based compensation expense - equity awards	$362	$380	$343
Share-based compensation expense - liability awards	7	19	30
Acquisition and divestiture-related charges	—	—	3
Restructuring charges	(5)	(1)	—
Total	$364	$398	$376
Income tax benefits recognized in earnings related to share-based compensation	$68	$73	$62
Excess tax benefits related to share-based compensation	$33	$36	$44
As of December 28, 2024, there was $398 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2024	2023	2022
Expected life	7 years	7 years	7 years
Risk-free interest rate	4.2%	4.2%	1.9%
Expected volatility	16%	16%	16%
Expected dividend yield	2.9%	2.7%	2.5%
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
A summary of our stock option activity for the year ended December 28, 2024 is as follows:

	Options(a)	Weighted-Average Exercise Price Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 30, 2023	11,167	$136.10
Granted	2,034	$164.48
Exercised	(1,555)	$107.36
Forfeited/expired	(591)	$165.37
Outstanding at December 28, 2024	11,055	$143.88	6.16	$177,780
Exercisable at December 28, 2024	5,369	$119.78	3.98	$177,780
Expected to vest as of December 28, 2024	5,403	$166.64	8.19	$—
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
The fair value of RSUs and PSUs are measured at the market price of the Company’s stock on the date of grant.
A summary of our RSU and PSU activity for the year ended December 28, 2024 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 30, 2023	5,598	$156.43
Granted	2,348	$164.25
Converted	(2,055)	$134.42
Forfeited	(525)	$165.96
Outstanding at December 28, 2024 (b)	5,366	$166.09	1.28	$820,429
Expected to vest as of December 28, 2024 (c)	5,306	$166.14	1.20	$811,310
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding PSUs for which the vesting period has not ended as of December 28, 2024, at the threshold, target and maximum award levels were zero, 0.7 million and 1.3 million, respectively.
(c)Represents the number of outstanding awards expected to vest, including estimated performance adjustments on all outstanding PSUs as of December 28, 2024.
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
A summary of our long-term cash activity for the year ended December 28, 2024 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(b)	Contractual Life Remaining (years)
Outstanding at December 30, 2023	$51,851
Granted	19,499
Vested	(15,241)
Forfeited	(2,139)
Outstanding at December 28, 2024 (c)	$53,970	$36,199	1.24
Expected to vest as of December 28, 2024	$49,546	$32,681	1.24
(a)In thousands, disclosed at target.
(b)In thousands, based on the most recent valuation as of December 28, 2024.
(c)The outstanding awards for which the vesting period has not ended as of December 28, 2024, at the threshold, target and maximum award levels based on the achievement of its market conditions were zero, $54 million and $108 million, respectively.

Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2024	2023	2022
Stock Options
Total number of options granted (a)	2,034	2,162	2,422
Weighted-average grant-date fair value per unit of options granted	$27.29	$29.81	$19.72
Total intrinsic value of options exercised (a)	$99,388	$100,209	$134,580
Total grant-date fair value of options vested (a)	$14,759	$11,830	$9,661
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,348	2,151	2,263
Weighted-average grant-date fair value per unit of RSUs/PSUs granted	$164.25	$171.11	$163.02
Total intrinsic value of RSUs/PSUs converted (a)	$372,612	$396,123	$329,705
Total grant-date fair value of RSUs/PSUs vested (a)	$280,673	$286,605	$196,649
(a)In thousands.
As of December 28, 2024 and December 30, 2023, there were approximately 311,000 and 330,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.

Note 7 — Pension, Retiree Medical and Savings Plans
In 2024, we recognized a pre-tax settlement charge of $213 million ($165 million after-tax or $0.12 per share) in a U.S. qualified defined benefit pension plan due to lump sum distributions to retired or terminated employees and the purchase of a group annuity contract whereby a third-party insurance company assumed the obligation to pay and administer future benefit payments for certain retirees. The settlement charge was triggered when the aggregate of the cumulative lump sum distributions and the annuity contract premium exceeded the total annual service and interest cost.
Effective December 31, 2022, we merged two U.S. qualified defined benefit pension plans, PepsiCo Employees Retirement Plan I (Plan I), mostly inactive participants, and PepsiCo Employees Retirement Plan A, mostly active participants, with Plan I remaining. The accrued benefits offered to the plans’ participants were unchanged. The merger was made to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses of the merged plan will be amortized over the average remaining life expectancy of participants. There was no material impact to pre-tax pension benefits expense from this merger.
In 2022, we transferred pension and retiree medical obligations of $145 million and related assets to TBG in connection with the Juice Transaction. See Note 13 for further information.
In 2020, we adopted an amendment to the U.S. qualified defined benefit plans to freeze benefit accruals for salaried participants, effective December 31, 2025.
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual and expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss within common shareholders’ equity. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in PepsiCo Employees Retirement Hourly Plan (Plan H) (approximately 11 years) and retiree medical (approximately 11 years), and the remaining life expectancy for participants in Plan I (approximately 26 years).
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

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation
Obligation at beginning of year	$12,035	$11,543	$2,986	$2,603	$677	$714
Service cost	347	327	46	43	31	29
Interest cost	585	593	144	141	32	36
Plan amendments	12	13	1	—	—	—
Participant contributions	—	—	2	2	—	—
Experience (gain)/loss	(563)	603	(55)	194	(44)	(22)
Benefit payments	(617)	(1,006)	(108)	(116)	(78)	(80)
Settlement/curtailment	(506)	(36)	(62)	(26)	—	—
Special termination benefits	31	(1)	—	—	1	—
Other, including foreign currency adjustment	—	(1)	(168)	145	(3)	—
Obligation at end of year	$11,324	$12,035	$2,786	$2,986	$616	$677

Change in fair value of plan assets
Fair value at beginning of year	$11,541	$11,148	$3,528	$3,195	$183	$196
Actual return on plan assets	(10)	1,121	142	267	5	21
Employer contributions/funding	236	314	59	50	53	46
Participant contributions	—	—	2	2	—	—
Benefit payments	(617)	(1,006)	(108)	(116)	(78)	(80)
Settlement	(539)	(36)	(62)	(26)	—	—
Other, including foreign currency adjustment	(2)	—	(164)	156	—	—
Fair value at end of year	$10,609	$11,541	$3,397	$3,528	$163	$183
Funded status	$(715)	$(494)	$611	$542	$(453)	$(494)

Amounts recognized
Other assets	$388	$313	$792	$727	$—	$—
Other current liabilities	(85)	(75)	(10)	(11)	(52)	(52)
Other liabilities	(1,018)	(732)	(171)	(174)	(401)	(442)
Net amount recognized	$(715)	$(494)	$611	$542	$(453)	$(494)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,618	$3,596	$633	$707	$(333)	$(323)
Prior service cost/(credit)	54	18	(5)	(8)	(14)	(19)
Total	$3,672	$3,614	$628	$699	$(347)	$(342)

Changes recognized in net loss/(gain) included in other comprehensive loss
Net loss/(gain) arising in current year	$320	$333	$8	$119	$(36)	$(30)
Amortization and settlement recognition	(298)	(74)	(43)	(23)	25	27
Foreign currency translation (gain)/loss	—	—	(39)	40	1	—
Total	$22	$259	$(74)	$136	$(10)	$(3)

Accumulated benefit obligation at end of year	$11,069	$11,653	$2,638	$2,835
The net loss arising in the current year is primarily attributable to lower actual asset return as compared to expected return on plan assets and actual experience differing from demographic assumptions, partially offset by experience gain primarily due to higher discount rates.

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
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$347	$327	$487	$46	$43	$64	$31	$29	$37
Other pension and retiree medical benefits expense/(income):
Interest cost	$585	$593	$434	$144	$141	$90	$32	$36	$19
Expected return on plan assets	(871)	(851)	(912)	(205)	(192)	(218)	(13)	(13)	(16)
Amortization of prior service credits	(24)	(26)	(28)	(2)	(1)	(1)	(5)	(6)	(8)
Amortization of net losses/(gains)	77	70	149	21	13	29	(25)	(27)	(14)
Settlement/curtailment losses/(gains) (a)	254	4	322	22	10	1	—	—	(16)
Special termination benefits	31	(1)	37	—	—	—	1	—	—
Total other pension and retiree medical benefits expense/(income)	$52	$(211)	$2	$(20)	$(29)	$(99)	$(10)	$(10)	$(35)
Total	$399	$116	$489	$26	$14	$(35)	$21	$19	$2
(a)In 2024, U.S. includes a settlement charge of $213 million ($165 million after-tax or $0.12 per share) related to the aggregate of lump sum distributions and the purchase of a group annuity contract exceeding the total of annual service and interest cost. In 2022, U.S. includes a settlement charge of $318 million ($246 million after-tax or $0.18 per share) related to lump sum distributions exceeding the total of annual service and interest cost.

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost
Service cost discount rate (a)	5.1%	5.4%	3.1%	6.9%	7.0%	4.2%	5.1%	5.4%	2.8%
Interest cost discount rate (a)	5.1%	5.4%	3.1%	5.0%	5.4%	2.3%	5.0%	5.3%	2.1%
Expected return on plan assets (a)	7.4%	7.4%	6.7%	5.8%	5.7%	5.3%	7.1%	7.1%	5.7%
Rate of salary increases	3.9%	3.2%	3.0%	4.3%	4.2%	3.3%

Projected Benefit Obligation
Discount rate	5.7%	5.1%	5.4%	5.5%	5.1%	5.3%	5.5%	5.1%	5.4%
Rate of salary increases	3.9%	3.9%	3.2%	4.0%	4.3%	4.2%
(a)2022 U.S. rates reflect remeasurement of a U.S. qualified defined benefit pension plan in the second quarter of 2022.

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2024	2023	2024	2023	2024	2023
Selected information for plans with accumulated benefit obligation in excess of plan assets
Obligation for service to date	$(7,315)	$(631)	$(194)	$(255)
Fair value of plan assets	$6,399	$—	$135	$190
Selected information for plans with projected benefit obligation in excess of plan assets
Benefit obligation	$(7,502)	$(8,223)	$(346)	$(375)	$(616)	$(677)
Fair value of plan assets	$6,399	$7,416	$165	$190	$163	$183
Of the total projected pension benefit obligation as of December 28, 2024, approximately $664 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2025	2026	2027	2028	2029	2030 - 2034
Pension	$1,053	$1,145	$953	$982	$1,008	$5,327
Retiree medical (a)	$77	$75	$72	$69	$67	$295
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be less than $1 million for each of the years from 2025 through 2029 and approximately $2 million in total for 2030 through 2034.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2024	2023	2022	2024	2023	2022
Discretionary (a)	$161	$267	$160	$—	$—	$—
Non-discretionary	134	97	176	53	46	48
Total	$295	$364	$336	$53	$46	$48
(a)Includes $150 million contribution in 2024, $250 million contribution in 2023 and $150 million contribution in 2022 to fund our U.S. qualified defined benefit plans.
We made a discretionary contribution of $250 million to a U.S. qualified defined benefit plan in January 2025. In addition, in 2025, we expect to make non-discretionary contributions of approximately $102 million to our U.S. and international pension benefit plans and contributions of approximately $52 million for retiree medical benefits.
We also regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
Plan Assets
Our pension plan investment strategy includes the use of actively managed accounts and is reviewed periodically in conjunction with plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. This strategy is also applicable to funds held for the retiree medical plans. Our investment objective includes ensuring that funds are available to meet the plans’ benefit obligations when they become due. Assets contributed to our pension plans are no longer controlled by us, but become the property of our individual pension plans. However, we are indirectly impacted by changes in these plan assets as compared to changes in our projected obligations. Our overall investment policy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments, such as futures and forward contracts, to reduce interest rate and foreign currency risks. Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Forward contracts consist of currency forwards. We also participate in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis, including both cash and non-cash collaterals.
For 2025 and 2024, our expected long-term rate of return on U.S. plan assets is 7.5% and 7.4%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2025	2024
Fixed income	56%	55%
U.S. equity	22%	22%
International equity	18%	19%
Real estate	4%	4%
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
Plan assets measured at fair value as of year-end 2024 and 2023 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) in both years and are as follows:

	Fair Value Hierarchy Level	2024	2023
U.S. plan assets (a)(b)
Equity securities, including preferred stock (c)	1	$4,270	$4,698
Government securities (d)	2	1,538	1,812
Corporate bonds (d)	2	3,903	4,233
Mortgage-backed securities (d)	2	125	133
Contracts with insurance companies (e)	3	1	1
Cash and cash equivalents (f) (g)	1, 2	732	349
Sub-total U.S. plan assets		10,569	11,226
Real estate and other commingled funds measured at net asset value (h)		561	411
Securities lending payables, net of dividends and interest receivable (g)		(358)	87
Total U.S. plan assets		$10,772	$11,724
International plan assets
Equity securities (c)	1	$1,172	$1,175
Government securities (d)	2	932	1,207
Corporate bonds (d)	2	469	267
Fixed income commingled funds (i)	1	557	526
Contracts with insurance companies (e)	3	29	30
Cash and cash equivalents	1	128	143
Sub-total international plan assets		3,287	3,348
Real estate commingled funds measured at net asset value (h)		79	162
Dividends and interest receivable		31	18
Total international plan assets		$3,397	$3,528
(a)Includes $163 million and $183 million in 2024 and 2023, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Includes securities loaned to borrowers under the securities lending program with fair value of $630 million in 2024.
(c)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common and preferred stock investments are based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 12% and 13% of total U.S. plan assets for 2024 and 2023, respectively.
(d)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represent 31% of total U.S. plan assets for both 2024 and 2023.
(e)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. The changes in Level 3 amounts were not significant in the years ended December 28, 2024 and December 30, 2023.
(f)Includes Level 1 assets of $456 million and $3 million, and Level 2 assets of $276 million and $346 million for 2024 and 2023, respectively.
(g)Includes $447 million of cash collateral under the securities lending program offset by corresponding securities lending payable of the same amount. The net impact on the fair value of U.S. plan assets is zero.
(h)Includes investments in limited partnerships and private credit funds. These funds are based on the net asset value of the investments owned by these funds as determined by independent third parties using inputs that are not observable. The majority of the funds are redeemable quarterly subject to availability of cash and have notice periods ranging from 30 to 90 days.
(i)Based on the published price of the fund.

Retiree Medical Cost Trend Rates
The assumed health care cost trend rates for both 2025 and 2024 are as follows:

Average increase assumed	5%
Ultimate projected increase	4%
Year of ultimate projected increase	2046
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
In 2024, 2023 and 2022, our total Company contributions were $411 million, $356 million and $283 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2024(a)	2023(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$4,004	$3,924
Commercial paper (4.5% and 5.5%)	2,818	2,286
Other borrowings (8.6% and 7.8%)	260	300
	$7,082	$6,510
Long-term debt obligations (b)
Notes due 2024 (3.0%)	$—	$3,919
Notes due 2025 (3.2% and 3.2%)	3,999	3,994
Notes due 2026 (3.7% and 3.7%)	3,941	3,961
Notes due 2027 (3.1% and 2.4%)	3,370	2,544
Notes due 2028 (2.1% and 2.1%)	3,240	3,323
Notes due 2029 (4.6% and 4.0%)	3,239	1,925
Notes due 2030-2060 (3.2% and 2.9%)	23,400	21,800
Other, due 2024-2033 (5.7% and 3.6%)	39	53
	41,228	41,519
Less: current maturities of long-term debt obligations	4,004	3,924
Total	$37,224	$37,595
(a)Amounts are shown net of unamortized net discounts of $267 million and $225 million for 2024 and 2023, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for further information regarding our interest rate swap contracts.

As of December 28, 2024 and December 30, 2023, our international debt of $325 million and $279 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2024, we issued the following senior notes:

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
In 2024, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement), which expires on May 24, 2029. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2024 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The Five-Year Credit Agreement replaced our $4.2 billion five-year credit agreement, dated as of May 26, 2023.
Also in 2024, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on May 23, 2025. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 364-Day Credit Agreement replaced our $4.2 billion 364-day credit agreement, dated as of May 26, 2023.
Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 28, 2024, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
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
Our hedging strategies include the use of derivatives and non-derivative debt instruments. Certain derivatives are designated as either cash flow, fair value or net investment hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow and net investment hedges are recorded in accumulated other comprehensive loss within common shareholders’ equity and reclassified to our income statement when the hedged transaction affects earnings for cash flow hedges and when the hedged foreign operation is either sold or substantially liquidated for net investment hedges. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; there were no such gains or losses reclassified during the year ended December 28, 2024.
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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 28, 2024 was $208 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 28, 2024.

Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, which primarily include swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than two years, to hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, metals, and energy. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense. These instruments effectively change the interest rate of specific debt issuances. Certain of our fixed rate indebtedness have been swapped to floating rates. The notional amount, interest payment and maturity date of our interest rate swap contracts match the principal, interest payment and maturity date of the related debt, and they have terms of no more than six years. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
As of December 28, 2024, approximately 13% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 9% as of December 30, 2023.
Foreign Exchange
We are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives including, but not limited to, forward contracts and cross-currency interest rate swap contracts. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on our income statement as incurred. The forward contracts and cross-currency interest rate swap contracts have terms of no more than two years and twelve years, respectively. The notional amount, interest payment and maturity date of our cross-currency interest rate swap contracts match the principal, interest payment and maturity date of the related foreign currency debt. For foreign currency derivatives that do not qualify for hedge accounting treatment, gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
Net Investment Hedges
We are exposed to foreign exchange risk from net investments in our foreign operations. We manage this risk for certain of our foreign operations by utilizing derivative and non-derivative instruments, including cross-currency interest rate swaps and foreign currency denominated debt designated as net investment hedges.

In 2024, we entered into cross-currency interest rate swaps with a total notional amount of $500 million for Chinese renminbi and maturity dates ranging from November 2025 to November 2029. The cross-currency interest rate swaps are designated as net investment hedges to hedge the net assets of certain foreign operations with Chinese renminbi functional currency.
We use the spot method to assess hedge effectiveness for our net investment hedges. Excluded components in the form of interest accruals on cross-currency interest rate swaps are recorded in net interest expense and other.
The notional amounts of our financial instruments used to hedge the above risks as of December 28, 2024 and December 30, 2023 are as follows:

	Notional Amounts(a)
	2024	2023
Commodity contracts	$1.4	$1.7
Interest rate swap contracts	$2.0	$—
Foreign exchange contracts	$3.1	$3.8
Cross-currency contracts	$1.2	$1.3
Non-derivative debt instruments	$2.9	$3.0
(a)In billions.
Debt Securities
Held-to-Maturity
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. Highly liquid debt securities with original maturities of three months or less are recorded as cash equivalents. Our held-to-maturity debt securities consist of commercial paper. As of December 28, 2024, we have no investments in held-to-maturity debt securities. As of December 30, 2023, we had $309 million investments in commercial paper recorded in cash and cash equivalents. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of December 30, 2023, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
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
In 2022, we entered into an agreement with Celsius Holdings, Inc. (Celsius) to distribute Celsius energy drinks in the United States and invested $550 million in Series A convertible preferred shares issued by Celsius, which included certain conversion and redemption features. The preferred shares automatically convert into Celsius common shares after six years if certain market-based conditions are met, or can be redeemed after seven years. Shares underlying the transaction were priced at $75 per share, and the preferred shares are entitled to a 5% annual dividend, payable either in cash or in-kind. Given our redemption right, we classified our investment in the convertible preferred stock as an available-for-sale debt security. As of December 31, 2022, the fair value of this investment was classified as Level 2, based primarily on the transaction price. There were no unrealized gains and losses on our investment in the year ended December 31, 2022. In the year ended December 30, 2023, we transferred $558 million from Level 2 to Level 3 as unobservable inputs to the fair value became more significant and subsequently recorded an unrealized gain of $612 million in other comprehensive income and a decrease in the investment of $14 million due to cash dividends received. In the year ended December 28, 2024, we recorded an unrealized loss of $350 million in other comprehensive income and a decrease in the investment of $21 million due to cash dividends received.
In addition, during the year ended December 28, 2024, we transferred $184 million of other available-for-sale debt securities from Level 2 to Level 3, as unobservable inputs to the fair value became more significant, and subsequently recorded an unrealized gain of $72 million in other comprehensive income.
There were no impairment charges related to our investments in available-for-sale debt securities in the years ended December 28, 2024, December 30, 2023 and December 31, 2022. There were net unrealized gains of $334 million and $612 million as of December 28, 2024 and December 30, 2023, respectively, associated with our available-for-sale debt securities.
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
In 2023, we recorded our proportionate share of TBG’s earnings, which included an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $321 million ($243 million after-tax or $0.18 per share), recorded in selling, general and administrative expenses in our PBNA division. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 in the fair value hierarchy.
In 2024, after identifying several indicators of impairment such as worsening operating losses and liquidity position, we quantitatively assessed our investment in TBG for impairment and, consequently, recorded an other-than-temporary impairment of our remaining investment, resulting in pre-tax impairment charges of $498 million ($416 million after-tax or $0.30 per share), with $409 million in our PBNA division and $89 million in our Europe division, recorded in selling, general and administrative expenses. We estimated the fair value of our ownership in TBG using discounted cash flows. We also recorded an allowance for expected credit losses in selling, general and administrative expenses in 2024, primarily related to outstanding receivables associated with the Juice Transaction; see Note 1 for further information.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of December 28, 2024 and December 30, 2023 are categorized as follows:

		2024		2023
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3, 2	$1,041	$—	$1,334	$—
Index funds (c)	1	$336	$—	$292	$—
Prepaid forward contracts (d)	2	$15	$—	$13	$—
Deferred compensation (e)	2	$—	$503	$—	$477
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	$—	$46	$—	$—

Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	$55	$3	$3	$31
Cross-currency contracts (g)	2	—	165	5	135
Commodity contracts (h)	2	27	6	10	24
		$82	$174	$18	$190
Derivatives designated as net investment hedging instruments:
Cross-currency contracts (g)	2	$1	$4	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	$28	$12	$33	$38
Commodity contracts (h)	2	3	10	5	13
		$31	$22	$38	$51
Total derivatives at fair value (i)		$114	$246	$56	$241
Total		$1,506	$749	$1,695	$718
(a)Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Classified as other assets. Includes Level 3 assets of $1,041 million as of December 28, 2024, and Level 2 assets of $178 million and Level 3 assets of $1,156 million as of December 30, 2023. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 7.3% and 8.1% as of December 28, 2024 and December 30, 2023, respectively, based on Celsius’ estimated synthetic credit rating. The fair value of the other Level 3 investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% as of December 28, 2024, based upon an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement. The fair value of our Level 2 investment as of December 30, 2023 approximates the transaction price and any accrued returns, as well as the amortized cost.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)Based on Secured Overnight Financing Rate forward rates. As of December 28, 2024, the carrying amount of hedged fixed-rate debt was $1.9 billion, which was classified on the balance sheet within long-term debt obligations.

(g)Based on recently reported market transactions of spot and forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of December 28, 2024 and December 30, 2023 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of December 28, 2024 and December 30, 2023 was $40 billion and $41 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges are categorized as follows:

	Losses/(Gains) Recognized in Income Statement(a)
	2024	2023
Interest rate swap contracts	$46	$—
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	2024	2023	2024	2023
Foreign exchange contracts	$(101)	$93	$(6)	$61
Cross-currency contracts	46	(34)	48	(31)
Commodity contracts	57	149	123	125
Total	$2	$208	$165	$155
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
Losses/(gains) on our net investment hedges are categorized as follows:

	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	2024	2023	2024	2023
Non-derivative debt instruments	$(133)	$122	$—	$—
Cross-currency contracts	3	—	(5)	—
Total	$(130)	$122	$(5)	$—
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps.

Based on current market conditions, we expect to reclassify net gains of $45 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	2024			2023
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$2	$3	$(1)	$41	$40
Commodity contracts	2	8	10	39	33	72
Total	$3	$10	$13	$38	$74	$112
Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2024		2023		2022
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.97		$6.59		$6.45
Net income available for PepsiCo common shareholders	$9,578	1,373	$9,074	1,376	$8,910	1,380
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	5	—	7	—	7
Diluted	$9,578	1,378	$9,074	1,383	$8,910	1,387
Diluted net income attributable to PepsiCo per common share	$6.95		$6.56		$6.42
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 4 million, 3 million and immaterial for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Note 11 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 25, 2021 (b)	$(12,309)	$159	$(2,750)	$2	$(14,898)
Other comprehensive (loss)/income before reclassifications (c)	(603)	(78)	48	8	(625)
Amounts reclassified from accumulated other comprehensive loss	—	(129)	440	—	311
Net other comprehensive (loss)/income	(603)	(207)	488	8	(314)
Tax amounts	(36)	49	(99)	(4)	(90)
Balance as of December 31, 2022 (b)	(12,948)	1	(2,361)	6	(15,302)
Other comprehensive (loss)/income before reclassifications (d)	(442)	(188)	(493)	608	(515)
Amounts reclassified from accumulated other comprehensive loss	108	146	37	—	291
Net other comprehensive (loss)/income	(334)	(42)	(456)	608	(224)
Tax amounts	27	10	98	(143)	(8)
Balance as of December 30, 2023 (b)	(13,255)	(31)	(2,719)	471	(15,534)
Other comprehensive loss before reclassifications (e)	(1,965)	(6)	(280)	(306)	(2,557)
Amounts reclassified from accumulated other comprehensive loss	—	158	285	—	443
Net other comprehensive (loss)/income	(1,965)	152	5	(306)	(2,114)
Tax amounts	3	(39)	—	72	36
Balance as of December 28, 2024 (b)	$(15,217)	$82	$(2,714)	$237	$(17,612)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,283 million as of December 25, 2021, $1,184 million as of December 31, 2022 and $1,282 million as of both December 30, 2023 and December 28, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the Egyptian pound and British pound sterling.
(d)Currency translation adjustment primarily reflects depreciation of the Russian ruble and South African rand, partially offset by appreciation of the Mexican peso.
(e)Currency translation adjustment primarily reflects depreciation of the Mexican peso and Russian ruble.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the income statement:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2024	2023	2022
Currency translation:
Divestitures	$—	$108	$—	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	$(1)	$(3)	$(11)	Net revenue
Foreign exchange contracts	(5)	64	(10)	Cost of sales
Cross-currency contracts	48	(31)	159	Selling, general and administrative expenses
Interest rate swap contracts	(7)	(9)	—	Selling, general and administrative expenses
Commodity contracts	122	126	(252)	Cost of sales
Commodity contracts	1	(1)	(15)	Selling, general and administrative expenses
Net losses/(gains) before tax	158	146	(129)
Tax amounts	(37)	(39)	23
Net losses/(gains) after tax	$121	$107	$(106)

Pension and retiree medical items:
Amortization of net prior service credit	$(31)	$(33)	$(37)	Other pension and retiree medical benefits (expense)/income
Amortization of net losses	73	56	164	Other pension and retiree medical benefits (expense)/income
Settlement/curtailment losses	243	14	313	Other pension and retiree medical benefits (expense)/income
Net losses before tax	285	37	440
Tax amounts	(62)	(7)	(80)
Net losses after tax	$223	$30	$360

Total net losses reclassified for the year, net of tax	$344	$245	$254
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

Components of lease cost are as follows:

	2024	2023	2022
Operating lease cost (a)	$788	$666	$585
Variable lease cost (b)	$165	$146	$115
Short-term lease cost (c)	$566	$582	$510
(a)Includes right-of-use asset amortization of $655 million, $570 million, and $517 million in 2024, 2023, and 2022, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
In 2024, 2023 and 2022, we recognized gains of $118 million, $52 million and $175 million, respectively, on sale-leaseback transactions with terms generally under five years.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2024	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$775	$655	$573
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,218	$1,088	$871
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2024	2023
Right-of-use assets	Other assets	$3,383	$2,905
Current lease liabilities	Accounts payable and other current liabilities	$642	$556
Non-current lease liabilities	Other liabilities	$2,803	$2,400
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2024	2023	2022
Weighted-average remaining lease term	7 years	7 years	7 years
Weighted-average discount rate	4%	4%	3%
Maturities of lease liabilities by year for our operating leases are as follows:

2025	$770
2026	680
2027	579
2028	478
2029	377
2030 and beyond	1,129
Total lease payments	4,013
Less: Imputed interest	568
Present value of lease liabilities	$3,445
Finance leases were not material as of December 28, 2024, December 30, 2023 and December 31, 2022.
Lessor
We have various arrangements for certain foodservice and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Note 13 — Acquisitions and Divestitures
Acquisition of remaining ownership in Sabra
On December 3, 2024, we acquired the Strauss Group’s 50% ownership in Sabra for total consideration of $241 million in cash, resulting in Sabra becoming a wholly-owned subsidiary. Upon consolidation, we recognized a pre-tax gain of $122 million ($92 million after-tax or $0.07 per share) in our FLNA division, recorded in selling, general and administrative expenses, related to the remeasurement of our previously held 50% equity ownership in Sabra at fair value using a combination of the transaction price, net of a control premium, and discounted cash flows.
We accounted for the acquisition as a business combination in the fourth quarter of 2024. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our FLNA division. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of $0.3 billion and property, plant and equipment of $0.1 billion. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the fourth quarter of 2025.
Acquisition of Siete
On January 17, 2025, we acquired all of the outstanding equity interest in Siete, a Mexican-American foods business, in a transaction valued at approximately $1.2 billion. The total consideration transferred was approximately $1.2 billion in cash. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date.
We will account for the transaction as a business combination in the first quarter of 2025. We will recognize and measure the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The identifiable assets acquired and liabilities assumed in Siete as of the acquisition date, which primarily include goodwill and other intangible assets, will be based on preliminary estimates that are subject to revisions and may result in adjustments to the preliminary values as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the first quarter of 2026.
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
In the years ended December 28, 2024 and December 30, 2023, we recognized impairment and other charges related to our TBG investment. See Notes 1 and 9 for further information.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include employee-related costs, contract termination costs, closing costs and other integration costs.
A summary of our acquisition and divestiture-related charges is as follows:

	2024	2023	2022
FLNA	$9	$—	$—
PBNA	8	16	51
Europe (a)	—	(2)	14
AMESA	5	2	3
APAC	—	—	—
Corporate	—	25	6
Total (b)	22	41	74
Other pension and retiree medical benefits expense	—	—	6
Total acquisition and divestiture-related charges	$22	$41	$80
After-tax amount	$18	$23	$66
Impact on net income attributable to PepsiCo per common share	$(0.01)	$(0.02)	$(0.05)
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
A summary of our outstanding obligations confirmed as valid under the supplier finance program for the year ended December 28, 2024 is as follows:

2024
Confirmed obligations outstanding at beginning of year	$1,655
Invoices confirmed	6,552
Confirmed invoices paid	(6,636)
Translation and other	(93)
Confirmed obligations outstanding at end of year	$1,478

Note 15 — Supplemental Financial Information
Balance Sheet

		2024	2023	2022
Accounts and notes receivable
Trade receivables		$8,487	$8,675
Other receivables		2,202	2,315
Total		10,689	10,990
Allowance, beginning of year		175	150	$147
Net amounts charged to expense (a)		228	55	21
Deductions		(36)	(26)	(12)
Translation and other		(11)	(4)	(6)
Allowance, end of year		356	175	$150
Accounts and notes receivable, net		$10,333	$10,815

Property, plant and equipment, net	Average Useful Life (Years)
Land		$1,136	$1,159
Buildings and improvements	15 - 44	11,938	11,579
Machinery and equipment, including fleet and software	5 - 15	36,990	36,006
Construction in progress		5,941	5,695
		56,005	54,439
Accumulated depreciation		(27,997)	(27,400)
Property, plant and equipment, net		$28,008	$27,039
Depreciation expense		$2,945	$2,714	$2,523

Other assets
Noncurrent notes and accounts receivable		$111	$200
Deferred marketplace spending		100	103
Pension plans (b)		1,190	1,057
Right-of-use assets (c)		3,383	2,905
Other investments (d)		1,346	1,616
Other		821	780
Total		$6,951	$6,661

Accounts payable and other current liabilities
Accounts payable (e)		$10,997	$11,635
Accrued marketplace spending		3,458	3,523
Accrued compensation and benefits		2,256	2,687
Dividends payable		1,885	1,767
Current lease liabilities		642	556
Other current liabilities		5,216	4,969
Total		$24,454	$25,137
(a)Increase primarily reflects an allowance for expected credit losses related to outstanding receivables from TBG associated with the Juice Transaction; see Note 1 for further information.
(b)See Note 7 for further information.
(c)See Note 12 for further information.
(d)Includes our investment in Celsius convertible preferred stock. See Note 9 for further information.
(e)Primarily reflects a decrease in capital expenditure payables, currency translation adjustments, as well as timing of payments.

Statement of Cash Flows

	2024	2023	2022
Interest paid (a)	$1,585	$1,401	$1,043
Income taxes paid, net of refunds (b)	$3,064	$2,532	$2,766
(a)2022 excludes the premiums paid in accordance with certain debt transactions. See Note 8 for further information.
(b)Includes tax payments of $579 million in 2024, and $309 million in each of 2023 and 2022, related to the TCJ Act.

Supplemental Non-Cash Activity

	2024	2023	2022
Debt discharged via legal defeasance	$—	$94	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement:

	2024	2023
Cash and cash equivalents	$8,505	$9,711
Restricted cash included in other assets (a)	48	50
Total cash and cash equivalents and restricted cash	$8,553	$9,761

(a)Primarily relates to collateral posted against certain of our derivative positions.
Note 16 — Legal Contingencies
The Company is party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 28, 2024, the Company recorded reserves for unrecognized tax benefits of $2.3 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
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
February 3, 2025

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
Chief Operating Decision Maker (CODM): our Chairman and Chief Executive Officer.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth quarter of 2024, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During 2024, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting organization and business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.
Item 9B. Other Information.
During the 16 weeks ended December 28, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 28, 2024 (the 2025 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2025 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2025 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.

Information about the Company’s insider trading policy is contained in our 2025 Proxy Statement under the caption “Corporate Governance at PepsiCo - Our Standards of Conduct - Insider Trading Policy” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2025 Proxy Statement under the captions “2024 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2025 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Statement of Comprehensive Income – Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Statement of Cash Flows – Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Balance Sheet – December 28, 2024 and December 30, 2023
Consolidated Statement of Equity – Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022
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

4.6
Form of 4.250% Senior Note due 2044, which is incorporated herein by reference to Exhibit 4.1 of PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014.

4.7
Form of 2.750% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.8
Form of 3.500% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.9
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

4.11
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

4.14
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.15
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

4.17
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.18
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 5.50% Senior Notes due 2040 and 4.875% Senior Notes due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.19
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.000% Senior Notes due 2042 and the 3.600% Senior Notes due 2042, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.20
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

4.22
Form of 7.00% Senior Note due 2029, Series A, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.23
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.24
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.25
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.26
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

4.29
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.30
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.31
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.32
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.33
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.34
Form of 2.250% Senior Note due 2025, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.35
Form of 2.625% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.36
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

4.41
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.42
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.43
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.44
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.45
Form of 0.750% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2021.

4.46
Form of 1.950% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.47
Form of 2.625% Senior Note due 2041, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.48
Form of 2.750% Senior Note due 2051, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.49
Form of 3.600% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.50
Form of 4.200% Senior Note due 2052, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.51
Form of 3.900% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.52
Form of 3.200% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.53
Form of 3.550% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.54
Form of Floating Rate Note due 2026, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.55
Form of 4.550% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.56
Form of 4.450% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.57
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

4.60
Form of 5.125% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2023.

4.61
Form of 4.500% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.62
Form of 4.800% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.63
Form of 5.250% Senior Note due 2054, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.64
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 2.750% Senior Notes due 2025, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Notes due 2028, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the 4.000% Senior Notes due 2047, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.250% Senior Notes due 2025, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 1.625% Senior Notes due 2030, the 0.500% Senior Notes due 2028, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, the 1.050% Senior Notes due 2050, the 0.750% Senior Notes due 2033, the 1.950% Senior Notes due 2031, the 2.625% Senior Notes due 2041, the 2.750% Senior Notes due 2051, the 3.600% Senior Notes due 2028, the 4.200% Senior Notes due 2052, the 3.900% Senior Notes due 2032, the 3.200% Senior Notes due 2029, the 3.550% Senior Notes due 2034, the Floating Rate Notes due 2026, the 4.550% Senior Notes due 2026, the 4.450% Senior Notes due 2028, the 4.450% Senior Notes due 2033, the 4.650% Senior Notes due 2053, the 5.250% Senior Notes due 2025, the 5.125% Senior Notes due 2026, the 4.500% Senior Notes due 2029, the 4.800% Senior Notes due 2034 and the 5.250% Senior Notes due 2054, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

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

4.70
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

4.71
PepsiCo Singapore Financing I Pte. Ltd. Board of Directors Resolutions Authorizing Officers of PepsiCo, Inc. and PepsiCo Singapore Financing I Pte. Ltd. to Establish the Terms of the Floating Rate Notes due 2027, the 4.650% Senior Notes due 2027, the 4.550% Senior Notes due 2029 and the 4.700% Senior Notes due 2034, which are incorporated herein by reference to Exhibit 4.10 to PepsiCo, Inc.’s and PepsiCo Singapore Financing I Pte. Ltd.’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 12, 2024 (File No. 333-277003).

4.72
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s Floating Rate Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.73
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.650% Senior Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.74
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.550% Senior Note due 2029, which is incorporated herein incorporated by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.75
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.700% Senior Note due 2034, which is incorporated herein incorporated by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.76	Description of Securities.
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

10.6	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2024.*
10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2024.*

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

10.10	PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), as amended and restated effective as of January 1, 2024.*
10.11	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2024.*
10.12
PepsiCo Director Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2020, which is incorporated by reference to Exhibit 10.25 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.13
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2023, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.*

10.14	Amendment to Certain PepsiCo Award Agreements, which is incorporated herein by reference to Exhibit 10.45 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. *
10.15
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017), which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.16
PepsiCo, Inc. Executive Incentive Compensation Plan (as amended and restated effective February 4, 2021), which is incorporated by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.*

10.17
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.35 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.18
2022 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2022.*

10.19
2023 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2023.*

10.20
2020 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units / Performance Stock Units), which is incorporated herein by reference to Exhibit 10.22 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.*

10.21
2021 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units), which is incorporated herein by reference to Exhibit 10.23 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.*

10.22
2024 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2024.*

19	PepsiCo, Inc. Insider Trading Policy.
21	Subsidiaries of PepsiCo, Inc.
22	Subsidiary Issuer of Guaranteed Securities.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
PepsiCo, Inc. Compensation Recovery Policy for Covered Executives, which is incorporated herein by reference to Exhibit 97 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 3, 2025

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 3, 2025
Ramon L. Laguarta	and Chief Executive Officer
/s/ James T. Caulfield	Executive Vice President	February 3, 2025
James T. Caulfield	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 3, 2025
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 3, 2025
Segun Agbaje
/s/ Jennifer Bailey	Director	February 3, 2025
Jennifer Bailey
/s/ Cesar Conde	Director	February 3, 2025
Cesar Conde
/s/ Ian M. Cook	Director	February 3, 2025
Ian M. Cook
/s/ Edith W. Cooper	Director	February 3, 2025
Edith W. Cooper
/s/ Susan M. Diamond	Director	February 3, 2025
Susan M. Diamond
/s/ Dina Dublon	Director	February 3, 2025
Dina Dublon
/s/ Michelle Gass	Director	February 3, 2025
Michelle Gass
/s/ Dave J. Lewis	Director	February 3, 2025
Dave J. Lewis
/s/ David C. Page	Director	February 3, 2025
David C. Page
/s/ Robert C. Pohlad	Director	February 3, 2025
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 3, 2025
Daniel Vasella
/s/ Darren Walker	Director	February 3, 2025
Darren Walker
/s/ Alberto Weisser	Director	February 3, 2025
Alberto Weisser