Form 10-Q
period 2025-03-22
PEPSICO INC
filed 2025-04-24
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2025 (12 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 17, 2025 was 1,371,079,540.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/22/2025	3/23/2024
Net Revenue	$17,919	$18,250
Cost of sales	7,926	8,248
Gross profit	9,993	10,002
Selling, general and administrative expenses	7,410	7,285
Operating Profit	2,583	2,717
Other pension and retiree medical benefits income	23	58
Net interest expense and other	(264)	(202)
Income before income taxes	2,342	2,573
Provision for income taxes	499	520
Net income	1,843	2,053
Less: Net income attributable to noncontrolling interests	9	11
Net Income Attributable to PepsiCo	$1,834	$2,042
Net Income Attributable to PepsiCo per Common Share
Basic	$1.34	$1.49
Diluted	$1.33	$1.48
Weighted-average common shares outstanding
Basic	1,372	1,375
Diluted	1,376	1,380

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/22/2025	3/23/2024
Net income	$1,843	$2,053
Other comprehensive income, net of taxes:
Net currency translation adjustment	436	(182)
Net change on cash flow hedges	22	3
Net pension and retiree medical adjustments	10	11
Net change on available-for-sale debt securities and other	66	523
Total other comprehensive income, net of taxes	534	355
Comprehensive income	2,377	2,408
Less: Comprehensive income attributable to noncontrolling interests	9	11
Comprehensive Income Attributable to PepsiCo	$2,368	$2,397

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/22/2025	3/23/2024
Operating Activities
Net income	$1,843	$2,053
Depreciation and amortization	684	641
Product recall-related impact	—	167
Cash payments for product recall-related impact	(2)	(108)
Operating lease right-of-use asset amortization	145	127
Share-based compensation expense	77	97
Restructuring and impairment charges	213	96
Cash payments for restructuring charges	(232)	(60)
Pension and retiree medical plan expense	48	31
Pension and retiree medical plan contributions	(317)	(218)
Deferred income taxes and other tax charges and credits	111	116
Change in assets and liabilities:
Accounts and notes receivable	(318)	(96)
Inventories	(238)	(291)
Prepaid expenses and other current assets	(307)	(342)
Accounts payable and other current liabilities	(2,671)	(3,408)
Income taxes payable	223	222
Other, net	(232)	(68)
Net Cash Used for Operating Activities	(973)	(1,041)

Investing Activities
Capital spending	(603)	(614)
Sales of property, plant and equipment	132	7
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(1,200)	(6)
Divestitures, sales of investments in noncontrolled affiliates and other assets	2	53
Short-term investments, by original maturity:
More than three months - maturities	425	—
Three months or less, net	16	8
Other investing, net	(4)	(10)
Net Cash Used for Investing Activities	(1,232)	(562)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/22/2025	3/23/2024
Financing Activities
Proceeds from issuances of long-term debt	$3,505	$1,761
Payments of long-term debt	(1,541)	(1,252)
Short-term borrowings, by original maturity:
More than three months - proceeds	3,656	2,313
More than three months - payments	(2,119)	(1,631)
Three months or less, net	373	774
Cash dividends paid	(1,882)	(1,767)
Share repurchases	(183)	(146)
Proceeds from exercises of stock options	50	66
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(89)	(108)
Other financing	(2)	—
Net Cash Provided by Financing Activities	1,768	10
Effect of exchange rate changes on cash and cash equivalents and restricted cash	203	(38)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(234)	(1,631)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,553	9,761
Cash and Cash Equivalents and Restricted Cash, End of Period	$8,319	$8,130

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$166	$259

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	3/22/2025	12/28/2024
ASSETS
Current Assets
Cash and cash equivalents	$8,268	$8,505
Short-term investments	314	761
Accounts and notes receivable, less allowance ($362 and $356, respectively)	10,800	10,333
Inventories:
Raw materials and packaging	2,673	2,440
Work-in-process	118	104
Finished goods	2,869	2,762
	5,660	5,306
Prepaid expenses and other current assets	1,246	921
Total Current Assets	26,288	25,826
Property, plant and equipment	56,942	56,005
Accumulated depreciation	(28,729)	(27,997)
Property, Plant and Equipment, net	28,213	28,008
Amortizable Intangible Assets, net	1,157	1,102
Goodwill	18,364	17,534
Other Indefinite-Lived Intangible Assets	14,206	13,699
Investments in Noncontrolled Affiliates	1,996	1,985
Deferred Income Taxes	4,350	4,362
Other Assets	7,163	6,951
Total Assets	$101,737	$99,467

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$9,099	$7,082
Accounts payable and other current liabilities	22,412	24,454
Total Current Liabilities	31,511	31,536
Long-Term Debt Obligations	39,419	37,224
Deferred Income Taxes	3,541	3,484
Other Liabilities	8,737	9,052
Total Liabilities	83,208	81,296
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,373 and 1,372 shares, respectively)	23	23
Capital in excess of par value	4,274	4,385
Retained earnings	72,238	72,266
Accumulated other comprehensive loss	(17,078)	(17,612)
Repurchased common stock, in excess of par value (494 and 495 shares, respectively)	(41,068)	(41,021)
Total PepsiCo Common Shareholders’ Equity	18,389	18,041
Noncontrolling interests	140	130
Total Equity	18,529	18,171
Total Liabilities and Equity	$101,737	$99,467

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/22/2025		3/23/2024
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,372	$23	1,374	$23
Change in repurchased common stock	1	—	1	—
Balance, end of period	1,373	23	1,375	23
Capital in Excess of Par Value
Balance, beginning of period		4,385		4,261
Share-based compensation expense		76		92
Stock option exercises, RSUs and PSUs converted		(98)		(113)
Withholding tax on RSUs and PSUs converted		(89)		(108)
Balance, end of period		4,274		4,132
Retained Earnings
Balance, beginning of period		72,266		70,035
Net income attributable to PepsiCo		1,834		2,042
Cash dividends declared (a)		(1,862)		(1,746)
Balance, end of period		72,238		70,331
Accumulated Other Comprehensive Loss
Balance, beginning of period		(17,612)		(15,534)
Other comprehensive income attributable to PepsiCo		534		355
Balance, end of period		(17,078)		(15,179)
Repurchased Common Stock
Balance, beginning of period	(495)	(41,021)	(493)	(40,282)
Share repurchases	(1)	(195)	(1)	(158)
Stock option exercises, RSUs and PSUs converted	2	148	2	179
Other	—	—	—	1
Balance, end of period	(494)	(41,068)	(492)	(40,260)
Total PepsiCo Common Shareholders’ Equity		18,389		19,047
Noncontrolling Interests
Balance, beginning of period		130		134
Net income attributable to noncontrolling interests		9		11
Distributions to noncontrolling interests		(1)		(1)
Other, net		2		(1)
Balance, end of period		140		143
Total Equity		$18,529		$19,190

(a)Cash dividends declared per common share were $1.355 and $1.265 for the 12 weeks ended March 22, 2025 and March 23, 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 28, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (2024 Form 10-K). This report should be read in conjunction with our 2024 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 22, 2025 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 22, 2025 and March 23, 2024.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from volatile geopolitical conditions, expanded or retaliatory tariffs and changes in the interest rate and inflationary cost environment have made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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

Our Segments
As previously disclosed in our 2024 Form 10-K, effective beginning with our first quarter of 2025, we realigned certain of our reportable segments to conform with changes to our organizational structure and how our Chief Executive Officer regularly reviews the performance of, and allocates resources to, these segments. Our historical segment reporting has been recast to reflect our current organizational structure.
We are organized into six reportable segments, as follows:
1)PepsiCo Foods North America (PFNA), which includes all of our convenient food businesses in the United States and Canada;
2)PepsiCo Beverages North America (PBNA), which includes all of our beverage businesses in the United States and Canada;
3)International Beverages Franchise (IB Franchise), which includes our international franchise beverage businesses, as well as our SodaStream business;
4)Europe, Middle East and Africa (EMEA), which includes our convenient food businesses and beverage businesses with company-owned bottlers in Europe, the Middle East and Africa;
5)Latin America Foods (LatAm Foods), which includes all of our convenient food businesses in Latin America; and
6)Asia Pacific Foods (previously referred to as Other International Foods), which consists of our convenient food businesses in Asia Pacific, primarily China, Australia and New Zealand, as well as India.
Net Revenue, Significant Expenses and Operating Profit by Segment

	12 Weeks Ended 3/22/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,213	$5,876	$759	$2,388	$1,661	$1,022	$17,919
Segment cost of sales (a)	2,348	2,659	212	1,407	698	612
Segment selling, general and administrative expenses (a)	2,290	2,622	268	748	612	249
Restructuring and impairment charges (b)	24	125	2	13	7	1
Acquisition and divestiture-related charges (c)	15	10	—	—	—	—
Segment operating profit	$1,536	$460	$277	$220	$344	$160	$2,997
Corporate unallocated expenses							(414)
Operating profit							2,583
Other pension and retiree medical benefits income							23
Net interest expense and other							(264)
Income before income taxes							$2,342

	12 Weeks Ended 3/23/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,269	$5,874	$739	$2,433	$1,890	$1,045	$18,250
Segment cost of sales (a)	2,272	2,753	217	1,471	765	610
Segment selling, general and administrative expenses (a)	2,299	2,599	261	730	698	260
Restructuring and impairment charges (b)	26	10	—	18	5	—
Acquisition and divestiture-related charges (c)	—	2	—	—	—	—
Product recall-related impact (d)	167	—	—	—	—	—
Segment operating profit	$1,505	$510	$261	$214	$422	$175	$3,087
Corporate unallocated expenses							(370)
Operating profit							2,717
Other pension and retiree medical benefits income							58
Net interest expense and other							(202)
Income before income taxes							$2,573
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges and product recall-related impact lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges.
(c)See Note 12 for further information related to acquisitions and divestiture-related charges.
(d)In the 12 weeks ended March 23, 2024, we recorded a pre-tax charge of $167 million ($128 million after-tax or $0.09 per share) in cost of sales for property, plant and equipment write-offs, employee severance costs and other costs associated with a previously announced voluntary recall of certain bars and cereals in our PFNA segment (Quaker Recall).
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	3/22/2025		3/23/2024
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	49%	51%	48%	52%
International (b)	27%	73%	25%	75%
PepsiCo	42%	58%	41%	59%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and EMEA segments, was 36% and 35% of our consolidated net revenue in the 12 weeks ended March 22, 2025 and March 23, 2024, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 34% and 66% of EMEA net revenue, respectively, in the 12 weeks ended March 22, 2025 and 33% and 67% of EMEA net revenue, respectively, in the 12 weeks ended March 23, 2024.

Other Segment Information
Capital spending, amortization of intangible assets, and depreciation and other amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Amortization of Intangible Assets		Depreciation and Other Amortization
	3/22/2025	3/23/2024	3/22/2025	3/23/2024	3/22/2025	3/23/2024
PFNA	$195	$237	$4	$3	$206	$189
PBNA	248	180	5	5	248	236
IB Franchise	16	11	3	3	16	15
EMEA	50	70	2	3	79	76
LatAm Foods	46	61	—	—	62	64
Asia Pacific Foods	24	19	1	1	22	20
Total segment	579	578	15	15	633	600
Corporate	24	36	—	—	36	26
Total	$603	$614	$15	$15	$669	$626
(a) Asset and other balance sheet information for segments is not provided to our chief operating decision maker.

Note 2 - Recently Issued Accounting Pronouncements
Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued guidance to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. Additionally, on an annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We will adopt the guidance when it becomes effective, in our 2027 annual reporting and each quarter thereafter, on a prospective basis.
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
Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan (2019 Productivity Plan)
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. These pre-tax charges are expected to consist of approximately 55% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	15%	25%	1%	30%	10%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/22/2025	3/23/2024
Cost of sales	$1	$6
Selling, general and administrative expenses	196	83
Other pension and retiree medical benefits expense	16	7
Total restructuring and impairment charges	$213	$96
After-tax amount	$191	$76
Impact on net income attributable to PepsiCo per common share	$(0.14)	$(0.05)

	12 Weeks Ended		Plan-to-Date
	3/22/2025	3/23/2024	through 3/22/2025
PFNA	$24	$26	$456
PBNA	125	10	630
IB Franchise	2	—	53
EMEA	13	18	774
LatAm Foods	7	5	254
Asia Pacific Foods	1	—	88
Corporate	25	30	443
	197	89	2,698
Other pension and retiree medical benefits expense	16	7	142
Total	$213	$96	$2,840

	12 Weeks Ended		Plan-to-Date
	3/22/2025	3/23/2024	through 3/22/2025
Severance and other employee costs	$58	$72	$1,492
Asset impairments	2	1	308
Other costs	153	23	1,040
Total	$213	$96	$2,840
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 22, 2025 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2024	$338	$—	$26	$364
2025 restructuring charges	58	2	153	213
Cash payments (a)	(62)	—	(170)	(232)
Non-cash charges and translation	(14)	(2)	—	(16)
Liability as of March 22, 2025	$320	$—	$9	$329
(a)Excludes cash expenditures of $1 million reported in the cash flow statement in pension and retiree medical contributions.
Substantially all of the restructuring accrual at March 22, 2025 is expected to be paid within a year.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/22/2025			12/28/2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$824	$(228)	$596	$821	$(223)	$598
Customer relationships	640	(293)	347	565	(279)	286
Brands	1,057	(984)	73	1,051	(977)	74
Other identifiable intangibles	420	(279)	141	420	(276)	144
Total	$2,941	$(1,784)	$1,157	$2,857	$(1,755)	$1,102

The components of indefinite-lived intangible assets are as follows:

	3/22/2025	12/28/2024
Goodwill	$18,364	$17,534
Other indefinite-lived intangible assets
Reacquired franchise rights	7,462	7,437
Acquired franchise rights	1,858	1,858
Brands (a)	4,886	4,404
Total indefinite-lived intangible assets	$32,570	$31,233
(a)Increase is primarily related to the acquisition of Garza Food Ventures LLC (Siete). See Note 12 for further information.
The change in the book value of goodwill is as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Balance as of December 28, 2024	$791	$11,925	$1,918	$2,194	$354	$352	$17,534
Acquisitions (a)	624	—	—	—	—	—	624
Translation and other	—	2	—	193	11	—	206
Balance as of March 22, 2025	$1,415	$11,927	$1,918	$2,387	$365	$352	$18,364
(a)Related to the acquisition of Siete. See Note 12 for further information.
Note 5 - Income Taxes
Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation incorporating the Organization for Economic Co-operation and Development (OECD) model rules for a global minimum tax rate of 15%. Widespread implementation is expected by the end of 2025, with certain countries that have not yet enacted potentially applying the legislation as of a retroactive date. Legislation enacted as of March 22, 2025 did not have a material impact on our financial statements for the 12 weeks ended March 22, 2025 and is not expected to have a material impact on our 2025 financial statements.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended
	3/22/2025	3/23/2024
Share-based compensation expense – equity awards	$77	$97
Share-based compensation expense – liability awards	4	5
Restructuring charges	(1)	(5)
Total	$80	$97

The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/22/2025		3/23/2024
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.4	$153.75	1.8	$164.25
RSUs and PSUs	2.1	$153.71	2.3	$164.25
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million and $19 million during the 12 weeks ended March 22, 2025 and March 23, 2024, respectively.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/22/2025	3/23/2024
Expected life	7 years	7 years
Risk-free interest rate	4.1%	4.2%
Expected volatility	16%	16%
Expected dividend yield	3.4%	2.9%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/22/2025	3/23/2024	3/22/2025	3/23/2024	3/22/2025	3/23/2024
Service cost	$72	$80	$8	$9	$7	$7
Other pension and retiree medical benefits income:
Interest cost	135	135	26	27	7	7
Expected return on plan assets	(186)	(201)	(36)	(39)	(2)	(3)
Amortization of prior service cost/(credits)	1	(6)	—	—	(1)	(1)
Amortization of net losses/(gains)	19	18	4	4	(6)	(6)
Special termination benefits	16	7	—	—	—	—
Total other pension and retiree medical benefits income	(15)	(47)	(6)	(8)	(2)	(3)
Total	$57	$33	$2	$1	$5	$4
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
In the 12 weeks ended March 22, 2025 and March 23, 2024, we made discretionary contributions of $250 million and $150 million, respectively, to our U.S. qualified defined benefit plans, and $29 million and $27 million, respectively, to our international defined benefit plans.

Note 8 - Debt Obligations
In the 12 weeks ended March 22, 2025, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
4.400%	February 2027	$500
4.450%	February 2028	$750
4.600%	February 2030	$1,000
5.000%	February 2035	$1,250
(a)Excludes debt issuance costs, discounts and premiums.

The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 12 weeks ended March 22, 2025, $1.5 billion of U.S. dollar-denominated senior notes matured and were paid.
As of March 22, 2025, we had $4.8 billion of commercial paper outstanding, excluding discounts.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 12 weeks ended March 22, 2025 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2024 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 22, 2025 was $143 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 22, 2025.
The notional amounts of our financial instruments used to hedge the above risks as of March 22, 2025 and December 28, 2024 are as follows:

	Notional Amounts(a)
	3/22/2025	12/28/2024
Commodity contracts	$1.4	$1.4
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts	$3.0	$3.1
Cross-currency contracts	$1.2	$1.2
Non-derivative debt instruments	$3.0	$2.9
(a)In billions.
As of March 22, 2025, approximately 16% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 13% as of December 28, 2024.

Debt Securities
Held-to-Maturity
As of March 22, 2025, we had $44 million of investments in foreign government treasury held-to-maturity debt securities recorded in cash and cash equivalents. As of December 28, 2024, we had no investments in held-to-maturity debt securities. As of March 22, 2025, gross unrecognized gains and losses and the allowance for expected credit losses on these securities were not material.
Available-for-Sale
Related to our Level 3 (significant unobservable inputs) investment in Celsius Holdings, Inc. (Celsius), we recorded an unrealized gain of $110 million in other comprehensive income and a decrease in the investment of $7 million due to cash dividends received during the 12 weeks ended March 22, 2025. We recorded an unrealized gain of $691 million in other comprehensive income during the 12 weeks ended March 23, 2024.
In addition, we recorded an unrealized loss of $14 million in other comprehensive income during the 12 weeks ended March 22, 2025 related to our other Level 3 available-for-sale debt securities. There were no other Level 3 available-for-sale debt securities held during the 12 weeks ended March 23, 2024.
There were no impairment charges related to our investments in available-for-sale debt securities in both the 12 weeks ended March 22, 2025 and March 23, 2024. There were unrealized gains of $430 million and $1,303 million as of March 22, 2025 and March 23, 2024, respectively, associated with our available-for-sale debt securities.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of March 22, 2025 and December 28, 2024 are categorized as follows:

		3/22/2025		12/28/2024
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$1,130	$—	$1,041	$—
Index funds (c)	1	$314	$—	$336	$—
Prepaid forward contracts (d)	2	$9	$—	$15	$—
Deferred compensation (e)	2	$—	$479	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	$4	$14	$—	$46
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	$27	$8	$55	$3
Cross-currency contracts (g)	2	—	146	—	165
Commodity contracts (h)	2	52	5	27	6
		$79	$159	$82	$174
Derivatives designated as net investment hedging instruments:
Cross-currency contracts (g)	2	$1	$1	$1	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	$6	$11	$28	$12
Commodity contracts (h)	2	3	9	3	10
		$9	$20	$31	$22
Total derivatives at fair value (i)		$93	$194	$114	$246
Total		$1,546	$673	$1,506	$749
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
(b)Classified as other assets. Includes $888 million and $785 million related to our investment in Celsius as of March 22, 2025 and December 28, 2024, respectively; also, includes $242 million and $256 million related to our other investment in available-for-sale debt securities as of March 22, 2025 and December 28, 2024, respectively. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 7.3% based on Celsius’ estimated synthetic credit rating. The fair value of the other Level 3 investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)Based on Secured Overnight Financing Rate forward rates. As of March 22, 2025, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.
(g)Based on recently reported market transactions of spot and forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of March 22, 2025 and December 28, 2024 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.

The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of March 22, 2025 and December 28, 2024 was $45 billion and $40 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Income Statement(a)
	3/22/2025	3/23/2024
Interest rate swap contracts	$(36)	$—
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	3/22/2025	3/23/2024	3/22/2025	3/23/2024
Foreign exchange contracts	$16	$(14)	$(16)	$9
Cross-currency contracts	(19)	25	(21)	24
Commodity contracts	(55)	39	6	21
Total	$(58)	$50	$(31)	$54
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
As of March 22, 2025, we expect to reclassify net gains of $74 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	3/22/2025	3/23/2024	3/22/2025	3/23/2024
Non-derivative debt instruments	$110	$(52)	$—	$—
Cross-currency contracts	(3)	—	(2)	—
Total	$107	$(52)	$(2)	$—
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps.

Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	3/22/2025			3/23/2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$11	$11	$—	$18	$18
Commodity contracts	(9)	(2)	(11)	(1)	(25)	(26)
Total	$(9)	$9	$—	$(1)	$(7)	$(8)
Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/22/2025		3/23/2024
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.34		$1.49
Net income available for PepsiCo common shareholders	$1,834	1,372	$2,042	1,375
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	4	—	5
Diluted	$1,834	1,376	$2,042	1,380
Diluted net income attributable to PepsiCo per common share	$1.33		$1.48
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 7 million and 5 million for the 12 weeks ended March 22, 2025 and March 23, 2024, respectively.
Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2024 (b)	$(15,217)	$82	$(2,714)	$237	$(17,612)
Other comprehensive income/(loss) before reclassifications (c)	410	58	(4)	87	551
Amounts reclassified from accumulated other comprehensive loss	—	(31)	17	—	(14)
Net other comprehensive income	410	27	13	87	537
Tax amounts	26	(5)	(3)	(21)	(3)
Balance as of March 22, 2025 (b)	$(14,781)	$104	$(2,704)	$303	$(17,078)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 28, 2024 and $1,279 million as of March 22, 2025.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble and deprecation of the euro.

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other (a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 30, 2023 (b)	$(13,255)	$(31)	$(2,719)	$471	$(15,534)
Other comprehensive (loss)/income before reclassifications (c)	(168)	(47)	4	685	474
Amounts reclassified from accumulated other comprehensive loss	—	51	9	—	60
Net other comprehensive (loss)/income	(168)	4	13	685	534
Tax amounts	(14)	(1)	(2)	(162)	(179)
Balance as of March 23, 2024 (b)	$(13,437)	$(28)	$(2,708)	$994	$(15,179)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023 and $1,280 million as of March 23, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/22/2025	3/23/2024	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	(16)	9	Cost of sales
Cross-currency contracts	(21)	24	Selling, general and administrative expenses
Interest rate swap contracts	—	(3)	Selling, general and administrative expenses
Commodity contracts	5	21	Cost of sales
Commodity contracts	1	—	Selling, general and administrative expenses
Net (gains)/losses before tax	(31)	51
Tax amounts	9	(13)
Net (gains)/losses after tax	$(22)	$38

Pension and retiree medical items:
Amortization of net prior service credits	$—	$(7)	Other pension and retiree medical benefits income
Amortization of net losses	17	16	Other pension and retiree medical benefits income
Net losses before tax	17	9
Tax amounts	(4)	(2)
Net losses after tax	$13	$7

Total net (gains)/losses reclassified, net of tax	$(9)	$45
Note 12 - Acquisitions and Divestitures
Acquisition of Siete
On January 17, 2025, we acquired all of the outstanding equity interest in Siete, a Mexican-American foods business, for total consideration of $1.2 billion in cash. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date.
We accounted for the transaction as a business combination in the first quarter of 2025. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our PFNA segment. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $1.2 billion. These preliminary estimates include management’s assumptions and are subject to revision, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the first quarter of 2026.
Acquisition of VNGR Beverage, LLC, doing business as poppi (poppi)
On March 16, 2025, we entered into a definitive agreement to acquire all of the outstanding equity interest in poppi, a prebiotic soda brand, for $1.95 billion in cash as well as contingent consideration and other payments subject to the achievement of certain performance milestones within a specified period after closing of the transaction. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date. The transaction is subject to certain regulatory approvals and other customary closing conditions and will be recorded in our PBNA segment. Closing is expected within the next six months.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include employee-related costs, closing costs and other integration costs.
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended
	3/22/2025	3/23/2024
PFNA	$15	$—
PBNA	10	2
Total (a)	$25	$2
After-tax amount	$19	$1
Impact on net income attributable to PepsiCo per common share	$(0.01)	$—
(a)Recorded in selling, general and administrative expenses.
Note 13 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of March 22, 2025 and December 28, 2024, $1.4 billion and $1.5 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2024 Form 10-K.
Note 14 - Legal Contingencies
The Company is party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of such litigation, claims, legal or regulatory proceedings, inquiries and investigations cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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
Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our 2024 Form 10-K.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled workforce or effectively manage changes in our workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs; political, social or geopolitical conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; changes in tariffs and global trade relations; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change and other sustainability matters; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives or organizational restructurings; deterioration in estimates and underlying assumptions regarding future performance of our business or investments that can result in impairment charges; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2024 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including volatile geopolitical conditions, the inflationary cost environment, import/export restrictions and tariffs, adverse weather conditions and supply chain disruptions, have impacted and may continue to impact commodity, transportation and labor costs. When prices increase, we may or may not pass on such increases to our customers, which may result in reduced volume, revenue, margins and operating results.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2024 Form 10-K for further information on how we manage our exposure to commodity prices.
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
Risks Associated with International Operations
In the 12 weeks ended March 22, 2025, our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 22, 2025, our operations outside of the United States generated 37% of our consolidated net revenue, with Mexico, Canada, China, Russia, the United Kingdom, Brazil and South Africa comprising approximately 22% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 22, 2025, unfavorable foreign exchange reduced net revenue performance by 3 percentage points primarily driven by declines in the Mexican peso and Egyptian pound. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 3% of our consolidated net revenue during the 12 weeks ended March 22, 2025. Russia accounted for 4% of our consolidated assets, including 13% of our consolidated cash and cash equivalents, and 38% of our accumulated currency translation adjustment loss as of March 22, 2025.

See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 22, 2025 and December 28, 2024 and Note 9 to our consolidated financial statements in our 2024 Form 10-K for a discussion of these items.
Risks Associated with Tariffs
The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) are expected to impact our supply chain and result in increased input costs, including the cost of certain raw materials and packaging. The impact of tariffs will vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty could impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business and to identify actions to potentially mitigate, where possible, any unfavorable impacts on our future results.
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
Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2024 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2024 Form 10-K for further information on volume. Unit volume performance adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, unit volume performance excludes the impact of an additional week of results every five or six years (53rd reporting week), where applicable.
We report all of our international operations on a monthly calendar basis. The 12 weeks ended March 22, 2025 and March 23, 2024 include volume outside of North America for the months of January and February.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/22/2025	3/23/2024	Change
Net revenue	$17,919	$18,250	(2)%
Operating profit	$2,583	$2,717	(5)%
Operating margin	14.4%	14.9%	(0.5)

See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit decreased 5% and operating margin declined 0.5 percentage points. Operating profit performance was primarily driven by certain operating cost increases, a decline in organic volume, a 4-percentage-point unfavorable impact of foreign exchange translation and a 3-percentage-point impact of higher commodity costs. These impacts were partially offset by productivity savings, effective net pricing and lower advertising and marketing expenses.
Other Consolidated Results

	12 Weeks Ended
	3/22/2025	3/23/2024	Change
Other pension and retiree medical benefits income	$23	$58	$(35)
Net interest expense and other	$264	$202	$62
Tax rate	21.3%	20.2%
Net income attributable to PepsiCo	$1,834	$2,042	(10)%
Net income attributable to PepsiCo per common share – diluted	$1.33	$1.48	(10)%
Other pension and retiree medical benefits income decreased $35 million, primarily reflecting recognition of fixed income losses on plan assets and the recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan.
Net interest expense and other increased $62 million, primarily due to losses on the market value of investments used to economically hedge a portion of our deferred compensation liability, higher interest rates on debt and higher average debt balances.
The reported tax rate increased 1.1 percentage points, primarily reflecting lower tax benefits from foreign results and share-based compensation.
Results of Operations – Segment Review
Effective beginning with our first quarter of 2025, we realigned certain of our reportable segments to conform with changes to our organizational structure and how our Chief Executive Officer regularly reviews the performance of, and allocates resources to, these segments. Our historical segment reporting has been recast to reflect our current organizational structure.
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 22, 2025 and March 23, 2024.
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

Net Revenue and Organic Revenue Performance
Organic revenue performance is a non-GAAP financial measure. For a description of and further information regarding this measure, see “Non-GAAP Measures.”

	12 Weeks Ended 3/22/2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	(1)%	—	(1)	(2)%	(3)	1
PBNA	—%	—	—	1%	(1)	2
IB Franchise	3%	5	—	7%	5	2
EMEA	(2)%	9	—	8%	(8)	16
LatAm Foods	(12)%	15	—	3%	(0.5)	3
Asia Pacific Foods	(2)%	2	(1)	(1)%	3.5	(4)
Total	(2)%	3	—	1%	(2)	3
(a)Amounts may not sum due to rounding.
(b)Excludes the impact of acquisitions and divestitures. In certain instances, the impact of organic volume change on net revenue performance differs from the unit volume change disclosed in the following segment discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise beverage businesses, temporary timing differences between bottler case sales and concentrate shipments and equivalents (CSE). We report net revenue from our franchise beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.
Operating Profit, Operating Profit Adjusted for Items Affecting Comparability and Operating Profit Performance Adjusted for Items Affecting Comparability on a Constant Currency Basis
Operating profit adjusted for items affecting comparability and operating profit performance adjusted for items affecting comparability on a constant currency basis are both non-GAAP financial measures. For a description of and further information regarding these measures, see “Non-GAAP Measures” and “Items Affecting Comparability.”

	12 Weeks Ended 3/22/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,536	$460	$277	$220	$344	$160	$(414)	$2,583
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(16)	(16)
Restructuring and impairment charges	24	125	2	13	7	1	25	197
Acquisition and divestiture-related charges	15	10	—	—	—	—	—	25
Core, non-GAAP measure	1,575	595	279	233	351	161	(405)	2,789
Impact of foreign exchange translation	5	2	12	28	66	4	—	117
Core Constant Currency, non-GAAP measure	$1,580	$597	$291	$261	$417	$165	$(405)	$2,906

Reported Operating Profit % Change, GAAP measure	2%	(10)%	6%	3%	(18)%	(9)%	12%	(5)%
Core Operating Profit % Change, non-GAAP measure	(7)%	14%	7%	1%	(18)%	(8)%	8%	(5)%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(7)%	14%	12%	13%	(2)%	(6)%	8%	(1)%

	12 Weeks Ended 3/23/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,505	$510	$261	$214	$422	$175	$(370)	$2,717
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(36)	(36)
Restructuring and impairment charges	26	10	—	18	5	—	30	89
Acquisition and divestiture-related charges	—	2	—	—	—	—	—	2
Product recall-related impact	167	—	—	—	—	—	—	167
Core, non-GAAP measure	$1,698	$522	$261	$232	$427	$175	$(376)	$2,939
(a)See “Items Affecting Comparability” for further information.
PFNA
Net revenue decreased 1%, primarily driven by a decrease in organic volume, partially offset by the favorable impact of acquisitions and effective net pricing.
Unit volume declined 1%, driven by a 4% decrease in savory snacks volume, partially offset by a 9% increase in other foods volume.
Operating profit increased 2%, primarily reflecting a favorable impact of the prior-year charges associated with the Quaker Recall, productivity savings and a 5-percentage-point impact of gains associated with sales of certain assets. These impacts were partially offset by the net revenue decrease and certain operating cost increases, including strategic initiatives.
PBNA
Net revenue increased slightly, primarily driven by effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, driven by a 6% decline in non-carbonated beverage volume and a 1% decline in carbonated soft drink volume.
Operating profit decreased 10%, primarily driven by certain operating cost increases, higher restructuring costs, the decline in organic volume and a 4.5-percentage-point impact of an unfavorable settlement related to certain prior-year compensation accruals. These impacts were partially offset by the effective net pricing, productivity savings and lower advertising and marketing expenses.
IB Franchise
Net revenue increased 3%, primarily reflecting organic volume growth and effective net pricing, partially offset by a 5-percentage-point impact of unfavorable foreign exchange translation.
Unit volume grew 3%, primarily reflecting growth in India, China, the Middle East and Mexico.
Operating profit increased 6%, primarily reflecting the net revenue growth, partially offset by a 5-percentage-point impact of unfavorable foreign exchange translation.
EMEA
Net revenue decreased 2%, primarily reflecting a 9-percentage-point impact of unfavorable foreign exchange translation and an organic volume decline, partially offset by effective net pricing, part of which is from subsidiaries operating in highly inflationary economies.
Convenient foods unit volume declined 9%, primarily reflecting declines in South Africa and the Middle East.
Beverage unit volume declined 4%, primarily reflecting a decline in the Middle East.

Operating profit increased 3%, primarily reflecting the effective net pricing and productivity savings. These impacts were partially offset by certain operating cost increases, a 42-percentage-point impact of higher commodity costs, primarily dairy, packaging materials and potatoes, largely driven by transaction-related foreign exchange, a 12-percentage-point impact of unfavorable foreign exchange translation, higher advertising and marketing expenses and a 5-percentage-point unfavorable impact of a legal contingency.
LatAm Foods
Net revenue decreased 12%, primarily reflecting a 15-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, and an organic volume decline, partially offset by effective net pricing.
Unit volume declined 0.5%, primarily reflecting a decline in Mexico, partially offset by growth in Brazil.
Operating profit decreased 18%, primarily reflecting certain operating cost increases, a 16-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, and the organic volume decline, partially offset by the effective net pricing and productivity savings.
Asia Pacific Foods
Net revenue decreased 2%, primarily reflecting unfavorable net pricing and a 2-percentage-point impact of unfavorable foreign exchange translation, partially offset by organic volume growth.
Unit volume grew 3%, primarily reflecting growth in India, China and Australia.
Operating profit decreased 9%, primarily reflecting the unfavorable net pricing and certain operating cost increases. These impacts were partially offset by productivity savings, the organic volume growth and lower advertising and marketing costs.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Organic revenue performance
We define organic revenue performance as a measure that adjusts for the impacts of foreign exchange translation (on a constant currency basis, as defined below), acquisitions and divestitures, and where applicable, the impact of the 53rd reporting week. Beginning with our first quarter of 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe organic revenue performance provides useful information in evaluating the results of our business because it adjusts for items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures and product recall-related impact (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. In addition, beginning with our first quarter of 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/22/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$7,926	$9,993	$7,410	$2,583	$23	$499	$1,834
Items Affecting Comparability
Mark-to-market net impact	11	(11)	5	(16)	—	(3)	(13)
Restructuring and impairment charges	(1)	1	(196)	197	16	22	191
Acquisition and divestiture-related charges	—	—	(25)	25	—	6	19
Core, non-GAAP measure	$7,936	$9,983	$7,194	$2,789	$39	$524	$2,031

	12 Weeks Ended 3/23/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$8,248	$10,002	$7,285	$2,717	$58	$520	$2,042
Items Affecting Comparability
Mark-to-market net impact	13	(13)	23	(36)	—	(9)	(27)
Restructuring and impairment charges	(6)	6	(83)	89	7	20	76
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	1
Product recall-related impact	(167)	167	—	167	—	39	128
Core, non-GAAP measure	$8,088	$10,162	$7,223	$2,939	$65	$571	$2,220
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/22/2025		3/23/2024		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.33		$1.48		(10)%
Mark-to-market net impact	(0.01)		(0.02)
Restructuring and impairment charges	0.14		0.05
Acquisition and divestiture-related charges	0.01		—
Product recall-related impact	—		0.09
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.48	(a)	$1.61	(a)	(8)%
Impact of foreign exchange translation					4
Change in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					(4)%
(a)Does not sum due to rounding.
Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our segments. These commodity derivatives include metals, agricultural products and energy. Commodity derivatives that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in segment results when the segments recognize the cost of the underlying commodity in operating profit. Therefore, the segments realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through March 22, 2025, we have incurred pre-tax charges of $2.8 billion, including cash expenditures of $2.1 billion. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2024 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include employee-related costs, closing costs and other integration costs.
Product Recall-Related Impact
We recognized property, plant and equipment write-offs, employee severance costs and other costs in our PFNA segment associated with a previously announced voluntary recall of certain bars and cereals.
See Note 1 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the Tax Cuts and Jobs Act (TCJ Act). In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q and “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2024 Form 10-K for further information.

As of March 22, 2025, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of March 22, 2025, Russia accounted for 13% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of March 22, 2025, our mandatory transition tax liability was $1.7 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2024 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 12 weeks ended March 22, 2025, net cash used for operating activities of $1.0 billion was largely even with the prior-year period. Current year operating cash flow primarily reflects favorable working capital comparisons, partially offset by unfavorable operating profit performance and higher pre-tax pension and retiree medical plan contributions in the current year.
Investing Activities
During the 12 weeks ended March 22, 2025, net cash used for investing activities was $1.2 billion, primarily reflecting net cash paid in connection with our acquisition of Siete of $1.2 billion and net capital spending of $0.5 billion, partially offset by maturities of short-term investments with maturities greater than three months of $0.4 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 12 weeks ended March 22, 2025, net cash provided by financing activities was $1.8 billion, primarily reflecting proceeds from the issuances of long-term debt of $3.5 billion and net proceeds from short-term borrowings of $1.9 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $2.1 billion, as well as payments of long-term debt borrowings of $1.5 billion.
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

	12 Weeks Ended
	3/22/2025	3/23/2024
Net cash used for operating activities, GAAP measure	$(973)	$(1,041)
Capital spending	(603)	(614)
Sales of property, plant and equipment	132	7
Free cash flow, non-GAAP measure	$(1,444)	$(1,648)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2024 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2024 Form 10-K for further information.
Changes in Line Items in Our Condensed Consolidated Financial Statements
Changes in line items in the income statement are discussed in “Results of Operations – Consolidated Review,” “Results of Operations – Segment Review” and “Items Affecting Comparability.”
Changes in line items in the cash flow statement are discussed in “Our Liquidity and Capital Resources.”
Changes in line items in the balance sheet are discussed below:
Total Assets
Total assets were $101.7 billion as of March 22, 2025, compared to $99.5 billion as of December 28, 2024. There were no material individual line item changes.

Total Liabilities
As of March 22, 2025, total liabilities were $83.2 billion, compared to $81.3 billion as of December 28, 2024. The change in total liabilities is primarily driven by the following line items:

Increase/(Decrease)(a)
Short-term debt obligations (b)	$2.0
Accounts payable and other current liabilities (c)	$(2.0)
Long-term debt obligations (b)	$2.2
(a)In billions.
(b)See Note 8 to our condensed consolidated financial statements for further information.
(c)Primarily reflects timing of payments, combined with lower capital expenditure payables.
Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 22, 2025, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 22, 2025 and March 23, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 28, 2024, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended (not presented herein); and in our report dated February 3, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2024 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 23, 2025

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2024 Form 10-K.
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
During the 12 weeks ended March 22, 2025, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended March 22, 2025, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended March 22, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2024 Form 10-K.
As previously disclosed, on October 29, 2024, County Counsel for the County of Los Angeles, on behalf of the people of the State of California, filed a lawsuit against PepsiCo, Inc., Pepsi Bottling Ventures LLC, and two other unrelated parties asserting claims for public nuisance and deceptive acts or practices in the conduct of business allegedly resulting in plastic pollution in Los Angeles (the Los Angeles Matter). This lawsuit was filed in the Superior Court of the State of California for Los Angeles County. On December 2, 2024, the defendants removed the case to the United States District Court for the Central District of California. On March 13, 2025, the defendants withdrew their notice of removal and opposition to the plaintiffs’ motion to remand, and the case was reopened in the Superior Court of the State of California, County of Los Angeles, where the matter is currently pending. The lawsuit does not specify the amount of damages sought and we believe we have strong defenses to each of these claims.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the Baltimore Matter and the NYS Matter (each, as defined in our 2024 Form 10-K), the Los Angeles Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2024 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 22, 2025 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
12/28/2024				$6,500
12/29/2024 - 1/25/2025	—	$—	—	—
				6,500
1/26/2025 - 2/22/2025	0.4	$145.84	0.4	(52)
				6,448
2/23/2025 - 3/22/2025	0.9	$151.63	0.9	(143)
Total	1.3	$150.05	1.3	$6,305
(a)All shares were repurchased pursuant to the $10 billion share repurchase program authorized by our Board of Directors and publicly announced on February 10, 2022, which commenced on February 11, 2022 and will expire on February 28, 2026.

Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.
ITEM 5. Other Information.
During the 12 weeks ended March 22, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Exhibit 4.1
Form of 4.400% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

Exhibit 4.2
Form of 4.450% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

Exhibit 4.3
Form of 4.600% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

Exhibit 4.4
Form of 5.000% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

Exhibit 10	2025 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award).
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 22, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 22, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 23, 2025	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 23, 2025	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)