Form 10-Q
period 2025-06-14
PEPSICO INC
filed 2025-07-17
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2025 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 10, 2025 was 1,369,077,204.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Net Revenue	$22,726	$22,501	$40,645	$40,751
Cost of sales	10,304	9,919	18,230	18,167
Gross profit	12,422	12,582	22,415	22,584
Selling, general and administrative expenses	8,773	8,534	16,183	15,819
Impairment of intangible assets (see Notes 1 and 4)	1,860	—	1,860	—
Operating Profit	1,789	4,048	4,372	6,765
Other pension and retiree medical benefits income	42	56	65	114
Net interest expense and other	(260)	(234)	(524)	(436)
Income before income taxes	1,571	3,870	3,913	6,443
Provision for income taxes	292	776	791	1,296
Net income	1,279	3,094	3,122	5,147
Less: Net income attributable to noncontrolling interests	16	11	25	22
Net Income Attributable to PepsiCo	$1,263	$3,083	$3,097	$5,125
Net Income Attributable to PepsiCo per Common Share
Basic	$0.92	$2.24	$2.26	3.73
Diluted	$0.92	$2.23	$2.25	3.71
Weighted-average common shares outstanding
Basic	1,371	1,375	1,371	1,375
Diluted	1,373	1,379	1,374	1,380

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Net income	$1,279	$3,094	$3,122	$5,147
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	961	(267)	1,397	(449)
Net change on cash flow hedges	(18)	42	4	45
Net pension and retiree medical adjustments	(19)	9	(9)	20
Net change on available-for-sale debt securities and other	64	(391)	130	132
Total other comprehensive income/(loss), net of taxes	988	(607)	1,522	(252)
Comprehensive income	2,267	2,487	4,644	4,895
Less: Comprehensive income attributable to noncontrolling interests	16	11	25	22
Comprehensive Income Attributable to PepsiCo	$2,251	$2,476	$4,619	$4,873

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/14/2025	6/15/2024
Operating Activities
Net income	$3,122	$5,147
Depreciation and amortization	1,491	1,379
Impairment and other charges	1,860	—
Product recall-related impact	—	182
Cash payments for product recall-related impact	(2)	(135)
Operating lease right-of-use asset amortization	315	278
Share-based compensation expense	131	183
Restructuring and impairment charges	426	170
Cash payments for restructuring charges	(387)	(173)
Pension and retiree medical plan expense	99	67
Pension and retiree medical plan contributions	(354)	(263)
Deferred income taxes and other tax charges and credits	(260)	142
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(772)	(579)
Change in assets and liabilities:
Accounts and notes receivable	(1,582)	(1,138)
Inventories	(800)	(696)
Prepaid expenses and other current assets	(354)	(365)
Accounts payable and other current liabilities	(2,083)	(2,968)
Income taxes payable	415	287
Other, net	(269)	(203)
Net Cash Provided by Operating Activities	996	1,315

Investing Activities
Capital spending	(1,507)	(1,701)
Sales of property, plant and equipment	169	127
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(3,130)	(30)
Divestitures, sales of investments in noncontrolled affiliates and other assets	5	135
Short-term investments, by original maturity:
More than three months - maturities	425	—
Three months or less, net	22	1
Other investing, net	(111)	14
Net Cash Used for Investing Activities	(4,127)	(1,454)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/14/2025	6/15/2024
Financing Activities
Proceeds from issuances of long-term debt	$3,521	$1,765
Payments of long-term debt	(2,543)	(2,882)
Short-term borrowings, by original maturity:
More than three months - proceeds	5,251	3,080
More than three months - payments	(2,492)	(2,138)
Three months or less, net	2,438	1,286
Cash dividends paid	(3,743)	(3,506)
Share repurchases	(494)	(461)
Proceeds from exercises of stock options	58	107
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(111)	(131)
Other financing	(17)	(20)
Net Cash Provided by/(Used for) Financing Activities	1,868	(2,900)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	422	(304)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(841)	(3,343)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,553	9,761
Cash and Cash Equivalents and Restricted Cash, End of Period	$7,712	$6,418

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$329	$541

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	6/14/2025	12/28/2024
ASSETS
Current Assets
Cash and cash equivalents	$7,631	$8,505
Short-term investments	342	761
Accounts and notes receivable, less allowance ($231 and $356, respectively)	12,390	10,333
Inventories:
Raw materials and packaging	2,940	2,440
Work-in-process	135	104
Finished goods	3,412	2,762
	6,487	5,306
Prepaid expenses and other current assets	1,360	921
Total Current Assets	28,210	25,826
Property, plant and equipment	58,469	56,005
Accumulated depreciation	(29,672)	(27,997)
Property, Plant and Equipment, net	28,797	28,008
Amortizable Intangible Assets, net	1,311	1,102
Goodwill	18,952	17,534
Other Indefinite-Lived Intangible Assets	14,212	13,699
Investments in Noncontrolled Affiliates	2,061	1,985
Deferred Income Taxes	4,293	4,362
Other Assets	7,509	6,951
Total Assets	$105,345	$99,467

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$12,056	$7,082
Accounts payable and other current liabilities	24,340	24,454
Total Current Liabilities	36,396	31,536
Long-Term Debt Obligations	39,328	37,224
Deferred Income Taxes	3,102	3,484
Other Liabilities	7,960	9,052
Total Liabilities	86,786	81,296
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,370 and 1,372 shares, respectively)	23	23
Capital in excess of par value	4,299	4,385
Retained earnings	71,547	72,266
Accumulated other comprehensive loss	(16,090)	(17,612)
Repurchased common stock, in excess of par value (496 and 495 shares, respectively)	(41,361)	(41,021)
Total PepsiCo Common Shareholders’ Equity	18,418	18,041
Noncontrolling interests	141	130
Total Equity	18,559	18,171
Total Liabilities and Equity	$105,345	$99,467

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/14/2025		6/15/2024		6/14/2025		6/15/2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,372	$23	1,375	$23	1,371	$23	1,374	$23
Change in repurchased common stock	(2)	—	(1)	—	(1)	—	—	—
Balance, end of period	1,370	23	1,374	23	1,370	23	1,374	23
Capital in Excess of Par Value
Balance, beginning of period		4,274		4,132		4,385		4,261
Share-based compensation expense		53		87		129		179
Stock option exercises, RSUs and PSUs converted		(2)		9		(100)		(104)
Withholding tax on RSUs and PSUs converted		(22)		(23)		(111)		(131)
Other		(4)		(2)		(4)		(2)
Balance, end of period		4,299		4,203		4,299		4,203
Retained Earnings
Balance, beginning of period		72,238		70,331		72,266		70,035
Net income attributable to PepsiCo		1,263		3,083		3,097		5,125
Cash dividends declared (a)		(1,954)		(1,869)		(3,816)		(3,615)
Balance, end of period		71,547		71,545		71,547		71,545
Accumulated Other Comprehensive Loss
Balance, beginning of period		(17,078)		(15,179)		(17,612)		(15,534)
Other comprehensive income/(loss) attributable to PepsiCo		988		(607)		1,522		(252)
Balance, end of period		(16,090)		(15,786)		(16,090)		(15,786)
Repurchased Common Stock
Balance, beginning of period	(494)	(41,068)	(492)	(40,260)	(495)	(41,021)	(493)	(40,282)
Share repurchases	(2)	(302)	(2)	(310)	(3)	(497)	(3)	(468)
Stock option exercises, RSUs and PSUs converted	—	9	1	31	2	157	3	210
Other	—	—	—	—	—	—	—	1
Balance, end of period	(496)	(41,361)	(493)	(40,539)	(496)	(41,361)	(493)	(40,539)
Total PepsiCo Common Shareholders’ Equity		18,418		19,446		18,418		19,446
Noncontrolling Interests
Balance, beginning of period		140		143		130		134
Net income attributable to noncontrolling interests		16		11		25		22
Distributions to noncontrolling interests		(14)		(16)		(15)		(17)
Other, net		(1)		(4)		1		(5)
Balance, end of period		141		134		141		134
Total Equity		$18,559		$19,580		$18,559		$19,580

(a)Cash dividends declared per common share were $1.4225 and $1.3550 for the 12 weeks ended June 14, 2025 and June 15, 2024, respectively, and $2.7775 and $2.6200 for the 24 weeks ended June 14, 2025 and June 15, 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 28, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (2024 Form 10-K) and in Exhibit 99.2 to our Current Report on Form 8-K dated July 17, 2025 (Recast Segment Information). This report should be read in conjunction with our 2024 Form 10-K and our Recast Segment Information, in which we retrospectively recast historical segment reporting to reflect our current organizational structure. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 14, 2025 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 14, 2025 and June 15, 2024, and the months of January through May are reflected in our results for the 24 weeks ended June 14, 2025 and June 15, 2024.
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures. Additionally, the business and economic uncertainty resulting from volatile geopolitical conditions, an increasingly complex global tax environment, including changes in how existing laws are interpreted or enforced, expanded or retaliatory tariffs and changes in the interest rate and inflationary cost environment have made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.
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
5)Latin America Foods (LatAm Foods), which includes all of our convenient food businesses in Latin America; and
6)Asia Pacific Foods, which consists of our convenient food businesses in Asia Pacific, including China, Australia and New Zealand, as well as India.
Net Revenue, Significant Expenses and Operating Profit/(Loss) by Segment

	12 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,476	$6,796	$1,368	$4,536	$2,548	$1,002	$22,726
Segment cost of sales (a)	2,471	2,990	400	2,638	1,074	627
Segment selling, general and administrative expenses (a)	2,517	2,812	430	1,241	929	282
Restructuring and impairment charges (b)	91	48	3	36	12	3
Acquisition and divestiture-related charges (c)	6	56	—	—	—	—
Impairment and other charges (d)	—	1,529	—	251	—	80
Segment operating profit/(loss)	$1,391	$(639)	$535	$370	$533	$10	$2,200
Corporate unallocated expenses							(411)
Operating profit							1,789
Other pension and retiree medical benefits income							42
Net interest expense and other							(260)
Income before income taxes							$1,571

	12 Weeks Ended 6/15/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,435	$6,811	$1,326	$4,183	$2,749	$997	$22,501
Segment cost of sales (a)	2,330	3,052	400	2,406	1,145	597
Segment selling, general and administrative expenses (a)	2,400	2,767	424	1,173	1,054	293
Restructuring and impairment charges (b)	13	5	—	22	16	4
Product recall-related impact (e)	15	—	—	—	—	—
Segment operating profit	$1,677	$987	$502	$582	$534	$103	$4,385
Corporate unallocated expenses (f)							(337)
Operating profit							4,048
Other pension and retiree medical benefits income							56
Net interest expense and other							(234)
Income before income taxes							$3,870

	24 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$12,689	$12,672	$2,127	$6,924	$4,209	$2,024	$40,645
Segment cost of sales (a)	4,819	5,649	612	4,045	1,772	1,239
Segment selling, general and administrative expenses (a)	4,807	5,434	698	1,989	1,541	531
Restructuring and impairment charges (b)	115	173	5	49	19	4
Acquisition and divestiture-related charges (c)	21	66	—	—	—	—
Impairment and other charges (d)	—	1,529	—	251	—	80
Segment operating profit/(loss)	$2,927	$(179)	$812	$590	$877	$170	$5,197
Corporate unallocated expenses							(825)
Operating profit							4,372
Other pension and retiree medical benefits expense							65
Net interest expense and other							(524)
Income before income taxes							$3,913

	24 Weeks Ended 6/15/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$12,704	$12,685	$2,065	$6,616	$4,639	$2,042	$40,751
Segment cost of sales (a)	4,602	5,805	617	3,877	1,910	1,207
Segment selling, general and administrative expenses (a)	4,699	5,366	685	1,903	1,752	553
Restructuring and impairment charges (b)	39	15	—	40	21	4
Acquisition and divestiture-related charges (c)	—	2	—	—	—	—
Product recall-related impact (e)	182	—	—	—	—	—
Segment operating profit	$3,182	$1,497	$763	$796	$956	$278	$7,472
Corporate unallocated expenses (f)							(707)
Operating profit							6,765
Other pension and retiree medical benefits expense							114
Net interest expense and other							(436)
Income before income taxes							$6,443
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges and product recall-related impact lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges.
(c)See Note 12 for further information related to acquisitions and divestiture-related charges.
(d)In the 12 and 24 weeks ended June 14, 2025, we recorded pre-tax charges of $1,860 million ($1,447 million after-tax or $1.05 per share), of which $1,780 million is related to the impairment of the Rockstar brand in our PBNA and EMEA segments. The remaining $80 million is related to the impairment of the Be & Cheery brand in our Asia Pacific Foods segment. See Note 4 for further information.
(e)In the 12 weeks ended June 15, 2024, we recorded a pre-tax charge of $15 million ($11 million after-tax or $0.01 per share) associated with a previously announced voluntary recall of certain bars and cereals in our PFNA segment (Quaker Recall) with $8 million recorded in cost of sales and $7 million recorded in selling, general and administrative expenses. In the 24 weeks ended June 15, 2024, we recorded a pre-tax charge of $182 million ($139 million after-tax or $0.10 per share) associated with the Quaker Recall, with $175 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs and $7 million recorded in selling, general and administrative expenses.
(f)In the 12 and 24 weeks ended June 15, 2024, we recorded a pre-tax gain of $76 million ($57 million after-tax or $0.04 per share) in selling, general and administrative expenses as a result of the sale of a corporate asset.
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	6/14/2025		6/15/2024
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	51%	49%	51%	49%
International (b)	33%	67%	30%	70%
PepsiCo	43%	57%	43%	57%

	24 Weeks Ended
	6/14/2025		6/15/2024
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	50%	50%	50%	50%
International (b)	31%	69%	28%	72%
PepsiCo	43%	57%	42%	58%
(a)Beverage revenue from company-owned bottlers, which includes our consolidated bottling operations in our PBNA and EMEA segments, was 36% of our consolidated net revenue in the 12 and 24 weeks ended June 14, 2025 and 36% and 35% of our consolidated net revenue in the 12 and 24 weeks ended June 15, 2024, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 38% and 62% of EMEA net revenue, respectively, in the 12 weeks ended June 14, 2025, 36% and 64% of EMEA net revenue, respectively, in the 24 weeks ended June 14, 2025 and 35% and 65% of EMEA net revenue, respectively, in the 12 and 24 weeks ended June 15, 2024.
Other Segment Information
Capital spending, amortization of intangible assets, and depreciation and other amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Amortization of Intangible Assets		Depreciation and Other Amortization
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	6/14/2025	6/15/2024
PFNA	$230	$298	$4	$3	$226	$185
PBNA	283	298	5	5	236	243
IB Franchise	30	33	4	4	23	22
EMEA	137	177	4	4	131	110
LatAm Foods	115	145	1	1	99	102
Asia Pacific Foods	68	52	2	2	36	29
Total segment	863	1,003	20	19	751	691
Corporate	41	84	—	—	36	28
Total	$904	$1,087	$20	$19	$787	$719

	24 Weeks Ended
	Capital Spending(a)		Amortization of Intangible Assets		Depreciation and Other Amortization
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	6/14/2025	6/15/2024
PFNA	$425	$535	$8	$6	$432	$374
PBNA	531	478	10	10	484	479
IB Franchise	46	44	7	7	39	37
EMEA	187	247	6	7	210	186
LatAm Foods	161	206	1	1	161	166
Asia Pacific Foods	92	71	3	3	58	49
Total segment	1,442	1,581	35	34	1,384	1,291
Corporate	65	120	—	—	72	54
Total	$1,507	$1,701	$35	$34	$1,456	$1,345
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
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	15%	25%	1%	30%	10%	4%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Cost of sales	$102	$—	$103	$6
Selling, general and administrative expenses	113	66	309	149
Other pension and retiree medical benefits (income)/expense (a)	(2)	8	14	15
Total restructuring and impairment charges	$213	$74	$426	$170
After-tax amount	$160	$54	$351	$130
Impact on net income attributable to PepsiCo per common share	$(0.12)	$(0.04)	$(0.26)	$(0.09)

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	through 6/14/2025
PFNA	$91	$13	$115	$39	$547
PBNA	48	5	173	15	678
IB Franchise	3	—	5	—	56
EMEA	36	22	49	40	810
LatAm Foods	12	16	19	21	266
Asia Pacific Foods	3	4	4	4	91
Corporate	22	6	47	36	465
	215	66	412	155	2,913
Other pension and retiree medical benefits (income)/expense (a)	(2)	8	14	15	140
Total	$213	$74	$426	$170	$3,053
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	through 6/14/2025
Severance and other employee costs	$64	$10	$122	$82	$1,556
Asset impairments	85	3	87	4	393
Other costs	64	61	217	84	1,104
Total	$213	$74	$426	$170	$3,053
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 14, 2025 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2024	$338	$—	$26	$364
2025 restructuring charges	122	87	217	426
Cash payments (a)	(153)	—	(234)	(387)
Non-cash charges and translation	(7)	(87)	1	(93)
Liability as of June 14, 2025	$300	$—	$10	$310
(a)Excludes cash expenditures of $3 million reported in the cash flow statement in pension and retiree medical contributions.
The majority of the restructuring accrual at June 14, 2025 is expected to be paid within a year.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on additional impairment charges, see Notes 1 and 4 for impairment and other charges taken related to the impairments of the Rockstar and Be & Cheery brands.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/14/2025			12/28/2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$835	$(236)	$599	$821	$(223)	$598
Customer relationships (a)	812	(315)	497	565	(279)	286
Brands	1,077	(1,007)	70	1,051	(977)	74
Other identifiable intangibles	431	(286)	145	420	(276)	144
Total	$3,155	$(1,844)	$1,311	$2,857	$(1,755)	$1,102
(a)Increase is primarily related to acquisitions of VNGR Beverage, LLC (poppi) and Garza Food Ventures LLC (Siete). See Note 12 for further information on acquisitions.
The components of indefinite-lived intangible assets are as follows:

	6/14/2025	12/28/2024
Goodwill	$18,952	$17,534
Other indefinite-lived intangible assets
Reacquired franchise rights	7,535	7,437
Acquired franchise rights	1,878	1,858
Brands (a)	4,799	4,404
Total indefinite-lived intangible assets	$33,164	$31,233
(a)Increase is primarily related to acquisitions of poppi and Siete, partially offset by impairments to the Rockstar and Be & Cheery brands. See Note 12 for further information on acquisitions.
During the 12 weeks ended June 14, 2025, recent business performance in conjunction with lower expectations of future business performance compared to projections, as well as certain other market conditions, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in certain markets and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 (significant unobservable inputs) measurement. We determined that the carrying value exceeded the fair value, which reflected our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions), as well as an increase in the weighted-average cost of capital. As a result of the quantitative assessment, we recorded pre-tax impairment charges of $1.9 billion ($1.4 billion after-tax or $1.05 per share) in impairment of intangible assets, primarily comprised of the Rockstar brand in our PBNA and EMEA segments. We continuously monitor the performance of all our indefinite-lived intangible assets and will perform our annual impairment assessment during our third quarter; for further information on our policies for indefinite-lived intangible assets, see Note 2 to our consolidated financial statements in our Recast Segment Information.

The change in the book value of goodwill is as follows:

	PFNA	PBNA	IB Franchise	EMEA(b)	LatAm Foods	Asia Pacific Foods	Total
Balance as of December 28, 2024	$791	$11,925	$1,918	$2,194	$354	$352	$17,534
Acquisitions (a)	625	294	—	—	—	—	919
Translation and other	7	23	2	438	18	11	499
Balance as of June 14, 2025	$1,423	$12,242	$1,920	$2,632	$372	$363	$18,952
(a)Related to the acquisitions of Siete in our PFNA segment and poppi in our PBNA segment. See Note 12 for further information on acquisitions.
(b)Translation and other primarily reflects the appreciation of the Russian ruble and the euro.
Note 5 - Income Taxes
Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation incorporating the Organization for Economic Co-operation and Development (OECD) model rules for a global minimum tax rate of 15%. Widespread implementation is expected by the end of 2025, with certain countries that have not yet enacted potentially applying the legislation as of a retroactive date. Legislation enacted as of June 14, 2025 did not have a material impact on our financial statements for the 12 and 24 weeks ended June 14, 2025 and is not expected to have a material impact on our 2025 financial statements.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Share-based compensation expense – equity awards	$54	$86	$131	$183
Share-based compensation expense – liability awards	(7)	5	(3)	10
Restructuring charges	(1)	1	(2)	(4)
Total	$46	$92	$126	$189
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/14/2025		6/15/2024
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.4	$153.75	1.8	$164.25
RSUs and PSUs	2.1	$153.71	2.3	$164.25
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million and $19 million during the 24 weeks ended June 14, 2025 and June 15, 2024, respectively.

For the 12 weeks ended June 14, 2025 and June 15, 2024, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/14/2025	6/15/2024
Expected life	7 years	7 years
Risk-free interest rate	4.1%	4.2%
Expected volatility	16%	16%
Expected dividend yield	3.4%	2.9%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Service cost	$73	$80	$11	$12	$7	$8
Other pension and retiree medical benefits income:
Interest cost	$135	$135	$36	$36	$7	$8
Expected return on plan assets	(186)	(202)	(47)	(50)	(3)	(3)
Amortization of prior service credits	—	(5)	—	(1)	(1)	(1)
Amortization of net losses/(gains)	20	18	6	5	(6)	(6)
Settlement/curtailment (gains)/losses	—	—	(1)	2	—	—
Special termination benefits	(2)	8	—	—	—	—
Total other pension and retiree medical benefits income	$(33)	$(46)	$(6)	$(8)	$(3)	$(2)
Total	$40	$34	$5	$4	$4	$6

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Service cost	$145	$160	$19	$21	$14	$15
Other pension and retiree medical benefits income:
Interest cost	$270	$270	$62	$63	$14	$15
Expected return on plan assets	(372)	(403)	(83)	(89)	(5)	(6)
Amortization of prior service cost/(credits)	1	(11)	—	(1)	(2)	(2)
Amortization of net losses/(gains)	39	36	10	9	(12)	(12)
Settlement/curtailment (gains)/losses	—	—	(1)	2	—	—
Special termination benefits	14	15	—	—	—	—
Total other pension and retiree medical benefits income	$(48)	$(93)	$(12)	$(16)	$(5)	$(5)
Total	$97	$67	$7	$5	$9	$10
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.

In the 24 weeks ended June 14, 2025 and June 15, 2024, we made discretionary contributions of $250 million and $150 million, respectively, to our U.S. qualified defined benefit plans, and $29 million and $27 million, respectively, to our international defined benefit plans.
Note 8 - Debt Obligations
In the 24 weeks ended June 14, 2025, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
4.400%	February 2027	$500
4.450%	February 2028	$750
4.600%	February 2030	$1,000
5.000%	February 2035	$1,250
(a)Excludes debt issuance costs, discounts and premiums.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 24 weeks ended June 14, 2025, $2.5 billion of U.S. dollar-denominated senior notes matured and were paid.
As of June 14, 2025, we had $7.7 billion of commercial paper outstanding, excluding discounts.
In the 12 and 24 weeks ended June 14, 2025, we entered into a new five-year unsecured revolving credit agreement (2025 Five-Year Credit Agreement), which expires on May 23, 2030. The 2025 Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2025 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The 2025 Five-Year Credit Agreement replaced our $5.0 billion five-year credit agreement, dated as of May 24, 2024.
Also in the 12 and 24 weeks ended June 14, 2025, we entered into a new 364-day unsecured revolving credit agreement (2025 364-Day Credit Agreement), which expires on May 22, 2026. The 2025 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 2025 364-Day Credit Agreement replaced our $5.0 billion 364-day credit agreement, dated as of May 24, 2024.
Funds borrowed under the 2025 Five-Year Credit Agreement and the 2025 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 14, 2025, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.

There have been no material changes during the 24 weeks ended June 14, 2025 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our Recast Segment Information.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 14, 2025 was $110 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 14, 2025.
The notional amounts of our financial instruments used to hedge the above risks are as follows:

	Notional Amounts(a)
	6/14/2025	12/28/2024
Commodity contracts	$1.3	$1.4
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts	$3.1	$3.1
Cross-currency contracts	$1.2	$1.2
Non-derivative debt instruments	$3.2	$2.9
(a)In billions.
As of June 14, 2025, approximately 22% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 13% as of December 28, 2024.
Debt Securities
Available-for-Sale
The activity related to our Level 3 investments in certain available-for-sale debt securities is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Celsius Holdings, Inc. (Celsius):
Balance, beginning of period	$888	$1,847	$785	$1,156
Net unrealized gain/(loss)	77	(503)	187	188
Cash dividends received	(7)	(7)	(14)	(7)
Balance, end of period	$958	$1,337	$958	$1,337
Other:
Balance, beginning of period	$242	$—	$256	$—
Net unrealized gain/(loss)	19	—	5	—
Balance, end of period	$261	$—	$261	$—
Total available-for-sale balance, end of period	$1,219	$1,337	$1,219	$1,337
There were no impairment charges related to our investments in available-for-sale debt securities in both the 24 weeks ended June 14, 2025 and June 15, 2024. There were unrealized gains of $526 million and $800 million as of June 14, 2025 and June 15, 2024, respectively, associated with our available-for-sale debt securities.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities are categorized as follows:

		6/14/2025		12/28/2024
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$1,219	$—	$1,041	$—
Index funds (c)	1	$322	$—	$336	$—
Prepaid forward contracts (d)	2	$8	$—	$15	$—
Deferred compensation (e)	2	$—	$481	$—	$503
Contingent consideration (f)	3	$—	$226	$—	$—
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (g)	2	$7	$10	$—	$46
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (h)	2	$5	$40	$55	$3
Cross-currency contracts (h)	2	—	110	—	165
Commodity contracts (i)	2	74	14	27	6
		$79	$164	$82	$174
Derivatives designated as net investment hedging instruments:
Cross-currency contracts (h)	2	$—	$12	$1	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts (h)	2	$10	$28	$28	$12
Commodity contracts (i)	2	1	11	3	10
		$11	$39	$31	$22
Total derivatives at fair value (j)		$97	$225	$114	$246
Total		$1,646	$932	$1,506	$749
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
(b)Classified as other assets. Includes $958 million and $785 million related to our investment in Celsius as of June 14, 2025 and December 28, 2024, respectively; also, includes $261 million and $256 million related to our other investment in available-for-sale debt securities as of June 14, 2025 and December 28, 2024, respectively. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 9.0% and 7.3% as of June 14, 2025 and December 28, 2024, respectively. The fair value of the other Level 3 investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based primarily on the price of our common stock.
(e)Based on the fair value of investments corresponding to employees’ investment elections.
(f)In connection with our acquisition of poppi, we recorded a liability at fair value for the contingent consideration payable upon achievement of certain performance milestones by the third quarter of 2027, with a maximum payment of $300 million. If these performance milestones are not met, no payment will be made. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as forecasts of net revenue and margin. An increase in the net revenue and margin forecasts would result in a higher fair value measurement, while a decrease in the net revenue and margin forecasts would result in a lower fair value measurement.
(g)Based on Secured Overnight Financing Rate forward rates. As of June 14, 2025, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.

(h)Based on recently reported market transactions of spot and forward rates.
(i)Primarily based on recently reported market transactions of swap arrangements.
(j)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of June 14, 2025 and December 28, 2024 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of June 14, 2025 and December 28, 2024 was $47 billion and $40 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Interest rate swap contracts (a)	$(7)	$—	$(43)	$—
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Foreign exchange contracts	$54	$(1)	$(8)	$9
Cross-currency contracts	(36)	9	(34)	11
Commodity contracts	(45)	(11)	(11)	30
Total	$(27)	$(3)	$(53)	$50

	24 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Foreign exchange contracts	$70	$(15)	$(24)	$18
Cross-currency contracts	(55)	34	(55)	35
Commodity contracts	(100)	28	(5)	51
Total	$(85)	$47	$(84)	$104
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
As of June 14, 2025, we expect to reclassify net gains of $42 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Non-derivative debt instruments	$174	$(17)	$—	$—
Cross-currency contracts	12	—	(2)	—
Total	$186	$(17)	$(2)	$—

	24 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
Non-derivative debt instruments	$284	$(69)	$—	$—
Cross-currency contracts	9	—	(4)	—
Total	$293	$(69)	$(4)	$—
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	6/14/2025			6/15/2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$43	$44	$—	$24	$24
Commodity contracts	5	(8)	(3)	(14)	5	(9)
Total	$6	$35	$41	$(14)	$29	$15

	24 Weeks Ended
	6/14/2025			6/15/2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$54	$55	$—	$42	$42
Commodity contracts	(4)	(10)	(14)	(15)	(20)	(35)
Total	$(3)	$44	$41	$(15)	$22	$7

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/14/2025		6/15/2024
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$0.92		$2.24
Net income available for PepsiCo common shareholders	$1,263	1,371	$3,083	1,375
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	2	—	4
Diluted	$1,263	1,373	$3,083	1,379
Diluted net income attributable to PepsiCo per common share	$0.92		$2.23

	24 Weeks Ended
	6/14/2025		6/15/2024
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.26		$3.73
Net income available for PepsiCo common shareholders	$3,097	1,371	$5,125	1,375
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	5
Diluted	$3,097	1,374	$5,125	1,380
Diluted net income attributable to PepsiCo per common share	$2.25		$3.71
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 9 million and 8 million for the 12 and 24 weeks ended June 14, 2025, respectively, and 4 million for the 12 and 24 weeks ended June 15, 2024.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2024 (b)	$(15,217)	$82	$(2,714)	$237	$(17,612)
Other comprehensive income/(loss) before reclassifications (c)	410	58	(4)	87	551
Amounts reclassified from accumulated other comprehensive loss	—	(31)	17	—	(14)
Net other comprehensive income	410	27	13	87	537
Tax amounts	26	(5)	(3)	(21)	(3)
Balance as of March 22, 2025 (b)	(14,781)	104	(2,704)	303	(17,078)
Other comprehensive income/(loss) before reclassifications (d)	915	27	(42)	84	984
Amounts reclassified from accumulated other comprehensive loss	—	(53)	18	—	(35)
Net other comprehensive income/(loss)	915	(26)	(24)	84	949
Tax amounts	46	8	5	(20)	39
Balance as of June 14, 2025 (b)	$(13,820)	$86	$(2,723)	$367	$(16,090)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 28, 2024, $1,279 million as of March 22, 2025 and $1,284 million as of June 14, 2025.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble and deprecation of the euro.
(d)Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Canadian dollar.

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
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023 and $1,280 million as of March 23, 2024 and $1,278 million as of June 15, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Egyptian pound.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$(2)	$—	$(2)	$—	Net revenue
Foreign exchange contracts	(6)	9	(22)	18	Cost of sales
Cross-currency contracts	(34)	11	(55)	35	Selling, general and administrative expenses
Interest rate swap contracts	—	3	—	—	Selling, general and administrative expenses
Commodity contracts	(11)	30	(6)	51	Cost of sales
Commodity contracts	—	—	1	—	Selling, general and administrative expenses
Net (gains)/losses before tax	(53)	53	(84)	104
Tax amounts	13	(14)	22	(27)
Net (gains)/losses after tax	$(40)	$39	$(62)	$77

Pension and retiree medical items:
Amortization of net prior service credits	$(1)	$(7)	$(1)	$(14)	Other pension and retiree medical benefits income
Amortization of net losses	20	17	37	33	Other pension and retiree medical benefits income
Settlement/curtailment (gains)/losses	(1)	2	(1)	2	Other pension and retiree medical benefits income
Net losses before tax	18	12	35	21
Tax amounts	(4)	(2)	(8)	(4)
Net losses after tax	$14	$10	$27	$17

Total net (gains)/losses reclassified, net of tax	$(26)	$49	$(35)	$94
Note 12 - Acquisitions and Divestitures
Acquisition of Siete
On January 17, 2025, we acquired all of the outstanding equity interest in Siete, a Mexican-American foods business, for total consideration of $1.2 billion in cash.
We accounted for the transaction as a business combination in the first quarter of 2025. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our PFNA segment. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $1.2 billion. These preliminary estimates include management’s assumptions and are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the first quarter of 2026.
Acquisition of poppi
On May 19, 2025, we acquired all of the outstanding equity interest in poppi, a prebiotic soda business, for cash consideration of $1.95 billion and contingent consideration with an acquisition date fair value of

$0.2 billion. See Note 9 for further information on the contingent consideration. The purchase price will be adjusted for net working capital and net debt amounts as of the acquisition date. In connection with this acquisition, other payments may be incurred, subject to the achievement of certain conditions.
We accounted for the transaction as a business combination in the second quarter of 2025. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our PBNA segment. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $2.1 billion. These preliminary estimates include management’s assumptions and are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2026.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include distribution agreement termination fees, employee-related costs, closing costs and other integration costs.
A summary of our acquisition and divestiture-related charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/2025	6/15/2024	6/14/2025	6/15/2024
PFNA	$6	$—	$21	$—
PBNA	56	—	66	2
Total (a)	$62	$—	$87	$2
After-tax amount	$48	$—	$67	$1
Impact on net income attributable to PepsiCo per common share	$(0.03)	$—	$(0.05)	$—
(a)Recorded in selling, general and administrative expenses.
Note 13 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of both June 14, 2025 and December 28, 2024, $1.5 billion of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our Recast Segment Information.
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
Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our Recast Segment Information.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled workforce or effectively manage changes in our workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs; political, social or geopolitical conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; changes in tariffs and global trade relations; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change and other sustainability matters; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives or organizational restructurings; deterioration in estimates and underlying assumptions regarding future performance of our business or investments that can result in impairment charges; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” in our 2024 Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Recast Segment Information and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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
See Note 9 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our Recast Segment Information for further information on how we manage our exposure to commodity prices.
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
Risks Associated with International Operations
In the 12 weeks ended June 14, 2025, our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 14, 2025, our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 14, 2025, our operations outside of the United States generated 41% of our consolidated net revenue, with Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa comprising approximately 24% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended June 14, 2025, unfavorable foreign exchange reduced net revenue performance by 1.5 percentage points primarily due to declines in the Mexican peso, Turkish lira and Brazilian real, partially offset by an appreciation of the Russian ruble. In the 24 weeks ended June 14, 2025, unfavorable foreign exchange reduced net revenue performance by 2 percentage points primarily due to declines in the Mexican peso, Egyptian pound and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Pakistan, Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 5% and 4% of our consolidated net revenue for the 12 and 24 weeks ended June 14, 2025, respectively. Russia accounted for 5% of our consolidated assets, including 17% of our consolidated cash and cash equivalents and 38% of our accumulated currency translation adjustment loss as of June 14, 2025.

See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 14, 2025 and December 28, 2024 and Note 9 to our consolidated financial statements in our Recast Segment Information for a discussion of these items.
Risks Associated with Tariffs
The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. The impact of tariffs will continue to vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty have impacted and could continue to impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business and to identify actions to potentially mitigate, where possible, any unfavorable impacts on our future results.
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
Cautionary statements included above and in “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our Recast Segment Information should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our Recast Segment Information for further information on volume. Unit volume performance adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. Further, unit volume performance excludes the impact of an additional week of results every five or six years (53rd reporting week), where applicable.
We report all of our international operations on a monthly calendar basis. The 12 weeks ended June 14, 2025 and June 15, 2024 include volume outside of North America for the months of March, April and May. The 24 weeks ended June 14, 2025 and June 15, 2024 include volume outside of North America for the months of January through May.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/14/2025	6/15/2024	Change	6/14/2025	6/15/2024	Change
Net revenue	$22,726	$22,501	1%	$40,645	$40,751	—%
Operating profit	$1,789	$4,048	(56)%	$4,372	$6,765	(35)%
Operating margin	7.9%	18.0%	(10.1)	10.8%	16.6%	(5.8)
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 56% and operating margin declined 10.1 percentage points. Operating profit performance was primarily driven by impairment charges related to the Rockstar and Be & Cheery brands, certain operating cost increases, a 5-percentage-point impact of higher commodity costs, higher restructuring charges and a decline in organic volume. These impacts were partially offset by productivity savings and effective net pricing. The operating margin decline primarily reflects the unfavorable impact of the impairment charges related to the Rockstar and Be & Cheery brands.
24 Weeks
Operating profit decreased 35% and operating margin declined 5.8 percentage points. Operating profit performance was primarily driven by impairment charges related to the Rockstar and Be & Cheery brands, certain operating cost increases, a decline in organic volume, a 4-percentage-point impact of higher commodity costs and higher restructuring charges. These impacts were partially offset by productivity savings and effective net pricing. The operating margin decline primarily reflects the unfavorable impact of the impairment charges related to the Rockstar and Be & Cheery brands.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/14/2025	6/15/2024	Change	6/14/2025	6/15/2024	Change
Other pension and retiree medical benefits income	$42	$56	$(14)	$65	$114	$(49)
Net interest expense and other	$260	$234	$26	$524	$436	$88
Tax rate	18.6%	20.1%		20.2%	20.1%
Net income attributable to PepsiCo	$1,263	$3,083	(59)%	$3,097	$5,125	(40)%
Net income attributable to PepsiCo per common share – diluted	$0.92	$2.23	(59)%	$2.25	$3.71	(39)%
12 Weeks
Other pension and retiree medical benefits income decreased $14 million, primarily reflecting recognition of fixed income losses on plan assets and the impact of certain plan changes approved in 2020, as discussed in Note 7 to our consolidated financial statements in our Recast Segment Information, partially offset by prior-year recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan.
Net interest expense and other increased $26 million, due to higher average debt balances, lower interest rates on average cash balances and higher interest rates on average debt balances, partially offset by higher average cash balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.

The reported tax rate decreased 1.5 percentage points, primarily reflecting the release of federal interest accruals and the impairment of the Rockstar brand, partially offset by the prior-year impact of a release of a valuation allowance in a foreign jurisdiction.
24 Weeks
Other pension and retiree medical benefits income decreased $49 million, primarily reflecting recognition of fixed income losses on plan assets and the impact of certain plan changes approved in 2020, as discussed in Note 7 to our consolidated financial statements in our Recast Segment Information.
Net interest expense and other increased $88 million, due to higher average debt balances, higher interest rates on average debt balances, lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and lower interest rates on average cash balances, partially offset by higher average cash balances.
The reported tax rate increased 0.1 percentage point, primarily reflecting the prior-year impact of a release of a valuation allowance in a foreign jurisdiction, offset by the release of federal interest accruals.
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
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 14, 2025 and June 15, 2024, and the months January through May are reflected in our results for the 24 weeks ended June 14, 2025 and June 15, 2024.
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

	12 Weeks Ended 6/14/2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	1%	—	(2)	(2)%	(1.5)	—
PBNA	—%	—	1	1%	(4)	4.5
IB Franchise	3%	2	—	5%	1	4
EMEA	8%	(2)	—	7%	(4)	11
LatAm Foods	(7)%	14	—	6%	4	2
Asia Pacific Foods	0.5%	1	(1)	—%	6	(6)
Total	1%	1.5	—	2%	(1.5)	4

	24 Weeks Ended 6/14/2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	(2)	(2)%	(2)	—
PBNA	—%	—	1	1%	(3)	3
IB Franchise	3%	3	—	6%	3	3
EMEA	5%	2	—	7%	(6)	13
LatAm Foods	(9)%	14	—	5%	2	3
Asia Pacific Foods	(1)%	1	(1)	—%	5	(5)
Total	—%	2	—	2%	(2)	3
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

	12 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,391	$(639)	$535	$370	$533	$10	$(411)	$1,789
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(15)	(15)
Restructuring and impairment charges	91	48	3	36	12	3	22	215
Acquisition and divestiture-related charges	6	56	—	—	—	—	—	62
Impairment and other charges	—	1,529	—	251	—	80	—	1,860
Core, non-GAAP measure	1,488	994	538	657	545	93	(404)	3,911
Impact of foreign exchange translation	1	2	11	(14)	93	(1)	—	92
Core Constant Currency, non-GAAP measure	$1,489	$996	$549	$643	$638	$92	$(404)	$4,003

Reported Operating Profit/Loss % Change, GAAP measure	(17)%	(165)%	7%	(36)%	—%	(90)%	22%	(56)%
Core Operating Profit % Change, non-GAAP measure	(13)%	—%	7%	9%	(1)%	(13)%	20%	(5)%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(13)%	—%	9%	6%	16%	(13)%	20%	(3)%

	12 Weeks Ended 6/15/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,677	$987	$502	$582	$534	$103	$(337)	$4,048
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(8)	(8)
Restructuring and impairment charges	13	5	—	22	16	4	6	66
Product recall-related impact	15	—	—	—	—	—	—	15
Core, non-GAAP measure	$1,705	$992	$502	$604	$550	$107	$(339)	$4,121

	24 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$2,927	$(179)	$812	$590	$877	$170	$(825)	$4,372
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(31)	(31)
Restructuring and impairment charges	115	173	5	49	19	4	47	412
Acquisition and divestiture-related charges	21	66	—	—	—	—	—	87
Impairment and other charges	—	1,529	—	251	—	80	—	1,860
Core, non-GAAP measure	3,063	1,589	817	890	896	254	(809)	6,700
Impact of foreign exchange translation	6	4	23	14	159	3	—	209
Core Constant Currency, non-GAAP measure	$3,069	$1,593	$840	$904	$1,055	$257	$(809)	$6,909

Reported Operating Profit/Loss % Change, GAAP measure	(8)%	(112)%	6%	(26)%	(8)%	(39)%	17%	(35)%
Core Operating Profit % Change, non-GAAP measure	(10)%	5%	7%	6%	(8)%	(10)%	13%	(5)%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(10)%	5%	10%	8%	8%	(9)%	13%	(2)%

	24 Weeks Ended 6/15/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$3,182	$1,497	$763	$796	$956	$278	$(707)	$6,765
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(44)	(44)
Restructuring and impairment charges	39	15	—	40	21	4	36	155
Acquisition and divestiture-related charges	—	2	—	—	—	—	—	2
Product recall-related impact	182	—	—	—	—	—	—	182
Core, non-GAAP measure	$3,403	$1,514	$763	$836	$977	$282	$(715)	$7,060
(a)See “Items Affecting Comparability” for further information.
PFNA
12 Weeks
Net revenue increased 1%, primarily driven by the favorable impact of acquisitions, partially offset by a decrease in organic volume.
Unit volume declined 1%, driven by a 2% decrease in savory snacks volume, partially offset by a 5% increase in other foods volume.
Operating profit decreased 17%, primarily reflecting certain operating cost increases, including strategic initiatives, higher restructuring costs and a decrease in organic volume. These impacts were partially offset by productivity savings.

24 Weeks
Net revenue decreased slightly, primarily reflecting a decrease in organic volume, partially offset by the favorable impact of acquisitions.
Unit volume declined 1%, driven by a 3% decrease in savory snacks volume, partially offset by a 7% increase in other foods volume.
Operating profit decreased 8%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in net revenue. These impacts were partially offset by productivity savings and a favorable impact of the prior-year charges associated with the Quaker Recall.
PBNA
12 Weeks
Net revenue decreased slightly, primarily driven by an organic volume decline and the impact of acquisitions and divestitures, partially offset by effective net pricing.
Unit volume declined 2%, driven by a 6% decline in non-carbonated beverage (NCB) volume, partially offset by a 1% increase in carbonated soft drink (CSD) volume.
Operating profit decreased 165%, primarily reflecting an impairment charge related to the Rockstar brand. Operating profit also decreased due to certain operating cost increases, the decline in organic volume, acquisition and divestiture-related charges related to our poppi acquisition and higher restructuring costs. These impacts were partially offset by the effective net pricing and productivity savings.
24 Weeks
Net revenue decreased slightly, primarily driven by an organic volume decline and the impact of acquisitions and divestitures, partially offset by effective net pricing.
Unit volume declined 3%, driven by a 6% decline in NCB volume, partially offset by a slight increase in CSD volume.
Operating profit decreased 112%, primarily reflecting an impairment charge related to the Rockstar brand. Operating profit also decreased due to certain operating cost increases, the decline in organic volume, higher restructuring costs and acquisition and divestiture-related charges related to our poppi acquisition. These impacts were partially offset by the effective net pricing and productivity savings.
IB Franchise
12 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 2-percentage-point impact of unfavorable foreign exchange translation.
Unit volume grew 1%, primarily reflecting growth in the Middle East, China and Pakistan, partially offset by a decline in India.
Operating profit increased 7%, primarily reflecting the net revenue growth and lower advertising and marketing costs, partially offset by a 4-percentage-point unfavorable impact of a prior-year gain on a disposal of an investment and a 3-percentage-point impact of higher commodity costs.
24 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing and organic volume growth, partially offset by a 3-percentage-point impact of unfavorable foreign exchange translation.
Unit volume grew 2%, primarily reflecting growth in the Middle East, China, Pakistan, India and Mexico.

Operating profit increased 6%, primarily reflecting the net revenue growth and lower advertising and marketing costs, partially offset by a 3-percentage-point impact of unfavorable foreign exchange translation and a 3-percentage-point unfavorable impact of a prior-year gain on a disposal of an investment.
EMEA
12 Weeks
Net revenue increased 8%, primarily reflecting effective net pricing and a 2-percentage-point impact of favorable foreign exchange translation, partially offset by an organic volume decline.
Convenient foods unit volume declined 6%, primarily reflecting declines in South Africa, Russia, the Middle East and the United Kingdom.
Beverage unit volume grew 1%, primarily reflecting growth in Turkey, Poland, Germany, the Middle East and France, partially offset by declines in South Africa and Russia.
Operating profit decreased 36%, primarily reflecting an impairment charge related to the Rockstar brand, certain operating cost increases and a 26-percentage-point impact of higher commodity costs, primarily dairy, potatoes and cooking oil. These impacts were partially offset by the effective net pricing and productivity savings.
24 Weeks
Net revenue increased 5%, primarily reflecting effective net pricing, partially offset by an organic volume decline and a 2-percentage-point impact of unfavorable foreign exchange translation.
Convenient foods unit volume declined 7%, primarily reflecting declines in South Africa, the Middle East, Russia and the United Kingdom.
Beverage unit volume declined 1%, primarily reflecting declines in South Africa, Russia and the Middle East, partially offset by growth in Turkey, Poland, Germany and France.
Operating profit decreased 26%, primarily reflecting certain operating cost increases, an impairment charge related to the Rockstar brand and a 30-percentage-point impact of higher commodity costs, primarily dairy, potatoes and packaging materials. These impacts were partially offset by the effective net pricing and productivity savings.
LatAm Foods
12 Weeks
Net revenue decreased 7%, reflecting a 14-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, partially offset by organic volume growth and effective net pricing.
Unit volume grew 4%, primarily reflecting broad-based increases, led by Brazil.
Operating profit decreased slightly, primarily reflecting certain operating cost increases, a 17-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, and an 8-percentage-point impact of higher commodity costs, partially offset by productivity savings, the effective net pricing, a 9-percentage-point favorable impact of certain indirect tax credits in Brazil and the organic volume growth.

24 Weeks
Net revenue decreased 9%, reflecting a 14-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, partially offset by effective net pricing and organic volume growth.
Unit volume grew 2%, primarily reflecting broad-based increases, led by Brazil, partially offset by a decline in Mexico.
Operating profit decreased 8%, primarily reflecting certain operating cost increases, a 16-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, and a 6-percentage-point impact of higher commodity costs, partially offset by productivity savings, the effective net pricing and a 5-percentage-point favorable impact of certain indirect tax credits in Brazil.
Asia Pacific Foods
12 Weeks
Net revenue increased 0.5%, primarily reflecting organic volume growth, partially offset by unfavorable net pricing.
Unit volume grew 5%, primarily reflecting growth in India, Thailand, Australia and China.
Operating profit decreased 90%, primarily reflecting an impairment charge related to the Be & Cheery brand, certain operating cost increases and the unfavorable net pricing. These impacts were partially offset by productivity savings, lower advertising and marketing costs and the organic volume growth.
24 Weeks
Net revenue decreased 1%, primarily reflecting unfavorable net pricing, partially offset by organic volume growth.
Unit volume grew 4%, primarily reflecting growth in India, Thailand, China and Australia.
Operating profit decreased 39%, primarily reflecting an impairment charge related to the Be & Cheery brand, the unfavorable net pricing and certain operating cost increases. These impacts were partially offset by productivity savings, the organic volume growth and lower advertising and marketing costs.
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
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, impairment and other charges, product recall-related impact and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. In addition, beginning with our first quarter of 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/14/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$10,304	$12,422	$8,773	$1,860	$1,789	$42	$292	$1,263
Items Affecting Comparability
Mark-to-market net impact	(2)	2	17	—	(15)	—	(5)	(10)
Restructuring and impairment charges	(102)	102	(113)	—	215	(2)	53	160
Acquisition and divestiture-related charges	—	—	(62)	—	62	—	14	48
Impairment and other charges	—	—	—	(1,860)	1,860	—	413	1,447
Pension and retiree medical-related impact	—	—	—	—	—	(1)	—	(1)
Core, non-GAAP measure	$10,200	$12,526	$8,615	$—	$3,911	$39	$767	$2,907

	12 Weeks Ended 6/15/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP measure	$9,919	$12,582	$8,534	$4,048	$56	$776	$11	$3,083
Items Affecting Comparability
Mark-to-market net impact	19	(19)	(11)	(8)	—	(1)	—	(7)
Restructuring and impairment charges	—	—	(66)	66	8	20	(1)	55
Product recall-related impact	(8)	8	(7)	15	—	4	—	11
Pension and retiree medical-related impact	—	—	—	—	2	—	—	2
Core, non-GAAP measure	$9,930	$12,571	$8,450	$4,121	$66	$799	$10	$3,144

	24 Weeks Ended 6/14/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$18,230	$22,415	$16,183	$1,860	$4,372	$65	$791	$3,097
Items Affecting Comparability
Mark-to-market net impact	9	(9)	22	—	(31)	—	(8)	(23)
Restructuring and impairment charges	(103)	103	(309)	—	412	14	75	351
Acquisition and divestiture-related charges	—	—	(87)	—	87	—	20	67
Impairment and other charges	—	—	—	(1,860)	1,860	—	413	1,447
Pension and retiree medical-related impact	—	—	—	—	—	(1)	—	(1)
Core, non-GAAP measure	$18,136	$22,509	$15,809	$—	$6,700	$78	$1,291	$4,938

	24 Weeks Ended 6/15/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP measure	$18,167	$22,584	$15,819	$6,765	$114	$1,296	$22	$5,125
Items Affecting Comparability
Mark-to-market net impact	32	(32)	12	(44)	—	(10)	—	(34)
Restructuring and impairment charges	(6)	6	(149)	155	15	40	(1)	131
Acquisition and divestiture-related charges	—	—	(2)	2	—	1	—	1
Product recall-related impact	(175)	175	(7)	182	—	43	—	139
Pension and retiree medical-related impact	—	—	—	—	2	—	—	2
Core, non-GAAP measure	$18,018	$22,733	$15,673	$7,060	$131	$1,370	$21	$5,364
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				24 Weeks Ended
	6/14/2025		6/15/2024	Change	6/14/2025	6/15/2024		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$0.92		$2.23	(59)%	$2.25	$3.71		(39)%
Mark-to-market net impact	(0.01)		—		(0.02)	(0.02)
Restructuring and impairment charges	0.12		0.04		0.26	0.09
Acquisition and divestiture-related charges	0.03		—		0.05	—
Impairment and other charges	1.05		—		1.05	—
Product recall-related impact	—		0.01		—	0.10
Pension and retiree medical-related impact	—		—		—	—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.12	(a)	$2.28	(7)%	$3.59	$3.89	(a)	(8)%
Impact of foreign exchange translation				2				3
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				(5)%				(4.5)%	(a)
(a)Does not sum due to rounding.
Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our segments. These commodity derivatives include metals, energy and agricultural products. Commodity derivatives that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in segment results when the segments recognize the cost of the underlying commodity in operating profit. Therefore, the segments realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through June 14, 2025, we have incurred pre-tax charges of $3.1 billion, including cash expenditures of $2.3 billion. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our Recast Segment Information, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges. Merger and integration charges include distribution agreement termination fees, employee-related costs, closing costs and other integration costs.
See Note 12 to our condensed consolidated financial statements for further information.
Impairment and Other Charges
We recognized charges related to the impairments of the Rockstar and Be & Cheery brands.
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
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges related to lump sum distributions exceeding the total of annual service and interest costs, partially offset by curtailment gains.
See Note 7 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the TCJ Act. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Note 8 to our condensed consolidated financial statements included in this Form 10-Q, “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our

Business Risks” and Note 8 to our consolidated financial statements included in our Recast Segment Information for further information.
As of June 14, 2025, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of June 14, 2025, Russia accounted for 17% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of June 14, 2025, our mandatory transition tax liability was $1.0 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our Recast Segment Information for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources     in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 24 weeks ended June 14, 2025, net cash provided by operating activities was $1.0 billion, compared to net cash provided by operating activities of $1.3 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable operating profit performance.
Investing Activities
During the 24 weeks ended June 14, 2025, net cash used for investing activities was $4.1 billion, primarily reflecting net cash paid in connection with our acquisitions of poppi of $1.9 billion and Siete of $1.2 billion, as well as net capital spending of $1.3 billion, partially offset by maturities of short-term investments with maturities greater than three months of $0.4 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 14, 2025, net cash provided by financing activities was $1.9 billion, primarily reflecting proceeds from the issuances of long-term debt of $3.5 billion and net proceeds from short-term borrowings of $5.2 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.2 billion, as well as payments of long-term debt borrowings of $2.5 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 10, 2022, we announced a share repurchase program providing for the repurchase of up to $10.0 billion of PepsiCo common stock which commenced on February 11, 2022 and will expire on February 28, 2026. In addition, on February 4, 2025, we announced a 5% increase in our annualized dividend to $5.69 per share from $5.42 per share, effective with the dividend paid in June 2025. We expect to return a total of approximately $8.6 billion to shareholders in 2025, comprising dividends of approximately $7.6 billion and share repurchases of approximately $1.0 billion.

Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	24 Weeks Ended
	6/14/2025	6/15/2024
Net cash provided by operating activities, GAAP measure	$996	$1,315
Capital spending	(1,507)	(1,701)
Sales of property, plant and equipment	169	127
Free cash flow, non-GAAP measure	$(342)	$(259)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q, “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Recast Segment Information, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 8 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our Recast Segment Information for further information.
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
Changes in line items in the balance sheet are discussed below:
Total Assets
Total assets were $105.3 billion as of June 14, 2025, compared to $99.5 billion as of December 28, 2024. Assets were impacted primarily by the following line items:

Change (a)
Accounts and notes receivable, less allowance (b)	$2.1
Inventories (c)	$1.2
Goodwill (d)	$1.4

Total Liabilities
As of June 14, 2025, total liabilities were $86.8 billion, compared to $81.3 billion as of December 28, 2024. Liabilities were impacted primarily by the following line items:

Change (a)
Short-term debt obligations (e)	$5.0
Long-term debt obligations (e)	$2.1
Other liabilities (f)	$(1.1)
(a)Increase/(Decrease) in billions.
(b)Primarily reflects improved operating performance.
(c)Primarily reflects seasonal buildup across most segments.
(d)See Notes 4 and 12 to our condensed consolidated financial statements for further information.
(e)See Note 8 to our condensed consolidated financial statements for further information.
(f)Primarily reflects a reclass of the transition tax liability to current.
Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 14, 2025, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and twenty-four weeks ended June 14, 2025 and June 15, 2024, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 14, 2025 and June 15, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 28, 2024, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended (not presented herein); and in our report dated February 3, 2025, except for the change in the composition of reportable segments and the related impacts discussed in Notes 1, 3, 4, 9, and 13, as to which the date is July 16, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2024 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
July 16, 2025

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our Recast Segment Information.
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
During the 12 weeks ended June 14, 2025, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended June 14, 2025, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended June 14, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2024 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 22, 2025.
As previously disclosed, on October 29, 2024, County Counsel for the County of Los Angeles, on behalf of the people of the State of California, filed a lawsuit against PepsiCo, Inc., Pepsi Bottling Ventures LLC, and two other unrelated parties asserting claims for public nuisance and deceptive acts or practices in the conduct of business allegedly resulting in plastic pollution in Los Angeles (the Los Angeles Matter). On May 21, 2025, Pepsi Bottling Ventures LLC was dismissed from the suit. Please refer to Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 22, 2025 for additional information.
On April 11, 2025, the Commissioner of the Department of Licensing and Consumer Affairs and Government of the United States Virgin Islands filed a lawsuit against PepsiCo, Inc., PepsiCo Caribbean, Inc., and two other unrelated parties asserting claims for public nuisance and deceptive acts or practices in the conduct of business allegedly resulting in plastic pollution in the Virgin Islands (the USVI Matter). The lawsuit was initially filed in the Superior Court of the United States Virgin Islands, Division of St. Croix. On May 19, 2025, the defendants removed the case to federal court in the United States District Court of the Virgin Islands, Division of St. Croix. On June 18, 2025, the Government of the United States Virgin Islands filed a motion to remand the case back to the Superior Court. That motion is pending. The lawsuit does not specify the amount of damages sought and we believe we have strong defenses to each of these claims.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the Baltimore Matter and the NYS Matter (each, as defined in our 2024 Form 10-K), the Los Angeles Matter, the USVI Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2024 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 14, 2025 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
3/22/2025				$6,305
3/23/2025 - 4/19/2025	0.8	$145.89	0.8	(116)
				6,189
4/20/2025 - 5/17/2025	0.5	$132.56	0.5	(69)
				6,120
5/18/2025 - 6/14/2025	0.9	$130.66	0.9	(117)
Total	2.2	$136.60	2.2	$6,003
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
ITEM 5. Other Information.
During the 12 weeks ended June 14, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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
Exhibit 99.1
364-Day Credit Agreement, dated as of May 23, 2025, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025.

Exhibit 99.2
Five-Year Credit Agreement, dated as of May 23, 2025, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 16, 2025	/s/ Christine E. Tammara
Christine E. Tammara
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 16, 2025	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)