Form 10-Q
period 2025-09-06
PEPSICO INC
filed 2025-10-09
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2025 (36 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28A	The Nasdaq Stock Market LLC
3.200% Senior Notes Due 2029	PEP29	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.400% Senior Notes Due 2032	PEP32	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2033	PEP33	The Nasdaq Stock Market LLC
3.550% Senior Notes Due 2034	PEP34	The Nasdaq Stock Market LLC
3.450% Senior Notes Due 2037	PEP37	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
1.050% Senior Notes Due 2050	PEP50	The Nasdaq Stock Market LLC
4.050% Senior Notes Due 2055	PEP55	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 2, 2025 was 1,367,340,122.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Net Revenue	$23,937	$23,319	$64,582	$64,070
Cost of sales	11,113	10,396	29,343	28,563
Gross profit	12,824	12,923	35,239	35,507
Selling, general and administrative expenses	9,122	9,027	25,305	24,846
Impairment of intangible assets (see Notes 1 and 4)	133	24	1,993	24
Operating Profit	3,569	3,872	7,941	10,637
Other pension and retiree medical benefits income	26	41	91	155
Net interest expense and other	(264)	(219)	(788)	(655)
Income before income taxes	3,331	3,694	7,244	10,137
Provision for income taxes	713	749	1,504	2,045
Net income	2,618	2,945	5,740	8,092
Less: Net income attributable to noncontrolling interests	15	15	40	37
Net Income Attributable to PepsiCo	$2,603	$2,930	$5,700	$8,055
Net Income Attributable to PepsiCo per Common Share
Basic	$1.90	$2.13	$4.16	5.86
Diluted	$1.90	$2.13	$4.15	5.84
Weighted-average common shares outstanding
Basic	1,369	1,373	1,370	1,374
Diluted	1,372	1,378	1,373	1,379

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Net income	$2,618	$2,945	$5,740	$8,092
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	39	(512)	1,436	(961)
Net change on cash flow hedges	23	(24)	27	21
Net pension and retiree medical adjustments	21	21	12	41
Net change on available-for-sale debt securities and other	410	(351)	540	(219)
Total other comprehensive income/(loss), net of taxes	493	(866)	2,015	(1,118)
Comprehensive income	3,111	2,079	7,755	6,974
Less: Comprehensive income attributable to noncontrolling interests	15	15	40	37
Comprehensive Income Attributable to PepsiCo	$3,096	$2,064	$7,715	$6,937

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/6/2025	9/7/2024
Operating Activities
Net income	$5,740	$8,092
Depreciation and amortization	2,315	2,118
Impairment and other charges	1,960	10
Product recall-related impact	—	184
Cash payments for product recall-related impact	(5)	(138)
Operating lease right-of-use asset amortization	489	438
Share-based compensation expense	207	260
Restructuring and impairment charges	567	415
Cash payments for restructuring charges	(554)	(284)
Acquisition and divestiture-related charges	308	7
Cash payments for acquisition and divestiture-related charges	(80)	(4)
Pension and retiree medical plan expenses	164	114
Pension and retiree medical plan contributions	(400)	(300)
Deferred income taxes and other tax charges and credits	30	124
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(772)	(579)
Change in assets and liabilities:
Accounts and notes receivable	(1,747)	(1,521)
Inventories	(449)	(492)
Prepaid expenses and other current assets	(223)	(200)
Accounts payable and other current liabilities	(1,647)	(2,312)
Income taxes payable	6	426
Other, net	(441)	(138)
Net Cash Provided by Operating Activities	5,468	6,220

Investing Activities
Capital spending	(2,499)	(2,850)
Sales of property, plant and equipment	272	177
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(3,176)	(31)
Divestitures, sales of investments in noncontrolled affiliates and other assets	5	145
Short-term investments, by original maturity:
More than three months - purchases	(190)	(425)
More than three months - maturities	425	—
Three months or less, net	43	4
Other investing, net	(117)	15
Net Cash Used for Investing Activities	(5,237)	(2,965)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/6/2025	9/7/2024
Financing Activities
Proceeds from issuances of long-term debt	$8,179	$4,014
Payments of long-term debt	(3,245)	(2,883)
Short-term borrowings, by original maturity:
More than three months - proceeds	5,528	3,808
More than three months - payments	(5,417)	(4,177)
Three months or less, net	445	101
Cash dividends paid	(5,692)	(5,369)
Share repurchases	(752)	(760)
Proceeds from exercises of stock options	76	138
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(112)	(132)
Other financing	(18)	(22)
Net Cash Used for Financing Activities	(1,008)	(5,282)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	395	(391)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(382)	(2,418)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,553	9,761
Cash and Cash Equivalents and Restricted Cash, End of Period	$8,171	$7,343

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$542	$869
Investment obtained for certain assets (see Notes 4 and 9)	$554	$—

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	9/6/2025	12/28/2024
ASSETS
Current Assets
Cash and cash equivalents	$8,126	$8,505
Short-term investments	535	761
Accounts and notes receivable, less allowance ($245 and $356, respectively)	12,634	10,333
Inventories:
Raw materials and packaging	2,805	2,440
Work-in-process	154	104
Finished goods	3,134	2,762
	6,093	5,306
Prepaid expenses and other current assets	1,334	921
Total Current Assets	28,722	25,826
Property, plant and equipment	59,309	56,005
Accumulated depreciation	(30,256)	(27,997)
Property, Plant and Equipment, net	29,053	28,008
Amortizable Intangible Assets, net	1,241	1,102
Goodwill	18,845	17,534
Other Indefinite-Lived Intangible Assets	13,611	13,699
Investments in Noncontrolled Affiliates	2,084	1,985
Deferred Income Taxes	4,341	4,362
Other Assets	8,661	6,951
Total Assets	$106,558	$99,467

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,736	$7,082
Accounts payable and other current liabilities	24,763	24,454
Total Current Liabilities	31,499	31,536
Long-Term Debt Obligations	44,113	37,224
Deferred Income Taxes	3,474	3,484
Other Liabilities	7,929	9,052
Total Liabilities	87,015	81,296
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,369 and 1,372 shares, respectively)	23	23
Capital in excess of par value	4,374	4,385
Retained earnings	72,197	72,266
Accumulated other comprehensive loss	(15,597)	(17,612)
Repurchased common stock, in excess of par value (498 and 495 shares, respectively)	(41,609)	(41,021)
Total PepsiCo Common Shareholders’ Equity	19,388	18,041
Noncontrolling interests	155	130
Total Equity	19,543	18,171
Total Liabilities and Equity	$106,558	$99,467

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/6/2025		9/7/2024		9/6/2025		9/7/2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,371	$23	1,374	$23	1,372	$23	1,374	$23
Change in repurchased common stock	(2)	—	(1)	—	(3)	—	(1)	—
Balance, end of period	1,369	23	1,373	23	1,369	23	1,373	23
Capital in Excess of Par Value
Balance, beginning of period		4,299		4,203		4,385		4,261
Share-based compensation expense		75		76		204		255
Stock option exercises, RSUs and PSUs converted		4		9		(96)		(95)
Withholding tax on RSUs and PSUs converted		(1)		(1)		(112)		(132)
Other		(3)		(6)		(7)		(8)
Balance, end of period		4,374		4,281		4,374		4,281
Retained Earnings
Balance, beginning of period		71,547		71,545		72,266		70,035
Net income attributable to PepsiCo		2,603		2,930		5,700		8,055
Cash dividends declared (a)		(1,953)		(1,868)		(5,769)		(5,483)
Balance, end of period		72,197		72,607		72,197		72,607
Accumulated Other Comprehensive Loss
Balance, beginning of period		(16,090)		(15,786)		(17,612)		(15,534)
Other comprehensive income/(loss) attributable to PepsiCo		493		(866)		2,015		(1,118)
Balance, end of period		(15,597)		(16,652)		(15,597)		(16,652)
Repurchased Common Stock
Balance, beginning of period	(496)	(41,361)	(493)	(40,539)	(495)	(41,021)	(493)	(40,282)
Share repurchases	(2)	(263)	(2)	(294)	(5)	(760)	(5)	(762)
Stock option exercises, RSUs and PSUs converted	—	15	1	23	2	172	4	233
Other	—	—	—	4	—	—	—	5
Balance, end of period	(498)	(41,609)	(494)	(40,806)	(498)	(41,609)	(494)	(40,806)
Total PepsiCo Common Shareholders’ Equity		19,388		19,453		19,388		19,453
Noncontrolling Interests
Balance, beginning of period		141		134		130		134
Net income attributable to noncontrolling interests		15		15		40		37
Distributions to noncontrolling interests		—		—		(15)		(17)
Other, net		(1)		3		—		(2)
Balance, end of period		155		152		155		152
Total Equity		$19,543		$19,605		$19,543		$19,605

(a)Cash dividends declared per common share were $1.4225 and $1.3550 for the 12 weeks ended September 6, 2025 and September 7, 2024, respectively, and $4.2000 and $3.9750 for the 36 weeks ended September 6, 2025 and September 7, 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 28, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (2024 Form 10-K) and in Exhibit 99.2 to our Current Report on Form 8-K dated July 17, 2025 (Recast Segment Information). This report should be read in conjunction with our 2024 Form 10-K and our Recast Segment Information, in which we retrospectively recast historical segment reporting to reflect our current organizational structure. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 6, 2025 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 6, 2025 and September 7, 2024, and the months of January through August are reflected in our results for the 36 weeks ended September 6, 2025 and September 7, 2024.
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
Net Revenue, Significant Expenses and Operating Profit by Segment

	12 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,526	$7,327	$1,291	$5,022	$2,656	$1,115	$23,937
Segment cost of sales (a)	2,557	3,407	405	2,864	1,134	666
Segment selling, general and administrative expenses (a)	2,399	2,945	375	1,350	999	293
Restructuring and impairment charges (b)	32	19	2	69	17	5
Acquisition and divestiture-related charges (c)	2	219	—	—	—	—
Impairment and other charges (d)	—	8	73	19	—	—
Indirect and income tax impact (e)	—	—	—	—	82	—
Segment operating profit	$1,536	$729	$436	$720	$424	$151	$3,996
Corporate unallocated expenses							(427)
Operating profit							3,569
Other pension and retiree medical benefits income							26
Net interest expense and other							(264)
Income before income taxes							$3,331

	12 Weeks Ended 9/7/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,536	$7,175	$1,290	$4,612	$2,615	$1,091	$23,319
Segment cost of sales (a)	2,489	3,188	386	2,578	1,092	635
Segment selling, general and administrative expenses (a)	2,420	2,940	431	1,276	1,032	325
Restructuring and impairment charges (b)	8	128	15	35	11	2
Acquisition and divestiture-related charges (c)	—	5	—	—	—	—
Impairment and other charges	—	—	—	10	—	—
Product recall-related impact	(1)	—	—	—	—	—
Segment operating profit	$1,620	$914	$458	$713	$480	$129	$4,314
Corporate unallocated expenses							(442)
Operating profit							3,872
Other pension and retiree medical benefits income							41
Net interest expense and other							(219)
Income before income taxes							$3,694

	36 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$19,215	$19,999	$3,418	$11,946	$6,865	$3,139	$64,582
Segment cost of sales (a)	7,376	9,056	1,017	6,909	2,906	1,905
Segment selling, general and administrative expenses (a)	7,206	8,379	1,073	3,339	2,540	824
Restructuring and impairment charges (b)	147	192	7	118	36	9
Acquisition and divestiture-related charges (c)	23	285	—	—	—	—
Impairment and other charges (d)	—	1,537	73	270	—	80
Indirect and income tax impact (e)	—	—	—	—	82	—
Segment operating profit	$4,463	$550	$1,248	$1,310	$1,301	$321	$9,193
Corporate unallocated expenses							(1,252)
Operating profit							7,941
Other pension and retiree medical benefits income							91
Net interest expense and other							(788)
Income before income taxes							$7,244

	36 Weeks Ended 9/7/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$19,240	$19,860	$3,355	$11,228	$7,254	$3,133	$64,070
Segment cost of sales (a)	7,091	8,993	1,003	6,455	3,002	1,842
Segment selling, general and administrative expenses (a)	7,119	8,306	1,116	3,179	2,784	878
Restructuring and impairment charges (b)	47	143	15	75	32	6
Acquisition and divestiture-related charges (c)	—	7	—	—	—	—
Impairment and other charges	—	—	—	10	—	—
Product recall-related impact (f)	181	—	—	—	—	—
Segment operating profit	$4,802	$2,411	$1,221	$1,509	$1,436	$407	$11,786
Corporate unallocated expenses (g)							(1,149)
Operating profit							10,637
Other pension and retiree medical benefits income							155
Net interest expense and other							(655)
Income before income taxes							$10,137
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges, indirect and income tax impact and product recall-related impact lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges.
(c)See Note 12 for further information related to acquisitions and divestiture-related charges.
(d)In the 12 weeks ended September 6, 2025, we recorded pre-tax charges of $100 million ($92 million after tax or $0.07 per share), primarily related to the impairment of the Rockstar brand in our IB Franchise and PBNA segments, with $83 million recorded in impairment of intangible assets and $17 million recorded in selling, general and administrative expenses. In the 36 weeks ended September 6, 2025, we recorded pre-tax charges of $1,960 million ($1,539 million after-tax or $1.12 per share), primarily related to the impairment of the Rockstar brand in our PBNA, EMEA and IB Franchise segments and the Be & Cheery brand in our Asia Pacific Foods segment, with $1,943 million recorded in impairment of intangible assets and $17 million recorded in selling, general and administrative expenses. See Note 4 for further information.
(e)In the 12 and 36 weeks ended September 6, 2025, we recorded a pre-tax charge of $82 million in selling, general and administrative expenses and income tax expense of $47 million in provision for income taxes (collectively, $0.09 per share) related to an indirect and income tax audit settlement in our LatAm Foods segment.
(f)In the 36 weeks ended September 7, 2024, we recorded a pre-tax charge of $184 million ($141 million after-tax or $0.10 per share) associated with a previously announced voluntary recall of certain bars and cereals in our PFNA segment (Quaker Recall) with $174 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs, $7 million recorded in selling, general and administrative expenses and $3 million recorded in other pension and retiree medical benefits income, which is not included in operating profit.
(g)In the 36 weeks ended September 7, 2024, we recorded a pre-tax gain of $76 million ($57 million after-tax or $0.04 per share) in selling, general and administrative expenses as a result of the sale of a corporate asset.
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	9/6/2025		9/7/2024
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	53%	47%	52%	48%
International (b)	33%	67%	32%	68%
PepsiCo	45%	55%	44%	56%

	36 Weeks Ended
	9/6/2025		9/7/2024
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	51%	49%	51%	49%
International (b)	32%	68%	30%	70%
PepsiCo	43%	57%	43%	57%
(a)Beverage revenue from company-owned bottlers, which includes our consolidated bottling operations in our PBNA and EMEA segments, was 38% and 37% of our consolidated net revenue in the 12 and 36 weeks ended September 6, 2025, respectively, and 37% and 36% of our consolidated net revenue in the 12 and 36 weeks ended September 7, 2024, respectively. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 41% and 59% of EMEA net revenue, respectively, in the 12 weeks ended September 6, 2025, 38% and 62% of EMEA net revenue, respectively, in the 36 weeks ended September 6, 2025, 39% and 61% of EMEA net revenue, respectively, in the 12 weeks ended September 7, 2024 and 36% and 64% of EMEA net revenue, respectively, in the 36 weeks ended September 7, 2024.
Other Segment Information
Capital spending, amortization of intangible assets, and depreciation and other amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Amortization of Intangible Assets		Depreciation and Other Amortization
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	9/6/2025	9/7/2024
PFNA	$220	$253	$4	$2	$233	$190
PBNA	278	313	7	5	229	234
IB Franchise	31	33	4	4	25	24
EMEA	167	189	4	4	138	117
LatAm Foods	178	207	—	—	105	96
Asia Pacific Foods	60	96	2	2	36	32
Total segment	934	1,091	21	17	766	693
Corporate	58	58	—	—	37	29
Total	$992	$1,149	$21	$17	$803	$722

	36 Weeks Ended
	Capital Spending(a)		Amortization of Intangible Assets		Depreciation and Other Amortization
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	9/6/2025	9/7/2024
PFNA	$645	$788	$12	$8	$665	$564
PBNA	809	791	17	15	713	713
IB Franchise	77	77	11	11	64	61
EMEA	354	436	10	11	348	303
LatAm Foods	339	413	1	1	266	262
Asia Pacific Foods	152	167	5	5	94	81
Total segment	2,376	2,672	56	51	2,150	1,984
Corporate	123	178	—	—	109	83
Total	$2,499	$2,850	$56	$51	$2,259	$2,067
(a) Asset and other balance sheet information for segments is not provided to our chief operating decision maker.

Note 2 - Recently Issued Accounting Pronouncements
Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.
In July 2025, the FASB issued guidance to provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. We are evaluating the impact of electing this practical expedient on our consolidated financial statements.
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

Note 3 - Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan (2019 Productivity Plan)
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. These pre-tax charges are expected to consist of approximately 50% of severance and other employee-related costs, 10% for asset impairments (all non-cash) resulting from plant closures and related actions, and 40% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	20%	25%	2%	25%	10%	3%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Cost of sales	$16	$10	$119	$16
Selling, general and administrative expenses	126	214	435	363
Impairment of intangible assets	—	14	—	14
Other pension and retiree medical benefits (income)/expense (a)	(1)	7	13	22
Total restructuring and impairment charges	$141	$245	$567	$415
After-tax amount	$116	$195	$467	$325
Impact on net income attributable to PepsiCo per common share	$(0.08)	$(0.14)	$(0.34)	$(0.24)

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	through 9/6/2025
PFNA	$32	$8	$147	$47	$579
PBNA	19	128	192	143	697
IB Franchise	2	15	7	15	58
EMEA	69	35	118	75	879
LatAm Foods	17	11	36	32	283
Asia Pacific Foods	5	2	9	6	96
Corporate (a)	(2)	39	45	75	463
	142	238	554	393	3,055
Other pension and retiree medical benefits (income)/expense (a)	(1)	7	13	22	139
Total	$141	$245	$567	$415	$3,194
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	through 9/6/2025
Severance and other employee costs	$46	$151	$168	$233	$1,602
Asset impairments	22	30	109	34	415
Other costs	73	64	290	148	1,177
Total	$141	$245	$567	$415	$3,194
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 6, 2025 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2024	$338	$—	$26	$364
2025 restructuring charges	168	109	290	567
Cash payments (a)	(245)	—	(309)	(554)
Non-cash charges and translation	(1)	(109)	(1)	(111)
Liability as of September 6, 2025	$260	$—	$6	$266
(a)Excludes cash expenditures of $8 million reported in the cash flow statement in pension and retiree medical contributions.
The majority of the restructuring accrual at September 6, 2025 is expected to be paid within a year.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on additional impairment charges, see Notes 1 and 4 for impairment and other charges taken primarily related to the impairments of the Rockstar and Be & Cheery brands.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/6/2025			12/28/2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$833	$(239)	$594	$821	$(223)	$598
Customer relationships (a)	766	(330)	436	565	(279)	286
Brands	1,080	(1,013)	67	1,051	(977)	74
Other identifiable intangibles	433	(289)	144	420	(276)	144
Total	$3,112	$(1,871)	$1,241	$2,857	$(1,755)	$1,102
(a)Increase is primarily related to acquisitions of VNGR Beverage, LLC (poppi) and Garza Food Ventures LLC (Siete). See Note 12 for further information on acquisitions.

The components of indefinite-lived intangible assets are as follows:

	9/6/2025	12/28/2024
Goodwill	$18,845	$17,534
Other indefinite-lived intangible assets
Reacquired franchise rights	7,532	7,437
Acquired franchise rights	1,886	1,858
Brands (a)	4,193	4,404
Total indefinite-lived intangible assets	$32,456	$31,233
(a)Decrease is primarily related to impairments to the Rockstar and Be & Cheery brands as well as the sale of the Rockstar brand in connection with the transaction described below, partially offset by acquisitions of poppi and Siete. See Note 12 for further information on acquisitions.
During the 36 weeks ended September 6, 2025, recent business performance in conjunction with lower expectations of future business performance compared to projections, as well as the transaction discussed below, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in certain markets and required us to perform quantitative assessments on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 (significant unobservable inputs) measurement. We determined that the carrying value exceeded the fair value, which reflected our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions), as well as an increase in the weighted-average cost of capital. As a result of the quantitative assessments, in the 36 weeks ended September 6, 2025, we recorded pre-tax impairment charges of $1.9 billion ($1.5 billion after-tax or $1.07 per share) in impairment of intangible assets primarily comprised of the Rockstar brand in our PBNA, EMEA, and IB Franchise segments, with $0.1 billion ($0.1 billion after-tax or $0.06 per share) recorded during the 12 weeks ended September 6, 2025 related to the Rockstar brand in our IB Franchise and PBNA segments. For further information on our policies for indefinite-lived intangible assets, see Note 2 to our consolidated financial statements in our Recast Segment Information.
On August 28, 2025, we consummated a transaction with Celsius Holdings, Inc. (Celsius), pursuant to which we acquired convertible preferred shares and transferred cash and certain non-cash assets, primarily the Rockstar brand of $0.5 billion in the United States and Canada (Celsius Transaction). For further information on the convertible preferred shares, see Note 9. On the same date, we entered into an agreement with Celsius to be the exclusive distributor for the Alani Nu brand in certain channels in the United States and Canada for approximately $0.2 billion, to start in the fourth quarter of 2025.
The change in the book value of goodwill is as follows:

	PFNA	PBNA	IB Franchise	EMEA(b)	LatAm Foods	Asia Pacific Foods	Total
Balance as of December 28, 2024	$791	$11,925	$1,918	$2,194	$354	$352	$17,534
Acquisitions (a)	625	179	—	—	—	—	804
Translation and other	5	18	3	442	25	14	507
Balance as of September 6, 2025	$1,421	$12,122	$1,921	$2,636	$379	$366	$18,845
(a)Related to the acquisitions of Siete in our PFNA segment and poppi in our PBNA segment. See Note 12 for further information on acquisitions.
(b)Translation and other primarily reflects the appreciation of the Russian ruble and the euro.

Note 5 - Income Taxes
Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation incorporating the Organization for Economic Co-operation and Development (OECD) model rules for a global minimum tax rate of 15%. Widespread implementation is expected by the end of 2025, with certain countries that have not yet enacted potentially applying the legislation as of a retroactive date. Legislation enacted as of September 6, 2025 did not have a material impact on our financial statements for the 12 and 36 weeks ended September 6, 2025 and is not expected to have a material impact on our 2025 financial statements.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.
Note 6 - Share-Based Compensation
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Share-based compensation expense – equity awards	$76	$77	$207	$260
Share-based compensation expense – liability awards	2	4	(1)	14
Restructuring charges	(1)	(1)	(3)	(5)
Total	$77	$80	$203	$269
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/6/2025		9/7/2024
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.7	$150.75	2.0	$164.28
RSUs and PSUs	2.1	$153.50	2.3	$164.25
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million and $19 million during the 36 weeks ended September 6, 2025 and September 7, 2024, respectively.
For the 12 weeks ended September 6, 2025 and September 7, 2024, our grants of stock options, RSUs, PSUs and long-term cash awards were nominal.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/6/2025	9/7/2024
Expected life	7 years	7 years
Risk-free interest rate	4.1%	4.2%
Expected volatility	16%	16%
Expected dividend yield	3.5%	2.9%
Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Service cost	$71	$80	$11	$11	$8	$7
Other pension and retiree medical benefits income:
Interest cost	$136	$135	$35	$36	$6	$7
Expected return on plan assets	(186)	(201)	(46)	(50)	(3)	(3)
Amortization of prior service cost/(credits)	1	(6)	(1)	—	(1)	(1)
Amortization of net losses/(gains)	19	17	7	6	(5)	(6)
Settlement/curtailment losses	5	8	8	7	—	—
Special termination benefits	(1)	8	—	—	—	2
Total other pension and retiree medical benefits income	$(26)	$(39)	$3	$(1)	$(3)	$(1)
Total	$45	$41	$14	$10	$5	$6

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Service cost	$216	$240	$30	$32	$22	$22
Other pension and retiree medical benefits income:
Interest cost	$406	$405	$97	$99	$20	$22
Expected return on plan assets	(558)	(604)	(129)	(139)	(8)	(9)
Amortization of prior service cost/(credits)	2	(17)	(1)	(1)	(3)	(3)
Amortization of net losses/(gains)	58	53	17	15	(17)	(18)
Net settlement/curtailment losses	5	8	7	9	—	—
Special termination benefits	13	23	—	—	—	2
Total other pension and retiree medical benefits income	$(74)	$(132)	$(9)	$(17)	$(8)	$(6)
Total	$142	$108	$21	$15	$14	$16
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.

In the 36 weeks ended September 6, 2025 and September 7, 2024, we made discretionary contributions of $250 million and $150 million, respectively, to our U.S. qualified defined benefit plans, and $29 million and $27 million, respectively, to our international defined benefit plans.
Note 8 - Debt Obligations
In the 36 weeks ended September 6, 2025, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a)
4.400%	February 2027	$500
4.450%	February 2028	$750
4.600%	February 2030	$1,000
5.000%	February 2035	$1,250
4.100%	January 2029	$750
4.300%	July 2030	$650
4.650%	July 2032	$850
5.000%	July 2035	$1,250
3.450%	July 2037	€500	(b)
4.050%	July 2055	€500	(b)
(a)Excludes debt issuance costs, discounts and premiums.
(b)These notes, issued in euros, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 6, 2025, $3.2 billion of U.S. dollar-denominated senior notes matured and were paid.
As of September 6, 2025, we had $3.0 billion of commercial paper outstanding, excluding discounts.
In the 36 weeks ended September 6, 2025, we entered into a new five-year unsecured revolving credit agreement (2025 Five-Year Credit Agreement), which expires on May 23, 2030. The 2025 Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2025 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The 2025 Five-Year Credit Agreement replaced our $5.0 billion five-year credit agreement, dated as of May 24, 2024.
Also in the 36 weeks ended September 6, 2025, we entered into a new 364-day unsecured revolving credit agreement (2025 364-Day Credit Agreement), which expires on May 22, 2026. The 2025 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 2025 364-Day Credit Agreement replaced our $5.0 billion 364-day credit agreement, dated as of May 24, 2024.

Funds borrowed under the 2025 Five-Year Credit Agreement and the 2025 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 6, 2025, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement.
Note 9 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 6, 2025 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our Recast Segment Information.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 6, 2025 was $88 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 6, 2025.
The notional amounts of our financial instruments used to hedge the above risks are as follows:

	Notional Amounts(a)
	9/6/2025	12/28/2024
Commodity contracts	$1.3	$1.4
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts	$3.2	$3.1
Cross-currency contracts	$1.7	$1.2
Non-derivative debt instruments	$4.3	$2.9
(a)In billions.
As of September 6, 2025 and December 28, 2024, approximately 13% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts.
Debt Securities
Available-for-Sale
On August 28, 2025, as part of the Celsius Transaction described in Note 4, we acquired Series B convertible preferred shares, issued by Celsius, valued at $585 million upon acquisition, excluding acquisition-related charges. These Series B convertible preferred shares include certain conversion and redemption features and convert into Celsius common shares after six years from issuance if certain market-based conditions are met, or can be redeemed for cash after seven years from issuance. Shares underlying the transaction were priced at $51.75 per share, and the preferred shares are entitled to a 5% annual dividend, payable either in cash or in-kind. Given our redemption right, we classified our investment in the convertible preferred stock as a Level 3 investment in available-for-sale debt securities, consistent with the Series A convertible preferred shares issued by Celsius that we currently hold. In addition, as part of this transaction, the conversion and redemption periods of the Series A convertible preferred shares were extended to match the terms of the newly issued Series B convertible preferred shares, which was accounted for as a modification.
The activity related to our Level 3 investments in certain available-for-sale debt securities is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Celsius:
Balance, beginning of period	$958	$1,337	$785	$1,156
Acquired	590	—	590	—
Net unrealized gain/(loss)	535	(453)	722	(265)
Cash dividends received	(6)	(7)	(20)	(14)
Balance, end of period	$2,077	$877	$2,077	$877
Other:
Balance, beginning of period	$261	$—	$256	$—
Net unrealized gain/(loss)	6	—	11	—
Balance, end of period	$267	$—	$267	$—
Total Level 3 available-for-sale balance, end of period	$2,344	$877	$2,344	$877
There were no impairment charges related to our investments in available-for-sale debt securities in both the 36 weeks ended September 6, 2025 and September 7, 2024. There were unrealized gains of $1,067 million and $347 million as of September 6, 2025 and September 7, 2024, respectively, associated with our available-for-sale debt securities.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities are categorized as follows:

		9/6/2025		12/28/2024
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$2,344	$—	$1,041	$—
Index funds (c)	1	$325	$—	$336	$—
Prepaid forward contracts (d)	2	$9	$—	$15	$—
Deferred compensation (e)	2	$—	$485	$—	$503
Contingent consideration (f)	3	$—	$180	$—	$—
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (g)	2	$31	$1	$—	$46
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (h)	2	$8	$32	$55	$3
Cross-currency contracts (h)	2	—	105	—	165
Commodity contracts (i)	2	86	8	27	6
		$94	$145	$82	$174
Derivatives designated as net investment hedging instruments:
Cross-currency contracts (h)	2	$—	$16	$1	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts (h)	2	$6	$12	$28	$12
Commodity contracts (i)	2	1	11	3	10
		$7	$23	$31	$22
Total derivatives at fair value (j)		$132	$185	$114	$246
Total		$2,810	$850	$1,506	$749
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
(b)Classified as other assets. Includes $2,077 million and $785 million related to our investment in Celsius as of September 6, 2025 and December 28, 2024, respectively; also, includes $267 million and $256 million related to our other investment in available-for-sale debt securities as of September 6, 2025 and December 28, 2024, respectively. The fair value of our Level 3 investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 10.1% and 7.3% as of September 6, 2025 and December 28, 2024, respectively. The fair value of the other Level 3 investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
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
(g)Based on Secured Overnight Financing Rate forward rates. As of September 6, 2025, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.

(h)Based on recently reported market transactions of spot and forward rates.
(i)Primarily based on recently reported market transactions of swap arrangements.
(j)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of September 6, 2025 and December 28, 2024 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of September 6, 2025 and December 28, 2024 was $48 billion and $40 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Interest rate swap contracts (a)	$(33)	$—	$(76)	$—
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Foreign exchange contracts	$8	$(33)	$13	$(3)
Cross-currency contracts	(5)	(15)	(8)	(21)
Commodity contracts	(38)	75	(10)	34
Total	$(35)	$27	$(5)	$10

	36 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Foreign exchange contracts	$78	$(48)	$(11)	$15
Cross-currency contracts	(60)	19	(63)	14
Commodity contracts	(138)	103	(15)	85
Total	$(120)	$74	$(89)	$114
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
As of September 6, 2025, we expect to reclassify net gains of $74 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Non-derivative debt instruments	$27	$114	$—	$—
Cross-currency contracts	4	13	(3)	(2)
Foreign exchange contracts	(13)	—	—	—
Total	$18	$127	$(3)	$(2)

	36 Weeks Ended
	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Non-derivative debt instruments	$311	$45	$—	$—
Cross-currency contracts	13	13	(7)	(2)
Foreign exchange contracts	(13)	—	—	—
Total	$311	$58	$(7)	$(2)

(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	9/6/2025			9/7/2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$(3)	$(3)	$1	$(8)	$(7)
Commodity contracts	16	4	20	24	36	60
Total	$16	$1	$17	$25	$28	$53

	36 Weeks Ended
	9/6/2025			9/7/2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$51	$52	$1	$34	$35
Commodity contracts	12	(6)	6	9	16	25
Total	$13	$45	$58	$10	$50	$60

Note 10 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/6/2025		9/7/2024
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.90		$2.13
Net income available for PepsiCo common shareholders	$2,603	1,369	$2,930	1,373
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	5
Diluted	$2,603	1,372	$2,930	1,378
Diluted net income attributable to PepsiCo per common share	$1.90		$2.13

	36 Weeks Ended
	9/6/2025		9/7/2024
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$4.16		$5.86
Net income available for PepsiCo common shareholders	$5,700	1,370	$8,055	1,374
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	5
Diluted	$5,700	1,373	$8,055	1,379
Diluted net income attributable to PepsiCo per common share	$4.15		$5.84
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 7 million and 8 million for the 12 and 36 weeks ended September 6, 2025, respectively, and 4 million for the 12 and 36 weeks ended September 7, 2024.

Note 11 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 28, 2024 (b)	$(15,217)	$82	$(2,714)	$237	$(17,612)
Other comprehensive income/(loss) before reclassifications (c)	410	58	(4)	87	551
Amounts reclassified from accumulated other comprehensive loss	—	(31)	17	—	(14)
Net other comprehensive income	410	27	13	87	537
Tax amounts	26	(5)	(3)	(21)	(3)
Balance as of March 22, 2025 (b)	(14,781)	104	(2,704)	303	(17,078)
Other comprehensive income/(loss) before reclassifications (d)	915	27	(42)	84	984
Amounts reclassified from accumulated other comprehensive loss	—	(53)	18	—	(35)
Net other comprehensive income/(loss)	915	(26)	(24)	84	949
Tax amounts	46	8	5	(20)	39
Balance as of June 14, 2025 (b)	(13,820)	86	(2,723)	367	(16,090)
Other comprehensive income/(loss) before reclassifications	33	35	(6)	536	598
Amounts reclassified from accumulated other comprehensive loss	—	(5)	33	—	28
Net other comprehensive income	33	30	27	536	626
Tax amounts	6	(7)	(6)	(126)	(133)
Balance as of September 6, 2025 (b)	$(13,781)	$109	$(2,702)	$777	$(15,597)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 28, 2024, $1,279 million as of March 22, 2025, $1,284 million as of June 14, 2025 and $1,278 million as of September 6, 2025.
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
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 30, 2023 and $1,280 million as of March 23, 2024, $1,278 million as of June 15, 2024 and $1,274 million as of September 7, 2024.
(c)Currency translation adjustment primarily reflects depreciation of the South African rand, Canadian dollar and Russian ruble.
(d)Currency translation adjustment primarily reflects depreciation of the Egyptian pound.
(e)Currency translation adjustment primarily reflects depreciation of the Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$(1)	$(2)	$(1)	Net revenue
Foreign exchange contracts	13	(2)	(9)	16	Cost of sales
Cross-currency contracts	(8)	(21)	(63)	14	Selling, general and administrative expenses
Interest rate swap contracts	—	(3)	—	(3)	Selling, general and administrative expenses
Commodity contracts	(11)	34	(17)	85	Cost of sales
Commodity contracts	1	—	2	—	Selling, general and administrative expenses
Net (gains)/losses before tax	(5)	7	(89)	111
Tax amounts	—	(1)	22	(28)
Net (gains)/losses after tax	$(5)	$6	$(67)	$83

Pension and retiree medical items:
Amortization of net prior service credits	$(1)	$(7)	$(2)	$(21)	Other pension and retiree medical benefits income
Amortization of net losses	21	17	58	50	Other pension and retiree medical benefits income
Net settlement/curtailment losses	13	15	12	17	Other pension and retiree medical benefits income
Net losses before tax	33	25	68	46
Tax amounts	(7)	(5)	(15)	(9)
Net losses after tax	$26	$20	$53	$37

Total net losses/(gains) reclassified, net of tax	$21	$26	$(14)	$120
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
We accounted for the transaction as a business combination in the second quarter of 2025. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our PBNA segment. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $2.0 billion. These preliminary estimates include management’s assumptions and are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the second quarter of 2026.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges, as well as fair value adjustments to the acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangibles, employee-related costs, closing costs and other integration costs.
A summary of charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
Cost of sales	$46	$—	$46	$—
Selling, general and administrative expenses	125	5	212	7
Impairment of intangible assets	50	—	50	—
Total	$221	$5	$308	$7
After-tax amount	$169	$4	$236	$5
Impact on net income attributable to PepsiCo per common share	$(0.12)	$—	$(0.17)	$—

	12 Weeks Ended		36 Weeks Ended
	9/6/2025	9/7/2024	9/6/2025	9/7/2024
PFNA	$2	$—	$23	$—
PBNA	219	5	285	7
Total	$221	$5	$308	$7
Note 13 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of both September 6, 2025 and December 28, 2024, $1.5 billion of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our Recast Segment Information.

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
Risks Associated with International Operations
In the 12 weeks ended September 6, 2025, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 6, 2025, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 6, 2025, our operations outside of the United States generated 43% of our consolidated net revenue, with Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa comprising approximately 24% of our consolidated net revenue. As a result, we are exposed to foreign exchange risk in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 6, 2025, favorable foreign exchange contributed to net revenue performance by 0.5 percentage points primarily driven by an appreciation of the Russian ruble, euro, British pound and Polish zloty, partially offset by declines in the Turkish lira, Mexican peso and Argentine peso. In the 36 weeks ended September 6, 2025, unfavorable foreign exchange reduced net revenue performance by 1 percentage point primarily driven by declines in the Mexican peso, Turkish lira, Egyptian pound and Brazilian real, partially offset by an appreciation of the Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 5.5% and 5% of our consolidated net revenue for the 12 and 36 weeks ended September 6, 2025, respectively. Russia accounted for 4.5% of our consolidated assets, including 15% of our consolidated cash and cash equivalents and 39% of our accumulated currency translation adjustment loss as of September 6, 2025.
See Note 9 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 6, 2025 and December 28, 2024 and Note 9 to our consolidated financial statements in our Recast Segment Information for a discussion of these items.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended September 6, 2025 and September 7, 2024 include volume outside of North America for the months of June, July and August. The 36 weeks ended September 6, 2025 and September 7, 2024 include volume outside of North America for the months of January through August.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/6/2025	9/7/2024	Change	9/6/2025	9/7/2024	Change
Net revenue	$23,937	$23,319	3%	$64,582	$64,070	1%
Operating profit	$3,569	$3,872	(8)%	$7,941	$10,637	(25)%
Operating margin	14.9%	16.6%	(1.7)	12.3%	16.6%	(4.3)
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit decreased 8% and operating margin declined 1.7 percentage points. Operating profit performance was primarily driven by certain operating cost increases, a decline in organic volume, an 8-percentage-point impact of higher commodity costs, partly driven by a 3-percentage-point impact of tariffs, and higher acquisition and divestiture-related charges. These impacts were partially offset by productivity savings, effective net pricing and lower advertising and marketing expenses. The operating margin decline primarily reflects the acquisition and divestiture-related charges related to our poppi acquisition.
36 Weeks
Operating profit decreased 25% and operating margin declined 4.3 percentage points. Operating profit performance was primarily driven by certain operating cost increases, impairment charges related to the Rockstar brand, a decline in organic volume and a 5.5-percentage-point impact of higher commodity costs. These impacts were partially offset by productivity savings, effective net pricing and lower advertising and marketing expenses. The operating margin decline primarily reflects the unfavorable impact of the impairment charges related to the Rockstar brand.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/6/2025	9/7/2024	Change	9/6/2025	9/7/2024	Change
Other pension and retiree medical benefits income	$26	$41	$(15)	$91	$155	$(64)
Net interest expense and other	$264	$219	$45	$788	$655	$133
Tax rate	21.4%	20.3%		20.8%	20.2%
Net income attributable to PepsiCo	$2,603	$2,930	(11)%	$5,700	$8,055	(29)%
Net income attributable to PepsiCo per common share – diluted	$1.90	$2.13	(11)%	$4.15	$5.84	(29)%
12 Weeks
Other pension and retiree medical benefits income decreased $15 million, primarily reflecting recognition of fixed income losses on plan assets and the impact of certain plan changes approved in 2020, as discussed in Note 7 to our consolidated financial statements in our Recast Segment Information, partially offset by higher prior-year recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan.
Net interest expense and other increased $45 million, due to higher average debt balances, higher interest rates on average debt balances and lower interest rates on average cash balances, partially offset by higher average cash balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.

The reported tax rate increased 1.1 percentage points, primarily reflecting the unfavorable impact of a tax audit settlement in our LatAm Foods segment, partially offset by the reversal of deferred tax liability on undistributed earnings as a result of a tax election.
36 Weeks
Other pension and retiree medical benefits income decreased $64 million, primarily reflecting recognition of fixed income losses on plan assets and the impact of certain plan changes approved in 2020, as discussed in Note 7 to our consolidated financial statements in our Recast Segment Information, partially offset by higher prior-year recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan.
Net interest expense and other increased $133 million, primarily due to higher average debt balances, higher interest rates on average debt balances and lower interest rates on average cash balances, partially offset by higher average cash balances.
The reported tax rate increased 0.6 percentage points, primarily reflecting the impact of a prior-year release of a valuation allowance in a foreign jurisdiction.
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
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 6, 2025 and September 7, 2024, and the months January through August are reflected in our results for the 36 weeks ended September 6, 2025 and September 7, 2024.
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

	12 Weeks Ended 9/6/2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	(2.5)	(3)%	(4)	2
PBNA	2%	—	—	2%	(4)	6
IB Franchise	—%	(1)	—	(1)%	(5)	4
EMEA	9%	(4)	—	5.5%	—	6
LatAm Foods	2%	2	—	4%	—	4
Asia Pacific Foods	2%	—	(1)	1%	4	(3)
Total	3%	(0.5)	(1)	1%	(3)	4

	36 Weeks Ended 9/6/2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	(2)	(2)%	(3)	1
PBNA	1%	—	—	1%	(3)	4
IB Franchise	2%	1	—	3%	—	3
EMEA	6%	—	—	6%	(3.5)	10
LatAm Foods	(5)%	10	—	4%	1	3
Asia Pacific Foods	—%	1	(1)	—%	5	(4.5)
Total	1%	1	(0.5)	1.5%	(2)	4
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

	12 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,536	$729	$436	$720	$424	$151	$(427)	$3,569
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	23	23
Restructuring and impairment charges	32	19	2	69	17	5	(2)	142
Acquisition and divestiture-related charges	2	219	—	—	—	—	—	221
Impairment and other charges	—	8	73	19	—	—	—	100
Indirect and income tax impact	—	—	—	—	82	—	—	82
Core, non-GAAP measure	1,570	975	511	808	523	156	(406)	4,137
Impact of foreign exchange translation	—	—	(3)	(30)	11	(1)	—	(23)
Core Constant Currency, non-GAAP measure	$1,570	$975	$508	$778	$534	$155	$(406)	$4,114

Reported Operating Profit % Change, GAAP measure	(5)%	(20)%	(5)%	1%	(12)%	16%	(3.5)%	(8)%
Core Operating Profit % Change, non-GAAP measure	(3.5)%	(7)%	8%	7%	6%	19%	16%	(1)%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(3.5)%	(7)%	7%	3%	9%	18%	16%	(1.5)%

	12 Weeks Ended 9/7/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,620	$914	$458	$713	$480	$129	$(442)	$3,872
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	52	52
Restructuring and impairment charges	8	128	15	35	11	2	39	238
Acquisition and divestiture-related charges	—	5	—	—	—	—	—	5
Impairment and other charges/credits	—	—	—	10	—	—	—	10
Product recall-related impact	(1)	—	—	—	—	—	—	(1)
Core, non-GAAP measure	$1,627	$1,047	$473	$758	$491	$131	$(351)	$4,176

	36 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$4,463	$550	$1,248	$1,310	$1,301	$321	$(1,252)	$7,941
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(8)	(8)
Restructuring and impairment charges	147	192	7	118	36	9	45	554
Acquisition and divestiture-related charges	23	285	—	—	—	—	—	308
Impairment and other charges	—	1,537	73	270	—	80	—	1,960
Indirect and income tax impact	—	—	—	—	82	—	—	82
Core, non-GAAP measure	4,633	2,564	1,328	1,698	1,419	410	(1,215)	10,837
Impact of foreign exchange translation	6	4	20	(16)	170	2	—	186
Core Constant Currency, non-GAAP measure	$4,639	$2,568	$1,348	$1,682	$1,589	$412	$(1,215)	$11,023

Reported Operating Profit % Change, GAAP measure	(7)%	(77)%	2%	(13)%	(9)%	(21)%	9%	(25)%
Core Operating Profit % Change, non-GAAP measure	(8)%	—%	7%	7%	(3)%	(1)%	14%	(4)%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(8)%	—%	9%	5.5%	8%	—%	14%	(2)%

	36 Weeks Ended 9/7/2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$4,802	$2,411	$1,221	$1,509	$1,436	$407	$(1,149)	$10,637
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	8	8
Restructuring and impairment charges	47	143	15	75	32	6	75	393
Acquisition and divestiture-related charges	—	7	—	—	—	—	—	7
Impairment and other charges	—	—	—	10	—	—	—	10
Product recall-related impact	181	—	—	—	—	—	—	181
Core, non-GAAP measure	$5,030	$2,561	$1,236	$1,594	$1,468	$413	$(1,066)	$11,236
(a)See “Items Affecting Comparability” for further information.
PFNA
12 Weeks
Net revenue decreased slightly, primarily driven by a decrease in organic volume, partially offset by the favorable impact of acquisitions and effective net pricing.
Unit volume declined 4%, driven by a 4% decrease in savory snacks volume and a 2% decrease in other foods volume.
Operating profit decreased 5%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by productivity savings and a 4-percentage-point impact of gains on asset sales.
36 Weeks
Net revenue decreased slightly, primarily reflecting a decrease in organic volume, partially offset by the favorable impact of acquisitions.
Unit volume declined 2%, driven by a 3% decrease in savory snacks volume, partially offset by a 3.5% increase in other foods volume.

Operating profit decreased 7%, primarily reflecting certain operating cost increases, including strategic initiatives, and the decrease in organic volume. These impacts were partially offset by productivity savings and a 3-percentage-point impact of gains on asset sales.
PBNA
12 Weeks
Net revenue increased 2%, primarily driven by effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, driven by a 6% decline in non-carbonated beverage (NCB) volume, while carbonated soft drink (CSD) volume was even with the prior year.
Operating profit decreased 20%, primarily due to acquisition and divestiture-related charges related to our poppi acquisition, certain operating cost increases, a 13-percentage-point impact of higher commodity costs, largely driven by a 12-percentage-point impact of tariffs, and the decline in organic volume. These impacts were partially offset by productivity savings, lower restructuring charges, lower advertising and marketing expenses and the effective net pricing.
36 Weeks
Net revenue increased 1%, primarily driven by effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, driven by a 6% decline in NCB volume, while CSD volume was even with the prior year.
Operating profit decreased 77%, primarily reflecting impairment charges related to the Rockstar brand. Operating profit also decreased due to certain operating cost increases, the decline in organic volume, acquisition and divestiture-related charges related to our poppi acquisition and a 5-percentage-point impact of higher commodity costs, driven by a 5-percentage-point impact of tariffs. These impacts were partially offset by productivity savings, the effective net pricing and lower advertising and marketing expenses.
IB Franchise
12 Weeks
Net revenue increased slightly, primarily reflecting effective net pricing and a 1-percentage-point impact of favorable foreign exchange translation, partially offset by an organic volume decline.
Unit volume declined 1%, primarily reflecting declines in Mexico and India, partially offset by growth in the Middle East.
Operating profit decreased 5%, primarily reflecting an impairment charge related to the Rockstar brand and a 4-percentage-point impact of higher commodity costs, partially offset by lower advertising and marketing costs and productivity savings.
36 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by a 1-percentage-point impact of unfavorable foreign exchange translation.
Unit volume grew 1%, primarily reflecting growth in the Middle East, China and Pakistan, partially offset by a decline in Mexico.
Operating profit increased 2%, primarily reflecting the net revenue growth and lower advertising and marketing costs, partially offset by an impairment charge related to the Rockstar brand.

EMEA
12 Weeks
Net revenue increased 9%, primarily reflecting effective net pricing, part of which is from subsidiaries operating in highly inflationary economies, and a 4-percentage-point impact of favorable foreign exchange translation.
Convenient foods unit volume declined 1%, primarily reflecting declines in Russia, South Africa and the United Kingdom, partially offset by growth in the Middle East and Pakistan.
Beverage unit volume grew 1.5%, primarily reflecting growth in the Middle East, partially offset by declines in Turkey and Russia.
Operating profit increased 1%, primarily reflecting the effective net pricing, productivity savings, lower advertising and marketing costs and a 4-percentage-point impact of favorable foreign exchange translation. These impacts were partially offset by certain operating cost increases, an 18-percentage-point impact of higher commodity costs, primarily dairy, potatoes and cooking oil, and higher restructuring charges.
36 Weeks
Net revenue increased 6%, primarily reflecting effective net pricing, partially offset by an organic volume decline.
Convenient foods unit volume declined 5%, primarily reflecting declines in South Africa and Russia.
Beverage unit volume grew slightly, primarily reflecting growth in the Middle East, Germany, Poland, Turkey and France, partially offset by declines in South Africa and Russia.
Operating profit decreased 13%, primarily reflecting certain operating cost increases, a 24-percentage-point impact of higher commodity costs, primarily dairy, potatoes and cooking oil, and an impairment charge related to the Rockstar brand. These impacts were partially offset by the effective net pricing and productivity savings.
LatAm Foods
12 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing, partially offset by a 2-percentage-point impact of unfavorable foreign exchange translation.
Unit volume declined slightly, primarily reflecting a decline in Mexico, partially offset by growth in Colombia and Brazil.
Operating profit decreased 12%, primarily reflecting certain operating cost increases, an unfavorable impact of an indirect tax audit settlement, and an 8-percentage-point impact of higher commodity costs, partially offset by productivity savings and the effective net pricing.
36 Weeks
Net revenue decreased 5%, primarily reflecting a 10-percentage-point impact of unfavorable foreign exchange translation, driven by the weakening of the Mexican peso, partially offset by effective net pricing.
Unit volume grew 1%, primarily reflecting growth in Brazil, Peru and Argentina, partially offset by a decline in Mexico.
Operating profit decreased 9%, primarily reflecting certain operating cost increases, a 12-percentage-point impact of unfavorable foreign exchange translation, driven primarily by the weakening of the Mexican peso, a 7-percentage-point impact of higher commodity costs and an unfavorable impact of an indirect tax audit settlement, partially offset by productivity savings, the effective net pricing and a 4-percentage-point favorable impact of certain indirect tax credits in Brazil.
Asia Pacific Foods
12 Weeks
Net revenue increased 2%, primarily reflecting organic volume growth, partially offset by unfavorable net pricing.
Unit volume grew 3%, primarily reflecting growth in India, Australia and Thailand, partially offset by a decline in China.
Operating profit increased 16%, primarily reflecting productivity savings, lower advertising and marketing costs, the organic volume growth and a 5-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and the unfavorable net pricing.
36 Weeks
Net revenue increased slightly, primarily reflecting organic volume growth, partially offset by unfavorable net pricing.
Unit volume grew 4%, primarily reflecting growth in India, Thailand and Australia.
Operating profit decreased 21%, primarily reflecting certain operating cost increases, the unfavorable net pricing and an impairment charge related to the Be & Cheery brand. These impacts were partially offset by productivity savings, lower advertising and marketing costs and the organic volume growth.
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
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits income, provision for income taxes, net income attributable to noncontrolling interests and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges associated with our acquisitions and divestitures, impairment and other charges, indirect and income tax impact, product recall-related impact and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. In addition, beginning with our first quarter of 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/6/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$11,113	$12,824	$9,122	$133	$3,569	$26	$713	$2,603
Items Affecting Comparability
Mark-to-market net impact	(18)	18	(5)	—	23	—	6	17
Restructuring and impairment charges	(16)	16	(126)	—	142	(1)	25	116
Acquisition and divestiture-related charges	(46)	46	(125)	(50)	221	—	52	169
Impairment and other charges	—	—	(17)	(83)	100	—	8	92
Indirect and income tax impact (b)	—	—	(82)	—	82	—	(47)	129
Pension and retiree medical-related impact	—	—	—	—	—	13	2	11
Core, non-GAAP measure	$11,033	$12,904	$8,767	$—	$4,137	$38	$759	$3,137

	12 Weeks Ended 9/7/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP measure	$10,396	$12,923	$9,027	$24	$3,872	$41	$749	$15	$2,930
Items Affecting Comparability
Mark-to-market net impact	(19)	19	(33)	—	52	—	12	—	40
Restructuring and impairment charges	(10)	10	(214)	(14)	238	7	50	2	193
Acquisition and divestiture-related charges	—	—	(5)	—	5	—	1	—	4
Impairment and other charges	—	—	—	(10)	10	—	2	—	8
Product recall-related impact	1	(1)	—	—	(1)	3	—	—	2
Pension and retiree medical-related impact	—	—	—	—	—	15	3	—	12
Core, non-GAAP measure	$10,368	$12,951	$8,775	$—	$4,176	$66	$817	$17	$3,189

	36 Weeks Ended 9/6/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$29,343	$35,239	$25,305	$1,993	$7,941	$91	$1,504	$5,700
Items Affecting Comparability
Mark-to-market net impact	(9)	9	17	—	(8)	—	(2)	(6)
Restructuring and impairment charges	(119)	119	(435)	—	554	13	100	467
Acquisition and divestiture-related charges	(46)	46	(212)	(50)	308	—	72	236
Impairment and other charges	—	—	(17)	(1,943)	1,960	—	421	1,539
Indirect and income tax impact (b)	—	—	(82)	—	82	—	(47)	129
Pension and retiree medical-related impact	—	—	—	—	—	12	2	10
Core, non-GAAP measure	$29,169	$35,413	$24,576	$—	$10,837	$116	$2,050	$8,075

	36 Weeks Ended 9/7/2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP measure	$28,563	$35,507	$24,846	$24	$10,637	$155	$2,045	$37	$8,055
Items Affecting Comparability
Mark-to-market net impact	13	(13)	(21)	—	8	—	2	—	6
Restructuring and impairment charges	(16)	16	(363)	(14)	393	22	90	1	324
Acquisition and divestiture-related charges	—	—	(7)	—	7	—	2	—	5
Impairment and other charges	—	—	—	(10)	10	—	2	—	8
Product recall-related impact	(174)	174	(7)	—	181	3	43	—	141
Pension and retiree medical-related impact	—	—	—	—	—	17	3	—	14
Core, non-GAAP measure	$28,386	$35,684	$24,448	$—	$11,236	$197	$2,187	$38	$8,553
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
(b)Provision for income taxes reflects the unfavorable impact of an income tax audit settlement in our LatAm Foods segment.

	12 Weeks Ended					36 Weeks Ended
	9/6/2025		9/7/2024		Change	9/6/2025	9/7/2024	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.90		$2.13		(11)%	$4.15	$5.84	(29)%
Mark-to-market net impact	0.01		0.03			—	—
Restructuring and impairment charges	0.08		0.14			0.34	0.24
Acquisition and divestiture-related charges	0.12		—			0.17	—
Impairment and other charges	0.07		0.01			1.12	0.01
Indirect and income tax impact	0.09		—			0.09	—
Product recall-related impact	—		—			—	0.10
Pension and retiree medical-related impact	0.01		0.01			0.01	0.01
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.29	(a)	$2.31	(a)	(1)%	$5.88	$6.20	(5)%
Impact of foreign exchange translation					(1)			2
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					(2)%			(3.5)%	(a)
(a)Does not sum due to rounding.
Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our segments. These commodity derivatives include agricultural, metals, and energy products. Commodity derivatives that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in segment results when the segments recognize the cost of the underlying commodity in operating profit. Therefore, the segments realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through September 6, 2025, we have incurred pre-tax charges of $3.2 billion, including cash expenditures of $2.4 billion. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
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
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges primarily include transaction expenses, such as consulting, advisory and other professional fees, and merger and integration charges, as well as fair value adjustments to the acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangibles, employee-related costs, closing costs and other integration costs.
See Note 12 to our condensed consolidated financial statements for further information.
Impairment and Other Charges
We recognized charges primarily related to the impairments of the Rockstar and Be & Cheery brands.
See Notes 1 and 4 to our condensed consolidated financial statements for further information.
Indirect and Income Tax Impact
We recognized additional expenses related to an indirect and income tax audit settlement in our LatAm Foods segment.
See Note 1 to our condensed consolidated financial statements for further information.
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
As of September 6, 2025, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of September 6, 2025, Russia accounted for 15% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of September 6, 2025, our mandatory transition tax liability was $1.0 billion, which must be paid through 2026 under the provisions of the TCJ Act. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our Recast Segment Information for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 13 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 36 weeks ended September 6, 2025, net cash provided by operating activities was $5.5 billion, compared to net cash provided by operating activities of $6.2 billion in the prior-year period. The decrease in operating cash flow primarily reflects unfavorable operating profit performance.
Investing Activities
During the 36 weeks ended September 6, 2025, net cash used for investing activities was $5.2 billion, primarily reflecting net cash paid in connection with our acquisitions of poppi of $1.9 billion and Siete of $1.2 billion, as well as net capital spending of $2.2 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 36 weeks ended September 6, 2025, net cash used for financing activities was $1.0 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.4 billion and payments of long-term debt borrowings of $3.2 billion, partially offset by proceeds from the issuances of long-term debt of $8.2 billion.

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

	36 Weeks Ended
	9/6/2025	9/7/2024
Net cash provided by operating activities, GAAP measure	$5,468	$6,220
Capital spending	(2,499)	(2,850)
Sales of property, plant and equipment	272	177
Free cash flow, non-GAAP measure	$3,241	$3,547
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

Changes in line items in the balance sheet are discussed below:
Total Assets
Total assets were $106.6 billion as of September 6, 2025, compared to $99.5 billion as of December 28, 2024. Assets were impacted primarily by the following line items:

Change (a)
Accounts and notes receivable, less allowance (b)	$2.3
Property, Plant and Equipment, net (c)	$1.0
Goodwill (d)	$1.3
Other Assets (e)	$1.7
Total Liabilities
As of September 6, 2025, total liabilities were $87.0 billion, compared to $81.3 billion as of December 28, 2024. Liabilities were impacted primarily by the following line items:

Change (a)
Long-term debt obligations (f)	$6.9
Other liabilities (g)	$(1.1)
(a)Increase/(decrease) in billions.
(b)Primarily reflects improved operating performance coupled with appreciation of certain currencies.
(c)Primarily reflects the appreciation of the Russian ruble, Mexican peso and the euro.
(d)See Notes 4 and 12 to our condensed consolidated financial statements for further information.
(e)See Note 9 to our condensed consolidated financial statements for further information.
(f)See Note 8 to our condensed consolidated financial statements for further information.
(g)Primarily reflects a reclass of the transition tax liability to current.
Total Equity
See the equity statement and Notes 9 and 11 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 6, 2025, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and thirty-six weeks ended September 6, 2025 and September 7, 2024, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 6, 2025 and September 7, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 8, 2025

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
During the 12 weeks ended September 6, 2025, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) system. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended September 6, 2025, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with this multi-year productivity plan and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These business process changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended September 6, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2024 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 22, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 14, 2025 (Q2 2025 Form 10-Q).
As previously disclosed, on June 20, 2024, the Mayor and City Council of Baltimore, Maryland filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc., Frito-Lay North America, Inc., and several other unrelated parties asserting claims for public nuisance, deceptive acts or practices in the conduct of business, and other related claims based on allegations that the defendants’ conduct allegedly resulted in plastic pollution in Baltimore (the Baltimore Matter). On July 21, 2025, the Circuit Court for Baltimore City, Maryland dismissed with prejudice all claims except for public nuisance. The court did not opine on the public nuisance claim and stayed the case pending a decision in three cases unrelated to PepsiCo that are before the Maryland Supreme Court. Please refer to Part I, “Item 3. Legal Proceedings” in our 2024 Form 10-K for additional information.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter and Los Angeles Matters (each, as defined in our 2024 Form 10-K), the Baltimore Matter, the USVI Matter (as defined in the Q2 2025 Form 10-Q) and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2024 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 6, 2025 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
6/14/2025				$6,003
6/15/2025 - 7/12/2025	0.7	$131.62	0.7	(93)
				5,910
7/13/2025 - 8/9/2025	0.5	$140.01	0.5	(74)
				5,836
8/10/2025 - 9/6/2025	0.7	$148.35	0.7	(96)
Total	1.9	$139.75	1.9	$5,740
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
ITEM 5. Other Information.
During the 12 weeks ended September 6, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Exhibit 4.1
Form of 4.100% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

Exhibit 4.2
Form of 4.300% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

Exhibit 4.3
Form of 4.650% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

Exhibit 4.4
Form of 5.000% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

Exhibit 4.5
Form of 3.450% Senior Note due 2037, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025.

Exhibit 4.6
Form of 4.050% Senior Note due 2055, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025.

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 6, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 6, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 8, 2025	/s/ Christine E. Tammara
Christine E. Tammara
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 8, 2025	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)