Form 10-K
period 2025-12-27
PEPSICO INC
filed 2026-02-03
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 13, 2025, the last day of business of our most recently completed second fiscal quarter, was $179.0 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the Nasdaq Global Select Market).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of January 23, 2026 was 1,366,649,053.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 27, 2025

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
4)Europe, Middle East and Africa (EMEA), which includes our convenient food businesses and our beverage businesses with company-owned bottlers in Europe, the Middle East and Africa;

5)Latin America Foods (LatAm Foods), which includes all of our convenient food businesses in Latin America; and
6)Asia Pacific Foods, which consists of our convenient food businesses in Asia Pacific, including China, Australia and New Zealand, as well as India.
PepsiCo Foods North America
Either independently or in conjunction with third parties, PFNA makes, markets, distributes and sells convenient foods, which include cereals, chips, dips, granola bars, oatmeal, pasta, rice and syrups and mixes under various brands including Cheetos, Doritos, Fritos, Lay’s, Pearl Milling Company, Quaker, Ruffles and Tostitos. PFNA’s products are sold to independent distributors and retailers. In December 2024, we acquired the Strauss Group’s 50% ownership in Sabra Dipping Company, LLC (Sabra) and Sabra became a wholly-owned subsidiary. Sabra makes, markets, distributes and sells Sabra refrigerated dips and spreads.
PepsiCo Beverages North America
Either independently or in conjunction with third parties, PBNA makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Aquafina, Bubly, Diet Mountain Dew, Diet Pepsi, Gatorade, Gatorade Zero, Mountain Dew, Mountain Dew Baja Blast, Pepsi, Pepsi Wild Cherry, Pepsi Zero Sugar and Propel. PBNA operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PBNA also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. PBNA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, PBNA manufactures and distributes certain brands licensed from Keurig Dr Pepper Inc., including Crush, Dr Pepper and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. and Ocean Spray Cranberries, Inc. PBNA also distributes, in certain channels, brands owned by Celsius Holdings, Inc. (Celsius), including Celsius, Alani Nu and Rockstar. In the United States, PBNA acts as the exclusive distributor for small-format and foodservice customers with chilled direct-store-delivery (DSD) for the portfolio of brands owned by Tropicana Beverages Group (TBG).
International Beverages Franchise
IB Franchise makes, markets and sells beverage concentrates to authorized and independent bottlers under various beverage brands including 7UP, Aquafina, Gatorade, Mirinda, Mountain Dew, Pepsi, Pepsi Black, Pepsi Zero Sugar, and Sting Energy. IB Franchise also manufactures and distributes SodaStream sparkling water makers and related products. Further, IB Franchise, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Europe, Middle East and Africa
Either independently or in conjunction with third parties, EMEA makes, markets, distributes and sells a number of convenient food brands including Cheetos, Chipsy, Doritos, Lay’s, Quaker, Sasko, Spekko, Walkers and White Star through consolidated businesses, as well as through noncontrolled affiliates. EMEA also, either independently or in conjunction with third parties, makes, markets, distributes and sells a number of beverage brands including 7UP, Adrenaline Rush, Aquafina, Lubimy, Mirinda, Pepsi and Pepsi Zero Sugar. EMEA operates its own bottling plants and distribution facilities and sells finished goods directly to independent distributors and retailers. Further, EMEA makes, markets, distributes and sells a number of dairy products including Agusha, Chudo and Domik v Derevne. EMEA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).
Latin America Foods
Either independently or in conjunction with third parties, LatAm Foods makes, markets, distributes and sells a number of convenient food brands including Cheetos, Doritos, Emperador, Lay’s, Marias Gamesa, Quaker, Ruffles, Sabritas, Saladitas Gamesa and Tostitos.
Asia Pacific Foods
Either independently or in conjunction with third parties, Asia Pacific Foods makes, markets, distributes and sells a number of convenient food brands including BaiCaoWei, Cheetos, Doritos, Kurkure, Lay’s, Quaker and Smith’s, through consolidated businesses, as well as through noncontrolled affiliates.
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
Customer Warehouse
Some of our products are delivered from our manufacturing plants and distribution centers, both company and third-party operated, to customer warehouses, which is a less costly method of distribution than DSD.
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
Ingredients and Other Supplies
The principal ingredients we use in our beverage and convenient food products are acesulfame potassium, aspartame, cocoa products, corn, corn sweeteners, flavorings, flour, juice concentrates, nuts, oats, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resin, including polyethylene terephthalate (PET), polyethylene and polypropylene used for plastic beverage bottles and film packaging for convenient foods, aluminum, glass, closures, cardboard and paperboard cartons. In addition, we continue to integrate recyclability into our product development process and support the increased use of recycled content, including recycled PET, in our packaging. Fuel, electricity and natural gas are also important commodities for our businesses due to their use in our and our business partners’

facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers and expanding it further globally. During 2025, we continued to experience volatility in our commodity, packaging and other input costs that may continue into fiscal 2026. See Note 9 to our consolidated financial statements for further information on how we manage our exposure to commodity prices.
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
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Adrenaline Rush, Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aqua Minerale, Arto Lifewtr, Baja Blast, BaiCaoWei, Bare, Bokomo, Bubly, Cap’n Crunch, Ceres, Cheetos, Chester’s, Chipsy, Chokis, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Evolve, Fast Twitch, Frito-Lay, Fritos, Fruktovy Sad, Futurelife, G2, Gamesa, Gatorade, Gatorade Fit, Gatorade Zero, Gatorlyte, Grandma’s, H2oh!, Hard MTN Dew, Health Warrior, Imunele, J7, Kas, Kurkure, Lay’s, Life, Lifewtr, Liquifruit, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Moirs, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Game Fuel, Mountain Dew Kickstart, Mountain Dew Zero Sugar, Mug, Munchies, Muscle Milk, Near East, Obela, Off the Eaten Path, Paso de los Toros, Pasta Roni, Pearl Milling Company, Pepsi, Pepsi Black, Pepsi Max, Pepsi Wild Cherry, Pepsi Zero Sugar, PopCorners, Poppi, Pronutro, Propel, Quaker, Quaker Chewy, Quaker Simply Granola, Rice-A-Roni, Rockstar (outside the United States and Canada), Rold Gold, Ruffles, Sabra, Sabritas, Safari, Sakata, Saladitas Gamesa, San Carlos, Sandora, Santitas, Sasko, 7UP (outside the United States), 7UP Free (outside the United States), Siete, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SodaStream, Sonric’s, Spekko, Stacy’s, Starry, Starry Zero Sugar, Sting Energy, Stubborn Soda, SunChips, Toddy, Toddynho, Tostitos, Vesely Molochnik, Walkers, Weetbix, White Star, Ya and Yachak. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Ocean Spray. We also distribute Celsius, Alani Nu and Rockstar energy drinks in certain channels across the United States and Canada. In addition, we distribute various Keurig Dr Pepper Inc. brands in certain markets in the United States and Canada, including Dr Pepper, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton and Starbucks. In the United States, PepsiCo acts as the exclusive distributor for TBG’s portfolio of brands for small-format and foodservice customers with chilled DSD. In 2024, we shifted our alcoholic beverage business away from distribution to a trademark licensing model and flavor sales model and have licensed certain of our brands in certain markets in the United States and internationally. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as convenient food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
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
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers, as well as the international expansion of hard discounters, and the current economic environment continue to increase the importance of major customers. In 2025, sales to Walmart Inc. (Walmart) and its affiliates, including Sam’s Club (Sam’s), represented approximately 14% of our consolidated net revenue, with sales reported across all of our segments, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart. The loss of this customer would have a material adverse effect on our PFNA and PBNA segments.
Our Competition
Our beverage and convenient food products are in highly competitive categories and markets and compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and economy brands and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally-sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage and convenient food competitors include, but are not limited to, The Campbell’s Company, Conagra Brands, Inc., Hormel Foods Corporation, Keurig Dr Pepper Inc., The Kraft Heinz Company, Link Snacks, Inc., Mars, Incorporated, Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Primo Brands Corporation, Red Bull GmbH and Utz Brands, Inc.
Many of our convenient food products hold significant leadership positions in the convenient food industry in the United States and worldwide. In 2025, we and The Coca-Cola Company represented approximately 16% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
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
Research and Development
We engage in a variety of research and development activities and invest in innovation globally with the goal of meeting the needs of our customers and consumers and accelerating growth. These activities principally involve: innovations focused on creating consumer preferred products to grow and transform our portfolio through development of new technologies, ingredients, flavors and substrates; development and improvement of our manufacturing processes, including reductions in cost and environmental footprint; implementing product improvements to our global portfolio including to reduce added sugars, sodium or saturated fat; offering more products with functional benefits and positive nutrition including fiber, whole grains, protein and hydration; development of packaging technology and new package designs, including reducing the amount of plastic in our packaging and developing recyclable, compostable, biodegradable, reusable or otherwise sustainable packaging; development of marketing, merchandising and dispensing equipment; further expanding our beyond the bottle portfolio including innovation for our SodaStream business; investments in technology and digitalization, including artificial intelligence and data analytics to enhance our consumer insights and research; continuing to strengthen our omnichannel capabilities, particularly in e-commerce; and efforts focused on reducing our impact on the environment, including reducing water use in our operations and our agricultural practices and reducing our environmental impact in our operations throughout our value chain.
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
We are subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety; the ingredients or substances contained in, or attributes of, our products, including the Food (Promotion and Placement) (England) Regulations; international trade, sanctions, import/export restrictions and tariffs; supply chains, including the U.K. Modern Slavery Act; occupational health and safety; the payment of taxes and the global tax environment; competition; and anti-corruption and data privacy, including the European Union General Data Protection Regulation. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws, including the U.K. Bribery Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel and other experts, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
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
Certain jurisdictions have either imposed, or are considering imposing, product labeling or warning requirements or other limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products or packaging materials, processes used to make the ingredients or products, the audience to whom products are marketed or the location in which the products are sold. These types of provisions have, among other things, required that we highlight perceived concerns about a product, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients. We expect continued scrutiny of certain ingredients or substances present in certain of our products and/or their packaging, as well as processes used to make them, and it is possible that similar or more restrictive requirements may be proposed or enacted in the future.
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
We employed approximately 306,000 people worldwide as of December 27, 2025, including approximately 125,000 people within the United States. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good.
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
We are also committed to the continued growth and development of our associates. PepsiCo supports and develops its associates through a variety of global training and development programs that build and strengthen employees’ leadership and professional skills, including career development plans, mentoring programs and in-house learning opportunities, such as MyLearning and Schoox, our internal global online learning resource. In 2025, PepsiCo employees, including front-line employees, completed over 2.8 million hours of training.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are also available free of charge on our Internet site at https://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our corporate website (https://www.pepsico.com), including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, our customers, consumers, business partners and others interested in us to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on https://www.pepsico.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
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
Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns (including increased food purchased away-from-home), diet (whether due to changes in consumer behavior and eating habits, increasing use of weight-loss drugs, such as GLP-1 medications, or other factors) and channel preferences (including continued increases in the e-commerce and online-to-offline channels and use of artificial intelligence shopping agents that autonomously select products that may not be ours); pricing (including the effective impact of tariffs and taxes imposed on the manufacture, distribution or sale of certain of our products as a result of ingredients contained in such products); affordability pressures and changes in consumer spending patterns (including if consumers switch to private label or lower-priced product offerings); changes in funding for or restrictions on the inclusion of our products in benefit programs, such as the Supplemental Nutrition Assistance Program (SNAP) in the United States; product quality; product functionality (including products high in protein or fiber-enriched); concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); concerns or perceptions regarding the processing, nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to public statements by government officials, increased litigation, changes in regulations, regulatory scrutiny or the results of third-party studies (whether or not scientifically valid); and concerns or perceptions regarding our workforce policies and initiatives. Concerns with any of the foregoing have affected and may continue to affect consumer behaviors and can lead consumers to reduce or publicly boycott the purchase or consumption of our products.
Pandemics, epidemics or other disease outbreaks and geopolitical events and tensions, wars and other military conflicts have also impacted and could continue to impact consumer preferences and demand for our products, including negative consumer sentiment toward non-local products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use of social media and our response to political and social issues, geopolitical events and tensions, wars and other military conflicts or catastrophic events. These and other factors have reduced and could continue to reduce consumers’ willingness to purchase certain of our products, including as a result of public boycotts. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in artificial intelligence and data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by geopolitical events and tensions, wars and other military conflicts, natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products if our crisis management plans do not effectively mitigate these issues.
Damage to our reputation or brand image can adversely affect our business.
Maintaining a positive reputation globally is important to our business. Our reputation or brand image has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us, our business partners, or other actors in our supply chain to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, child labor, workforce policies and initiatives, workplace conditions and employee health and safety; any failure, or perceived failure, to achieve or make sufficient progress toward our environmental, social and governance goals, or any revisions of or negative perception toward such goals, including with respect to the nutrition profile of our products, packaging, water use, our impact on the environment and our workforce policies and initiatives; any difficulties executing our strategic initiatives; any failure to address health or other concerns about our products, products we distribute, certain brands licensed to and distributed to third parties (including alcoholic beverages), or particular ingredients or substances in our products, including concerns or perceptions regarding whether certain of our products are “ultra-processed,” contain certain ingredients or substances or otherwise contribute to obesity and other health conditions or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues, geopolitical events and tensions, wars and other military conflicts, or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image has in the past and could in the future decrease demand for our products, thereby adversely affecting our business.
Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.
We have recalled, and could in the future recall, products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, adulteration or contamination. Joint ventures in which we have an interest have also recalled, and could in the future recall, products for the same or other reasons. These risks could be heightened in light of new or evolving regulations, changes to our portfolio (including increased use of functional or other ingredients), aging infrastructure, and increased pressure on our suppliers from supply chain disruptions. Product recalls have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory, customer fines and returns or lost sales due to any unavailability of the product for a period of time. In addition, our manufacturing facilities and products have been and could continue to be subject to increased inspection by federal, state and local authorities. Product quality or safety issues identified by us or governmental authorities have in the past and could in the future also reduce consumer confidence and demand for our products, cause production and delivery disruptions, including as a result of temporary or permanent closure of manufacturing plants or facilities, result in increased costs (including payment of fines and/or judgments, cleaning and remediation costs and legal fees, and costs associated with alternative sources of production) and damage our reputation (or the reputation of joint ventures in which we have an interest), particularly as we or our joint ventures continue to expand into new categories, all of which can adversely affect our business. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations, inspections or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages, criminal liability, damage to our reputation or changes in consumer demand. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
Any inability to compete effectively can adversely affect our business.
Our products compete against products of international beverage and convenient food companies that, like us, operate in multiple geographies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Our products compete primarily on the basis of brand recognition and loyalty, taste, price, value, quality, product variety, innovation, distribution, shelf space and preferable shelf placement, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if our strategy is not effective, if we fail to achieve the commercial and financial priorities announced during 2025 to improve our marketplace competitiveness and financial performance, including in our North American businesses, if we are unable to effectively promote or develop our existing products or introduce and effectively market new products (including in response to increased consumer demand for products with certain attributes, functional benefits, ingredients or nutrition profiles), if we are unable to effectively digitalize our operations and adopt new technologies, including artificial intelligence and data analytics to develop new commercial insights and improve operating efficiencies, if we are unable to continuously strengthen and evolve our capabilities in digital marketing, if our competitors spend more aggressively or effectively than we do, if our competitors are more successful than us in shifting to products that are less affected by the impact of taxes imposed as a result of ingredients contained in such products, or if we are otherwise unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures.
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
The retail landscape continues to evolve, including continued growth in e-commerce channels and hard discounters. Our business will be adversely affected if we are unable to maintain and develop successful relationships with e-commerce retailers and hard discounters, while also maintaining relationships with our key customers operating in traditional retail channels (many of whom are also focused on increasing their e-commerce sales). Our business can be adversely affected if e-commerce channels and hard discounters take significant additional market share away from traditional retailers or we fail to find ways to create increasingly better digital tools and capabilities for our retail customers to enable them to grow their businesses. In addition, our business can be adversely affected if we are unable to profitably expand direct-to-consumer e-commerce capabilities.
Changing dynamics at the retail level have also impacted and may continue to impact our ability to grow in certain jurisdictions. In this changing retail landscape, retailers and buying groups are shifting traditional value propositions, removing our products or otherwise reducing shelf space allocated to our products and focusing on introducing and developing private-label brands. These changing conditions may also adversely impact how our customers compete in the markets in which they operate, which may in turn affect purchasing patterns of our products. Further, we must maintain mutually beneficial relationships with our key customers to compete effectively. A change in the business conditions (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers has adversely affected and can continue to adversely affect our business.
Disruption of our manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.
We have experienced and could continue to experience disruption in our manufacturing operations and supply chain. Many of the raw materials and supplies used in the production of our products are sourced from countries experiencing war or other military conflict, acts of terrorism, civil unrest, political instability or unfavorable economic conditions. Natural disasters and extreme weather conditions also pose physical risks to our facilities and those of our suppliers, which could impair our production capabilities and disrupt our supply chain. Some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers or that our contingency plans will be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products or from operational or financial instability of our key suppliers. Any sustained or significant disruption in the future to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which can adversely impact our business.
The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, such as recycled PET, transportation, labor and other supply chain inputs that we use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests (including the impact of greening disease on the citrus industry), agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks, labor shortages or changes in availability of our or our business partners’ workforce, strikes or work stoppages (including by railway workers or other third parties involved in the manufacture, production and distribution of our products), governmental incentives and controls and import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers, port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, geopolitical events and tensions, wars and other military conflicts, acts of terrorism, governmental instability or currency exchange rates. In addition, the imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. The impact of tariffs will continue to vary, including based on where inputs are sourced from and shipped to. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We continued to experience volatility in our commodity, packaging and transportation costs during 2025, which may continue. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.
Political, social and geopolitical conditions can adversely affect our business.
The impact from political, social and geopolitical conditions in the markets in which our products are sold has been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts (such as the ongoing conflict in Ukraine and recent intervention in Venezuela) in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any retaliatory actions taken by such countries), sanctions, environmental and climate change regulations, taxes, benefit programs (including any changes to governmental subsidies provided to our consumers such as SNAP in the United States), the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business. In addition, geopolitical conflicts (such as the ongoing conflict in Ukraine) could result in temporary or permanent loss of assets, including the nationalization or expropriation of assets.

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
Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates and new, expanded or retaliatory tariffs, including as a result of geopolitical events and tensions. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies, devaluation, fluctuation or demonetization of currency; contraction in the availability of credit; austerity or stimulus measures; the effects of any default by or deterioration in the creditworthiness of the countries in which our products are sold; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or shifting toward lower-priced products offered by other companies, including private-label brands, which has impacted and could continue to impact consumer demand for our products. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.

Future cyber incidents and other disruptions to our information systems can adversely affect our business.
We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information, including personal data we collect; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by security incidents, systems disruptions or shutdowns or degraded systems performance. These incidents or disruptions may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events.
Cyberattacks and other cyber incidents are occurring more frequently, and the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. Cyberattacks and cyber incidents take many forms including cyber extortion, denial of service, social engineering, deepfake attacks and disinformation campaigns, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure (including zero-day vulnerabilities), hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. As with other global companies, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. Continued geopolitical instability has heightened the risk of cyberattacks. In addition, such cyberattacks may be difficult to detect for periods of time and, even if detected, the nature and extent of that cybersecurity incident may not be immediately clear and an investigation into a cybersecurity incident could take a significant amount of time to complete. These factors may inhibit our ability to provide rapid, complete and reliable information about the cybersecurity incident to customers, counterparties and regulators, as well as the public. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: transaction errors, processing inefficiencies, inability to access our data or systems, lost revenues or other costs resulting from disruptions or shutdowns of offices, plants, warehouses, distribution centers or other facilities, compromises of personal data, confidential information, intellectual property or other sensitive data, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale and the loss of current or potential customers. In addition, these risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
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
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, refranchisings and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting, disclosure controls and procedures and data protection and cybersecurity) and policies (including with respect to environmental compliance, food safety, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; recognition of impairment charges in connection with potential divestitures; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, have in the past and could continue to result in adverse effects on our business. In addition, failure to successfully complete or manage strategic transactions may impede our efforts to shift our portfolio to include new products that are less affected by the impact of ingredient-based taxes or other regulatory actions or scrutiny.

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
In addition, we continue on our multi-year phased business transformation initiative to migrate certain aspects of our systems, including our financial processing systems, to enterprise-wide systems solutions and have deployed these systems in certain countries and segments. We have experienced and could continue to experience systems outages and operating inefficiencies following these planned implementations. In addition, if we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, our business could be adversely affected.
Climate change or measures to address climate change and other sustainability matters can negatively affect our business or damage our reputation.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, including rising temperatures and drought. Natural disasters and extreme weather conditions could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. In addition, climate change or other weather-related disruptions to our supply chain may also have a negative effect on agricultural production resulting in decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, sugar cane, corn, wheat, rice, oats, oranges and other commodities. Also, there is continued focus in many jurisdictions in which our products are made, manufactured, distributed or sold regarding environmental policies relating to climate change, biodiversity loss, deforestation, regulating greenhouse gas emissions, energy policies and sustainability, including single-use plastics. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labeling requirements or other regulatory measures, which could, along with initiatives to meet our sustainability goals, continue to result in significant increased costs and require additional investments in facilities and equipment. As a result, the effects of climate change can negatively affect our business and operations.
In addition, there can be no assurance that we will achieve our sustainability goals, which will require significant effort and resources from us and other stakeholders, such as our suppliers and other third parties, governmental entities, and the development of technology that may not currently exist or exist at scale. Further, developing and collecting, measuring and reporting sustainability information and metrics can be costly, difficult and time consuming and is subject to changing interpretive guidance and evolving reporting standards, including the European Sustainability Reporting Standards and Corporate Sustainability Reporting Directive in the European Union, especially to the extent these standards are not harmonized or consistent. Further, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures) and other changes in circumstances. Lack of progress or failure to properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change and other sustainability matters, including the use of single-use plastics, has led and could continue to lead to adverse publicity, reduced demand for our products, damage to our reputation, an increased risk of litigation, regulatory proceedings, inquiries or investigations, which have adversely affected our business. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or certain stakeholders (such as boycotts, litigation or negative publicity campaigns) that could adversely affect our business.
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
Our future growth depends, in part, on our ability to continue to reduce costs and improve efficiencies, including digitalization of our operations, our multi-year phased implementation of shared business service organizational models and organizational restructuring. We continue to identify and implement productivity and restructuring initiatives that we believe will position our business for long-term sustainable growth, including certain commercial and financial priorities to improve our marketplace competitiveness and financial performance announced during 2025, by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently. Some of these measures could result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, unexpected employee attrition, an inability to attract or retain key personnel and negative publicity. If we are unable to successfully implement our productivity initiatives, digitalization of our operations or organizational restructurings as planned or do not achieve expected savings or efficiencies as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
A deterioration in our estimates and underlying assumptions regarding the future performance of our business or investments can result in impairment charges that adversely affect our results of operations.
We conduct impairment tests on our goodwill and other indefinite-lived intangible assets annually or more frequently if circumstances indicate that impairment may have occurred. In addition, amortizable intangible assets, equity method investments, equity investments without readily determinable fair values, investments in available-for-sale debt securities, property, plant and equipment and other long-lived assets are evaluated for impairment upon a significant change in the operating or macroeconomic environment. Our equity method investees also perform similar impairment tests and we record our proportionate share of impairment charges recorded by them, adjusted for the impact of items such as basis differences and deferred taxes, as appropriate. A deterioration in our underlying assumptions, or those of our equity method investees, regarding the impact of competitive operating conditions, geopolitical conditions, macroeconomic conditions, including the interest rate environment, or other factors used to estimate the future performance of any of our reporting units or assets, including any deterioration in the weighted-average cost of capital based on market data available at the time, as well as our ability to hold the investment until recovery of fair value to amortized cost for available-for-sale debt securities, have resulted and could in the future result in an impairment charge, thereby adversely affecting our results of operations.
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
Rating agencies routinely evaluate us, and their ratings are based on a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and our financial strength generally, as well as factors beyond our control, such as the state of the economy and our industry. We expect to maintain Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global credit markets at favorable interest rates. Any downgrade or announcement that we are under review for a potential downgrade of our credit ratings, especially any downgrade to below investment grade, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all, result in a reduction in our liquidity, or impair our ability to access the commercial paper market with the same flexibility that we have experienced historically (and therefore require us to rely more heavily on more expensive types of debt financing), all of which can adversely affect our financial performance.
Legal, Tax and Regulatory Risks
Taxes aimed at our products can adversely affect our business or financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our beverage products as a result of ingredients contained in such products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, Mexico recently enacted an increase to its existing flat tax on all sweetened beverages, effective January 1, 2026, from a rate of approximately $0.09 (1.64 Mexican pesos) to a rate of approximately $0.17 (3.08 Mexican pesos) per liter. In addition, certain jurisdictions in which our snack products are sold, have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our snack products as a result of ingredients (such as sugar, sodium or saturated fat) contained in such products. These tax measures, whatever their scope or form, have in the past increased and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.
Limitations on the marketing or sale of our products can adversely affect our business and financial performance.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or certain product attributes or packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold (including bans on advertising during children’s TV programs), limit the location in which our products may be available (including limits on the sale of our products in public schools) or discontinue the use of certain ingredients or packaging. For example, in 2025, the state of Texas passed a law, effective January 1, 2027, requiring warning labels on products containing certain ingredients, including artificial colors. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products, and other jurisdictions, including the United States, have imposed or are considering imposing restrictions on so-called “ultra-processed” foods. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered or handled as designed, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction, increased recycling rates or decreased use of single-use plastics or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, minimum recycled content requirements, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labeling related to recyclability, requirements to charge deposit fees and requirements to scale reusable or refillable packaging. For example, multiple states in the United States have implemented, or are considering implementing, extended producer responsibility laws that will increase expenses, including through fees paid to state governments in connection with such laws. These laws and regulations have in the past increased and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent bottlers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labeling, all of which can adversely affect our business and financial performance.

Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. Our efforts to comply with these laws and regulations, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, as well as similar legislation enacted in other states, as well as the European Union’s General Data Protection Regulation (GDPR), the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), China’s Personal Information Protection Act and similar regulations implemented in other non-U.S. jurisdictions, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations and we continue to expand our direct-to-consumer operations. The increasing adoption of artificial intelligence technologies has led data protection authorities in many jurisdictions in which we operate to consider and adopt new and evolving interpretations of privacy and data protection laws, with specific obligations regarding processing of personal data, including required notices, consents, and opt-outs. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past resulted in and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our financial performance.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, can adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past resulted in and could continue to result in significant changes in tax legislation or regulation. Numerous countries, including European Union member states, have enacted or are expected to enact legislation incorporating the Organization for Economic Co-operation and Development (OECD) model rules for a global minimum tax rate of 15% with widespread implementation expected by the end of 2026. As the legislation becomes effective in countries in which we do business, our taxes will increase and negatively impact our provision for income taxes. This increasingly complex global tax environment has in the past increased and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can materially differ from our historical provisions and accruals, which can adversely affect our financial performance.
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
The conduct of our business is subject to numerous laws and regulations relating to the production, processing, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains artificial colors or flavors or genetically engineered ingredients), quality, safety, transportation, supply chain (including human rights), traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence (including generative artificial intelligence), international trade (including sanctions and export controls), and data privacy and protection. In addition, in many jurisdictions, compliance with competition and antitrust laws is of special importance to us due to our competitive position, as is compliance with anti-corruption laws. The imposition of new laws or regulatory requirements (including sanctions), changes in laws or regulatory requirements or changing interpretations or uncertainty regarding the interpretation thereof (including as a result of executive orders), changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past resulted in and could continue to result in higher compliance costs, capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products or otherwise make changes to our operations, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted in and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. Further, the legal and regulatory landscape for certain new technologies, such as artificial intelligence, is uncertain and evolving and our compliance obligations could continue to increase our costs or limit how we may use these technologies in one or more of our businesses. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business. In addition, increasing governmental attention to processing and certain ingredients or substances present in certain of our products or packaging materials as well as the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of such ingredients or substances have resulted in and could continue to result in increased regulatory scrutiny and our being subject to new taxes and regulations or lawsuits that can adversely affect our business.

Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business.
We and our subsidiaries have been, and in the future may be, party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices, product labels, claims and ingredients, processing, food safety, personal injury, property damage, intellectual property rights, privacy, employment, tax and insurance matters, environmental, social and governance matters, including concerns or perceptions regarding our packaging and its environmental impact, the efficacy of recycling, our sustainability goals and our workforce policies and initiatives, shareholder-initiated actions, and matters relating to our compliance with applicable laws and regulations. For example, as a global food and beverage company, we are subject to increased regulatory scrutiny and face legal challenges in a variety of jurisdictions concerning alleged health implications associated with consumption of certain of our food products, our development or marketing of those products and/or the alleged environmental impact of the packaging used for certain of our products. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2025 fiscal year and that remain unresolved.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We are regularly subject to cyberattacks and other cyber incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team collaborates with our Cybersecurity function, led by the Company’s Chief Strategy and Transformation Officer and the Company’s Chief Information Security Officer, to gather insights for identifying, assessing and managing cybersecurity threat risks, their severity, and potential mitigations.
We assess PepsiCo’s Cybersecurity program using an industry-leading cybersecurity framework from the National Institute of Standards and Technology. To help assess and identify our cybersecurity risks, we maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage an independent third party to perform internal and external penetration testing of PepsiCo’s environment periodically and engage other third parties to periodically conduct assessments of our cybersecurity capabilities. In addition, we continue to expand training and awareness practices to mitigate human risk, including mandatory computer-based training, internal communications, and regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
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
In connection with making, marketing, distributing and selling our products, each segment utilizes manufacturing, processing, bottling and production plants, warehouses, distribution centers, storage facilities, offices, including segment headquarters, research and development facilities and other facilities, all of which are either owned or leased.
Significant properties by segment are as follows:

	Property Type	Location	Owned/ Leased
PFNA	Research and development facility	Plano, Texas	Owned
PFNA	Convenient food plant	Cedar Rapids, Iowa	Owned
PBNA	Research and development facility	Valhalla, New York	Owned
PBNA	Concentrate plant	Arlington, Texas	Owned
IB Franchise	Manufacturing plant	Lehavim, Israel	Owned
EMEA	Convenient food plant	Leicester, United Kingdom	Owned (a)
EMEA	Convenient food plant	Kashira, Russia	Owned
EMEA	Dairy plant	Moscow, Russia	Owned
LatAm Foods	Convenient food plant	Celaya, Mexico	Owned
LatAm Foods	Two convenient food plants	Vallejo, Mexico	Owned
PBNA, IB Franchise	Concentrate plant	Colonia, Uruguay	Owned (a)
PBNA, IB Franchise, EMEA	Two concentrate plants	Cork, Ireland	Owned
PBNA, IB Franchise, EMEA	Concentrate plant	Singapore	Owned (a)
All segments	Shared service center	Mexico City, Mexico	Leased
All segments	Shared service center	Hyderabad, India	Leased
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
Item 3. Legal Proceedings.
We are party to the following litigation asserting claims for public nuisance, and deceptive acts or practices in the conduct of business among other related claims allegedly resulting in plastic pollution in certain areas.
•On November 15, 2023, the Attorney General of New York, on behalf of the people of the State of New York, filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc. and Frito-Lay North America, Inc. (the NYS Matter). This matter was assigned to the Commercial Division of the New York State Supreme Court – Erie County. On November 8, 2024, the court granted our motion to dismiss the complaint in its entirety. On December 9, 2024, the plaintiff provided notice that it would appeal to the New York State Supreme Court Appellate Division – Fourth Department and filed its brief before the appellate court on January 6, 2026.
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
•On April 11, 2025, the Commissioner of the Department of Licensing and Consumer Affairs and Government of the United States Virgin Islands filed a lawsuit against PepsiCo, Inc., PepsiCo Caribbean, Inc., and two other unrelated parties (the USVI Matter). The lawsuit was initially filed in the Superior Court of the United States Virgin Islands, Division of St. Croix. On May 19, 2025, the defendants removed the case to federal court in the United States District Court of the Virgin Islands, Division of St. Croix. On June 18, 2025, the Government of the United States Virgin Islands filed a motion to remand the case back to the Superior Court. That motion is pending.
The lawsuits mentioned above do not specify the amount of damages sought and we believe we have strong defenses to each of the respective claims.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter, Baltimore Matter, Los Angeles Matter, USVI Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors.”
Item 4. Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers as of the date of filing of this Form 10-K with the SEC:

Name	Age	Title
David J. Flavell	54	Executive Vice President, General Counsel and Corporate Secretary, PepsiCo
Athina Kanioura	49	Chief Executive Officer, PepsiCo Latin America Foods and Executive Vice President, Strategy & Transformation Officer
Ram Krishnan	55	Chief Executive Officer, PepsiCo North America
Ramon L. Laguarta	62	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Silviu Popovici	58	Chief Executive Officer, Europe, Middle East and Africa
Becky Schmitt	52	Executive Vice President and Chief People Officer, PepsiCo
Stephen T. Schmitt	52	Executive Vice President and Chief Financial Officer, PepsiCo
Christine E. Tammara	48	Senior Vice President and Controller, PepsiCo
Eugene Willemsen	58	Chief Executive Officer, International Beverages
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
Athina Kanioura was appointed Chief Executive Officer, PepsiCo Latin America Foods and Executive Vice President, Strategy & Transformation Officer in December 2025. Ms. Kanioura previously served as Executive Vice President and Chief Strategy and Transformation Officer, PepsiCo from 2020 to December 2025. Prior to joining PepsiCo, Ms. Kanioura served as Chief Analytics Officer and Global Head of Applied Intelligence at Accenture plc from 2019 to 2020 and as its Global Data Science Lead from 2017 to 2019. Since she joined Accenture in 2005, she held positions of increasing responsibility, including as Global Marketing and Commercial Analytics Lead.
Ram Krishnan was appointed Chief Executive Officer, PepsiCo North America, effective December 2025. Prior to that, Mr. Krishnan served as Chief Executive Officer, U.S. Beverages from January 2025 to December 2025, as Chief Executive Officer, PepsiCo Beverages North America from February 2024 to January 2025, as Chief Executive Officer, International Beverages and Chief Commercial Officer of PepsiCo from 2022 to February 2024, as Executive Vice President and Chief Commercial Officer, PepsiCo, from 2019 to 2021, as President and Chief Executive Officer of PepsiCo’s Asia Pacific, Australia and New Zealand and China Region from 2018 to 2020, and as PepsiCo’s Senior Vice President and Chief Customer Officer for Walmart, leading PepsiCo’s global Walmart customer team, from 2016 to 2017. Mr. Krishnan joined PepsiCo in 2006 and held marketing roles of increasing responsibility from 2006 to 2016, including as Senior Vice President and Chief Marketing Officer, Frito-Lay North America from 2014 to 2016, as Senior Vice President, Marketing, Frito-Lay North America from 2012 to 2013 and as Vice President of Global Brands, Frito-Lay North America from 2011 to 2012. Prior to PepsiCo, Mr. Krishnan spent six years at General Motors Company as a marketing manager for Cadillac.
Ramon L. Laguarta has served as PepsiCo’s Chief Executive Officer and a director on the Board since 2018, and assumed the role of Chairman of the Board in 2019. Mr. Laguarta previously served as President of PepsiCo from 2017 to 2018. Prior to serving as President, Mr. Laguarta held a variety of positions of increasing responsibility in Europe, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, PepsiCo Eastern Europe Region from 2008 to 2012, President, Developing & Emerging Markets, PepsiCo Europe from 2012 to 2015, Chief Executive Officer, PepsiCo Europe in 2015, and Chief Executive Officer, Europe Sub-Saharan Africa from 2015 until 2017. From 2002 to 2006, he was General Manager for Iberia Snacks and Juices, and from 1999 to 2001, a General Manager for Greece Snacks. Prior to joining PepsiCo in 1996 as a marketing vice president for Spain Snacks, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Asia, Europe, the Middle East and the United States. Mr. Laguarta was elected to the board of directors of International Business Machines Corporation effective March 1, 2026.
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
Becky Schmitt has served as Executive Vice President and Chief People Officer, PepsiCo, since June 2023. Prior to that, Ms. Schmitt served as Executive Vice President, Chief People Officer of Cognizant Technology Solutions Corp. from 2020 to 2023. Prior to joining Cognizant, Ms. Schmitt served in various executive human resources roles at Walmart, Inc., including as Senior Vice President, Chief People Officer of Sam’s Club, a division of Walmart, from 2018 to 2020, Senior Vice President, Chief People Officer of U.S. eCommerce and corporate functions from late 2016 to 2018, and Vice President, Human Resources – Technology from early 2016 to late 2016. Prior to joining Walmart, Ms. Schmitt spent over 20 years with Accenture plc in multiple senior human resources roles globally.
Stephen T. Schmitt was appointed Executive Vice President and Chief Financial Officer, effective November 2025. Prior to that, Mr. Schmitt served as Executive Vice President and Chief Financial Officer for Walmart U.S. from 2021 to November 2025, as Executive Vice President and Chief Financial Officer for Walmart U.S. Omni-Channel during 2021, as Senior Vice President and Chief Financial Officer for Walmart U.S. eCommerce from 2019 to 2020 and as Senior Vice President and Chief Financial Officer for Sam’s Club from 2018 to 2019. Before these roles, Mr. Schmitt served in investor relations after joining Walmart in 2016. Prior to joining Walmart, Mr. Schmitt held a variety of roles at Yum! Brands from 2006 to 2016.
Christine E. Tammara was appointed Senior Vice President and Controller, PepsiCo effective May 2025. Prior to that, Ms. Tammara served as Senior Vice President, Controller, PepsiCo Beverages North America from 2023 to May 2025, as Senior Vice President and General Auditor from 2021 to 2023 and as Vice President and Assistant Controller, Technical Accounting and Policy from 2016 to 2021 and held a succession of roles in PepsiCo’s Control function. Prior to joining PepsiCo in 2007, Ms. Tammara worked in external reporting at Reader’s Digest Association, Inc. and as an audit manager for PricewaterhouseCoopers LLP.

Eugene Willemsen was appointed Chief Executive Officer, International Beverages, effective January 2025. Previously, he served as Chief Executive Officer, Africa, Middle East, South Asia and International Beverages in 2024, as Chief Executive Officer, Africa, Middle East, South Asia from 2019 to February 2024, as Chief Executive Officer, Sub-Saharan Africa in 2019 and as Executive Vice President, Global Categories and Franchise Management from 2015 to 2019. Before that, he led the global Pepsi-Lipton Joint Venture as President from 2014 to 2015. Prior to such role, Mr. Willemsen served as PepsiCo’s Senior Vice President and General Manager, South East Europe from 2011 to 2013, as Senior Vice President and General Manager, Commercial, Europe from 2008 to 2011, as Senior Vice President and General Manager, Northern Europe from 2006 to 2008, as Vice President, General Manager, Benelux from 2000 to 2005 and as Commercial Director, Benelux for the snacks business from 1998 to 2000. Mr. Willemsen joined PepsiCo in 1995 as a business development manager.
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
Shareholders – As of January 23, 2026, there were approximately 87,254 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. For 2026, the record dates for these dividend payments are expected to be March 6, June 5, September 4 and December 4, 2026, subject to the approval of the Board. On February 3, 2026, we announced a 4% increase in our annualized dividend to $5.92 per share from $5.69 per share, effective with the dividend expected to be paid in June 2026. We expect to return a total of approximately $8.9 billion to shareholders in 2026, comprising dividends of approximately $7.9 billion and share repurchases of approximately $1.0 billion.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2025 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
9/6/2025				$5,740
9/7/2025-10/4/2025	0.7	$141.35	0.7	(97)
				5,643
10/5/2025-11/1/2025	0.4	$149.10	0.4	(61)
				5,582
11/2/2025-11/29/2025	0.3	$145.16	0.3	(50)
				5,532
11/30/2025-12/27/2025	0.2	$147.53	0.2	(32)
Total	1.6	$144.88	1.6	$5,500
(a)All shares were repurchased in open market transactions pursuant to the $10 billion repurchase program authorized by our Board and publicly announced on February 10, 2022, which commenced on February 11, 2022 and was originally set to expire on February 28, 2026. On February 3, 2026, we announced a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock which commenced on February 1, 2026 and will expire on February 28, 2030 (2026 Share Repurchase Program), and such shares are excluded from the above table. The 2026 Share Repurchase Program replaced and superseded the existing share repurchase program. Shares repurchased under the 2026 Share Repurchase Program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
Discussion in this Form 10-K includes results of operations and financial condition for 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For discussion on results of operations and financial condition pertaining to 2023 and year-over-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Exhibit 99.2 to our Current Report on Form 8-K dated July 17, 2025.
OUR BUSINESS
Executive Overview
PepsiCo is a leading global beverage and convenient food company with a complementary portfolio of brands, including Lay’s, Doritos, Cheetos, Gatorade, Pepsi-Cola, Mountain Dew, Quaker and SodaStream. Through our operations, authorized bottlers, contract manufacturers, and other third parties, we make, market, distribute, and sell a wide array of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories.
As a global company with strong local connections, we faced many of the same challenges in 2025 as our consumers, customers, and competitors worldwide. These included ongoing supply chain disruptions; tariffs; persistent inflationary pressures; evolving consumer consumption patterns and preferences; an intensely competitive business environment, including the increased adoption of artificial intelligence technologies; the continued expansion of e-commerce in a rapidly changing retail landscape, including customers moving away from DSD systems; the need for further innovation and collaboration as we progress toward our ambitious packaging and other goals; ongoing macroeconomic and political volatility; and an increasingly complex regulatory environment.
In response to these challenges, we have continued to adapt and innovate, reinforcing our resilience and continued focus on growth. We are focused on improving our productivity, optimizing our operations and harnessing our scale and capabilities across our markets and further elevating the interests, occasions, and channels of consumers in our strategies to lead and shape the future of our categories. This is underpinned by our pep+ (PepsiCo Positive) transformation, now in its fifth year.
A Bold Ambition: Against this backdrop, we have a clear set of priorities: reigniting our North America business by combining operations where it makes the most sense and using the savings to support meaningful investments in our brands; increasing the size, presence and scale of our International business, with a focus on capturing growth in large and developing markets; and working to grow our away-from-home business by expanding our availability and extending into new occasions.
Laying the Groundwork: Since 2018, we have made significant investments in the business to adapt to the changing landscape. This includes increasing investments to strengthen our brands, from transforming our portfolio through innovation and acquisitions, to foundational investments in technology and artificial intelligence to position ourselves to be fit for the future, building a set of high impact commercial, operational, and digital capabilities; expanding and updating our manufacturing footprint to enable geographic growth and capture future demand; right-sizing and modernizing our warehousing and distribution capacity; and transforming our operating model to become more agile, efficient and responsive to the consumer.

Big Changes to Big Things: Guided by pep+, we continue to work to reshape our portfolio to fit today’s world. That includes: reducing added sugar, sodium and saturated fat in core brands like Lay’s and Gatorade; advancing efforts to remove artificial colors and flavors in brands like Lay’s, Cheetos, and Doritos; adding new products with functional benefits, such as Pepsi Prebiotic Cola; and welcoming popular brands like Siete, Sabra and poppi.
We continued to expand our away-from-home business into new occasions. The successful Walking Taco platform is thriving in stadiums, arenas, and parks across the United States, while our “Food Deserves Pepsi” campaign and the “Pepsi Zero Sugar Taste Challenge” have driven higher brand awareness and contributed positively to our performance.
We are becoming a more deeply integrated, more productive organization. This has been one of our biggest priorities over the past year. Since we shifted our operating model at the start of 2025, we have worked hard to be more agile, simpler and more unified. From sharing global services, to streamlining processes, to launching our first new corporate brand identity in nearly 25 years, we are making One PepsiCo real. In North America, we are carefully evaluating an integrated model for our food and beverage supply chains, go-to-market, and commercial capabilities and intend to take a nuanced approach factoring in key components such as return on investment, scale and market share. Our Global Capability Centers now support multiple functions, enabling us to centralize information, reduce duplicative work, and share best practices across the organization.
We are building smarter systems with technologies like artificial intelligence to better serve our customers and consumers, so we can have the right products, at the right place, at the right price. Through our collaborations with cutting-edge technology providers, we are using artificial intelligence to reimagine our go-to-market model, enhance customer support, and empower sales teams to focus on strategic growth. This allows us to unify data, gain real-time inventory visibility, and provide faster, more responsive customer service.
We are becoming more resilient through pep+. pep+ remains central to our strategy, ensuring that we continue to create value for shareholders, customers and consumers, while doing what is right for communities and the planet. In 2025, we stepped up our efforts around key pillars like regenerative agriculture and water use efficiency, with the aim to make a positive impact in markets around the world.
Our Operations
See “Item 1. Business” for information on our segments and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers, competition, research and development, regulatory matters and human capital. In addition, see Note 1 to our consolidated financial statements for financial information about our segments and geographic areas.
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
Our operations in Russia accounted for 5% and 4% of our consolidated net revenue for the years ended December 27, 2025 and December 28, 2024, respectively. Russia accounted for 5% and 3% of our consolidated assets, 20% and 10% of our consolidated cash and cash equivalents, and 39% and 41% of our accumulated currency translation adjustment loss as of December 27, 2025 and December 28, 2024, respectively.
See Notes 1 and 4 to our consolidated financial statements for a discussion of impairment and other charges recognized in the years ended December 27, 2025, December 28, 2024, and December 30, 2023.
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
OECD Model Global Minimum Tax
Numerous countries, including European Union member states, have enacted or are expected to enact legislation incorporating the OECD model rules for a global minimum tax rate of 15% with widespread implementation expected by the end of 2026. As the legislation becomes effective in countries in which we do business, our taxes will increase and negatively impact our provision for income taxes.
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

Changing dynamics at the retail level have also impacted and may continue to impact our ability to grow in certain jurisdictions. In this changing retail landscape, retailers and buying groups are shifting traditional value propositions, removing our products or otherwise reducing shelf space allocated to our products and focusing on introducing and developing private-label brands. We have seen and expect to continue to see retailers and buying groups impact our ability to compete in these jurisdictions. We continue to monitor our relationships with retailers and buying groups and seek to identify actions we may take to maintain mutually beneficial relationships and resolve any significant disputes and potentially mitigate any unfavorable impacts on our future results.
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
Risk Management Framework
The achievement of our strategic and operating objectives involves risks, many of which evolve over time. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations and foster a corporate culture of integrity and risk awareness, we leverage an integrated risk management framework. This framework includes the following:
•PepsiCo’s Board has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. Throughout the year, the Board and relevant Committees of the Board receive updates from management with respect to various enterprise risk management issues and dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail, including risks related to cybersecurity, food safety, sustainability, human capital management and supply chain and commodity inflation. The Board receives and provides feedback on regular updates from management regarding the Company’s top risks, including updates from members of management responsible for overseeing impacted areas (for example, the Chief Strategy and Transformation Officer and Chief Information Security Officer), governance processes associated with managing these risks, the status of projects to strengthen the Company’s risk mitigation efforts and recent incidents impacting the industry and threat landscape. Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, the Board believes it is useful and effective for the full Board to maintain direct oversight over cybersecurity matters. In evaluating top risks, the Board and management consider short-, medium- and long-term potential impacts on the Company’s business, financial condition and results of operations, including looking at the internal and external environment when evaluating risks, risk amplifiers and emerging trends, and considers the risk horizon as part of prioritizing the Company’s risk mitigation efforts. The Board receives updates through presentations, memos and other written materials, teleconferences and other appropriate means of communication, with numerous opportunities for discussion and feedback, and continuously evaluates its approach in addressing top risks as circumstances evolve. For example, as part of risk updates to the Board and relevant Committees during 2025, the Board or its relevant Committee were provided updates on the impact of disruptive events, including geopolitical events and tensions in certain international markets. The Board also receives periodic updates from external experts and advisers on global macroeconomic trends and conditions that may impact the Company’s strategy and financial performance, including geopolitical conflicts, economic instability, labor market trends, changing consumer behavior, retail disruption and digitalization.

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
◦The Nominating and Corporate Governance Committee assists the Board in its oversight of the Company’s governance structure and other corporate governance matters, including succession planning; and
◦The Sustainability and Public Policy Committee of the Board assists the Board in its oversight of PepsiCo’s policies, programs and related risks that concern key sustainability (including climate change), inclusion and public policy matters.
•The PepsiCo Risk Committee (PRC) meets regularly to identify, assess, prioritize and address top strategic, financial, operating, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board and designated Committees. The PRC is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer, General Counsel, Region Chief Executive Officers, and the heads of Enterprise Risk, Corporate Affairs, Human Resources, Research & Development, Information Technology, Sustainability, Strategy, Transformation, International Beverages, Commercial, Global Operations and Marketing;
•Segment and key market risk committees, comprised of cross-functional senior management teams, meet regularly to identify, assess, prioritize and address segment and market-specific business risks;
•PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the segment and key market and function risk committees, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board, the Audit Committee of the Board and other Committees of the Board;
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
Commodity Prices
Our commodity derivative contracts had a total notional value of $1.5 billion as of December 27, 2025 and $1.4 billion as of December 28, 2024. At the end of 2025, the potential change in fair value of commodity derivative contracts, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2025 by $155 million, which would generally be offset by a reduction in the cost of the underlying commodity purchases.
Foreign Exchange
Our operations outside of the United States generated 44% of our consolidated net revenue in 2025, with Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa, collectively, comprising 25% of our consolidated net revenue in 2025. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. Additionally, we are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases, foreign currency assets and liabilities created in the normal course of business. During 2025, unfavorable foreign exchange had a net nominal impact on net revenue performance primarily due to declines in the Mexican peso and Turkish lira, offset by an appreciation of the Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
Our foreign exchange derivative contracts had a total notional value of $3.1 billion as of both December 27, 2025 and December 28, 2024. At the end of 2025, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2025 by $308 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure. Subsequent to December 27, 2025, we executed $1.6 billion of foreign exchange contracts maturing in February 2026 and designated them as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
Our cross-currency swap contracts had a total notional value of $1.7 billion as of December 27, 2025 and $1.2 billion as of December 28, 2024. At the end of 2025, we estimate that an unfavorable 10% change in the underlying exchange rates would have increased our net unrealized losses in 2025 by $173 million, which would be significantly offset by an inverse change in the fair value of the underlying exposure.
The total notional amount of our debt instruments designated as net investment hedges was $4.4 billion as of December 27, 2025 and $2.9 billion as of December 28, 2024. Subsequent to December 27, 2025, we designated $4.5 billion of existing euro denominated debt as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
Interest Rates
Our interest rate swap contracts had a total notional value of $2.0 billion as of both December 27, 2025 and December 28, 2024. Assuming year-end 2025 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased our net interest expense in 2025 by $36 million due to higher cash and cash equivalents and short-term investments levels, as compared with our variable rate debt.
OUR FINANCIAL RESULTS
Results of Operations — Consolidated Review
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends, and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. Unit volume performance adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes. Further, unit volume performance excludes the impact of a 53rd reporting week, where applicable. Our fiscal year ends on the last Saturday of each December, resulting in an additional reporting week every five or six years (53rd reporting week).
Beverage volume includes volume of concentrate sold to independent bottlers and volume of finished products bearing company-owned or licensed trademarks and allied brand products and joint venture trademarks sold by company-owned bottling operations. Beverage volume also includes volume of finished products bearing company-owned or licensed trademarks sold by our noncontrolled affiliates. Concentrate volume sold to independent bottlers is reported in concentrate shipments and equivalents (CSE), whereas finished beverage product volume is reported in bottler case sales (BCS). Both CSE and BCS convert all beverage volume to an 8-ounce-case metric. Typically, CSE and BCS are not equal in any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our net revenue is not entirely based on BCS volume due to the independent bottlers in our supply chain, we believe that BCS is a better measure of the consumption of our beverage products. PBNA, IB Franchise and EMEA, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and PBNA, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks.
Convenient food volume includes volume sold by us and our noncontrolled affiliates of convenient food products bearing company-owned or licensed trademarks. Internationally, we measure convenient food product volume in kilograms, while in North America we measure convenient food product volume in pounds.
Consolidated Net Revenue and Operating Profit

	2025	2024	Change
Net revenue	$93,925	$91,854	2%
Operating profit	$11,498	$12,887	(11)%
Operating margin	12.2%	14.0%	(1.8)
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit decreased 11%, primarily driven by certain operating cost increases, impairment charges related to the Rockstar brand, a decline in organic volume, a 5-percentage-point impact of higher commodity costs and higher acquisition and divestiture-related charges. These impacts were partially offset by productivity savings and effective net pricing. Additionally, a favorable impact of prior-year impairment and other charges associated with our TBG investment and receivables related to the sale of Tropicana, Naked and other select juice brands (Juice Transaction) and lower advertising and marketing expenses contributed to the decline.
Other Consolidated Results

	2025	2024	Change
Other pension and retiree medical benefits expense	$133	$22	$111
Net interest expense and other	$1,121	$919	$202
Annual tax rate	19.0%	19.4%
Net income attributable to PepsiCo	$8,240	$9,578	(14)%
Net income attributable to PepsiCo per common share – diluted	$6.00	$6.95	(14)%
Other pension and retiree medical benefits expense increased $111 million, primarily reflecting recognition of fixed income losses on plan assets and the impact of the freeze of benefit accruals to U.S. salaried participants effective December 31, 2025. See Note 7 to our consolidated financial statements for further information.
Net interest expense and other increased $202 million, due to higher average debt balances, higher interest rates on average debt balances and lower interest rates on average cash balances, partially offset by higher average cash balances.
The reported tax rate decreased 0.4 percentage points, primarily reflecting the release of federal interest accruals.
Results of Operations — Segment Review
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

	2025
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume(b)	Effective net pricing
PFNA	—%	—	(2)	(2)%	(2)	1
PBNA	1.5%	—	—	1%	(3.5)	5
IB Franchise	2%	—	—	3%	—	2
EMEA	8%	(2.5)	—	6%	(3)	9
LatAm Foods	—%	5	—	4.5%	—	4
Asia Pacific Foods	2%	1	(1)	1.5%	5	(3)
Total	2%	—	(1)	2%	(2)	4
(a)Amounts may not sum due to rounding.
(b)In certain instances, the impact of organic volume change on net revenue performance differs from the unit volume change disclosed in the following segment discussions due to the impacts of product mix, nonconsolidated joint venture volume, and, for our franchise beverage businesses, temporary timing differences between BCS and CSE. We report net revenue from our franchise beverage businesses based on CSE. The volume sold by our nonconsolidated joint ventures has no direct impact on our net revenue.

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

	2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$6,173	$1,089	$1,769	$2,106	$2,010	$369	$(2,018)	$11,498
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(1)	(1)
Restructuring and impairment charges	344	281	14	195	52	12	66	964
Acquisition and divestiture-related charges	28	422	—	—	—	3	—	453
Impairment and other charges	—	1,523	73	270	—	80	—	1,946
Indirect tax impact	—	—	—	—	82	—	—	82
Pension and retiree medical-related impact	—	(30)	—	—	—	—	—	(30)
Core, non-GAAP measure	6,545	3,285	1,856	2,571	2,144	464	(1,953)	14,912
Impact of foreign exchange translation	7	4	9	(104)	117	3	—	36
Core Constant Currency, non-GAAP measure	$6,552	$3,289	$1,865	$2,467	$2,261	$467	$(1,953)	$14,948

Reported Operating Profit % Change, GAAP measure	(7)%	(53)%	21%	7%	(2)%	(2)%	6%	(11)%
Core Operating Profit % Change, non-GAAP measure	(6)%	6%	9%	15%	2%	19%	7%	1.5%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(6)%	6%	9%	10%	8%	20%	7%	2%

	2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$6,619	$2,302	$1,462	$1,971	$2,052	$377	$(1,896)	$12,887
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(25)	(25)
Restructuring and impairment charges	161	238	24	116	49	9	101	698
Acquisition and divestiture-related charges	9	8	—	—	—	5	—	22
Impairment and other charges	9	556	4	145	—	—	—	714
Indirect tax impact	—	—	218	—	—	—	—	218
Product recall-related impact	184	—	—	—	—	—	—	184
Core, non-GAAP measure	$6,982	$3,104	$1,708	$2,232	$2,101	$391	$(1,820)	$14,698
(a)See “Items Affecting Comparability” for further information.
PFNA
Net revenue increased slightly, primarily driven by the favorable impact of acquisitions and effective net pricing, partially offset by a decrease in organic volume.
Unit volume declined 2%, driven by a 3% decrease in savory snacks volume.
Operating profit decreased 7%, primarily reflecting certain operating cost increases, including strategic initiatives, higher restructuring charges and the decrease in organic volume. These impacts were partially offset by productivity savings and a favorable impact of the prior-year charges associated with a previously announced voluntary recall of certain bars and cereals in our PFNA segment (Quaker Recall).
PBNA
Net revenue increased 1.5%, primarily driven by effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, driven by a 6% decline in non-carbonated beverage volume and a slight decline in CSD volume.
Operating profit decreased 53%, primarily reflecting impairment charges related to the Rockstar brand. Operating profit also decreased due to certain operating cost increases, acquisition and divestiture-related charges related to our VNGR Beverage, LLC (poppi) acquisition, the decline in organic volume and a 5-percentage-point impact of higher commodity costs, driven by a 6-percentage-point impact of tariffs. These impacts were partially offset by a favorable impact of prior-year impairment and other charges associated with our TBG investment and Juice Transaction-related receivables, the effective net pricing, productivity savings, and lower advertising and marketing expenses.
IB Franchise
Net revenue increased 2%, primarily reflecting effective net pricing.
Unit volume grew 1.5%, primarily reflecting growth in the Middle East, China and Pakistan.
Operating profit increased 21%, primarily reflecting a favorable impact of a prior-year indirect tax reserve, the net revenue growth and lower advertising and marketing costs, partially offset by an impairment charge related to the Rockstar brand.

EMEA
Net revenue increased 8%, primarily reflecting effective net pricing and a 2.5-percentage-point impact of favorable foreign exchange translation, partially offset by an organic volume decline.
Convenient food unit volume declined 5%, primarily reflecting a decline in South Africa.
Beverage unit volume grew slightly, primarily reflecting growth in the Middle East, Germany, Poland and Turkey, partially offset by declines in South Africa and Russia.
Operating profit increased 7%, primarily reflecting the effective net pricing, productivity savings, a favorable impact of prior-year impairment and other charges associated with our TBG investment and Juice Transaction-related receivables and a 5-percentage-point impact of favorable foreign exchange translation. These impacts were partially offset by certain operating cost increases, a 22-percentage-point impact of higher commodity costs, primarily dairy, potatoes and cooking oil, an impairment charge related to the Rockstar brand and higher restructuring charges.
LatAm Foods
Net revenue decreased slightly, primarily reflecting a 5-percentage-point impact of unfavorable foreign exchange translation, partially offset by effective net pricing.
Unit volume grew 1%, primarily reflecting growth in Brazil, Peru, Colombia and Argentina, partially offset by a decline in Mexico.
Operating profit decreased 2%, primarily reflecting certain operating cost increases, a 6-percentage-point impact each of higher commodity costs and unfavorable foreign exchange translation and an unfavorable impact of an indirect tax audit settlement, partially offset by productivity savings and the effective net pricing.
Asia Pacific Foods
Net revenue increased 2%, primarily reflecting organic volume growth, partially offset by unfavorable net pricing.
Unit volume grew 4%, primarily reflecting growth in India, Thailand and Australia, partially offset by a decline in China.
Operating profit decreased 2%, primarily reflecting certain operating cost increases, an impairment charge related to the Be & Cheery brand and the unfavorable net pricing. These impacts were partially offset by productivity savings, the organic volume growth, lower advertising and marketing costs and a 5-percentage-point impact of lower commodity costs.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges associated with acquisitions and divestitures; gains associated with divestitures; asset impairment charges (non-cash); product recall-related impact; pension and retiree medical-related amounts, including all settlement and curtailment gains and losses; charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; and debt redemptions, cash tender or exchange offers. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-K.
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
The following non-GAAP financial measures contained in this Form 10-K are discussed below:
Organic revenue performance
We define organic revenue performance as a measure that adjusts for the impacts of foreign exchange translation (on a constant currency basis, as defined below), acquisitions and divestitures, and every five or six years, the impact of the 53rd reporting week. Beginning in 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue performance provides useful information in evaluating the results of our business because it adjusts for items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits expense/income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Multi-Year Productivity Plan (2019 Productivity Plan), charges associated with our acquisitions and divestitures, impairment and other charges/credits, indirect and income tax impacts, product recall-related impact and the impact of settlement, curtailment and certain other gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability, on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. In addition, beginning in 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Return on Invested Capital” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-K are impacted by the following items in each of the following years:

	2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$43,066	$50,859	$37,368	$1,993	$11,498	$(133)	$1,949	$8,240
Items Affecting Comparability
Mark-to-market net impact	(3)	3	4	—	(1)	—	—	(1)
Restructuring and impairment charges	(236)	236	(728)	—	964	19	191	792
Acquisition and divestiture-related charges	(57)	57	(346)	(50)	453	—	106	347
Impairment and other charges	—	—	(3)	(1,943)	1,946	—	455	1,491
Indirect and income tax impact (b)	—	—	(82)	—	82	—	(29)	111
Pension and retiree medical-related impact	—	—	30	—	(30)	279	53	196
Core, non-GAAP measure	$42,770	$51,155	$36,243	$—	$14,912	$165	$2,725	$11,176

	2024
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits (expense)/income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$41,744	$50,110	$37,190	$33	$12,887	$(22)	$2,320	$9,578
Items Affecting Comparability
Mark-to-market net impact	26	(26)	(1)	—	(25)	—	(6)	(19)
Restructuring and impairment charges	(133)	133	(551)	(14)	698	29	164	563
Acquisition and divestiture-related charges	—	—	(22)	—	22	—	4	18
Impairment and other charges	—	—	(695)	(19)	714	—	184	530
Indirect and income tax impact	(218)	218	—	—	218	—	—	218
Product recall-related impact	(176)	176	(8)	—	184	3	44	143
Pension and retiree medical-related impact	—	—	—	—	—	276	61	215
Core, non-GAAP measure	$41,243	$50,611	$35,913	$—	$14,698	$286	$2,771	$11,246
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
(b)Provision for income taxes includes the impact of an income tax audit settlement in our LatAm Foods segment.

	2025	2024	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$6.00	$6.95	(14)%
Mark-to-market net impact	—	(0.01)
Restructuring and impairment charges	0.58	0.41
Acquisition and divestiture-related charges	0.25	0.01
Impairment and other charges	1.09	0.38
Indirect and income tax impact	0.08	0.16
Product recall-related impact	—	0.10
Pension and retiree medical-related impact	0.14	0.16
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$8.14	$8.16	—%
Impact of foreign exchange translation			—
Growth in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure			—%
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan to date through December 27, 2025, we have incurred pre-tax charges of $3.6 billion, including cash expenditures of $2.7 billion. In our 2026 financial results, we expect to incur pre-tax charges of approximately $900 million, including cash expenditures of approximately $750 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our consolidated financial statements for further information related to our 2019 Productivity Plan. We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our consolidated financial statements.
Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration and acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangible assets, employee-related costs, closing costs and other integration costs.
See Note 13 to our consolidated financial statements for further information.
Impairment and Other Charges/Credits
We recognized impairment charges taken primarily as a result of our quantitative assessments of certain of our indefinite-lived intangible assets and related to our investment in TBG. In addition, we recorded allowance for expected credit losses related to outstanding receivables from TBG associated with the Juice Transaction.
See Notes 1, 4 and 9 to our consolidated financial statements for further information.
Indirect and Income Tax Impact
We recognized additional expenses related to an indirect and income tax audit settlement in our LatAm Foods segment and an indirect tax reserve in our IB Franchise segment.
See Note 1 to our consolidated financial statements for further information.
Product Recall-Related Impact
We recognized property, plant and equipment write-offs, employee severance costs and other costs in our PFNA segment associated with a previously announced voluntary recall of certain bars and cereals.
See Note 1 to our consolidated financial statements for further information.
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges due to lump sum distributions to retired or terminated employees and the purchases of group annuity contracts whereby a third-party insurance company assumed the obligation to pay and administer future benefit payments for certain retirees. The settlement charges were triggered when the aggregate of the cumulative lump sum distributions and the annuity contract premium exceeded the total annual service and interest costs. Pension and retiree medical-related impact also includes curtailment losses due to restructuring actions as part of our 2019 Productivity Plan. We also recorded pre-tax income in our PBNA segment associated with pension-related liabilities from previous acquisitions.
See Notes 1 and 7 to our consolidated financial statements for further information.

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
As of December 27, 2025, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of December 27, 2025, Russia accounted for 20% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of December 27, 2025, our mandatory transition tax liability was $965 million, which must be paid in 2026 and will represent our final payment under the provisions of the TCJ Act. See Note 5 to our consolidated financial statements for further discussion of the TCJ Act.
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
The table below summarizes our cash activity:

	2025	2024
Net cash provided by operating activities	$12,087	$12,507
Net cash used for investing activities	$(6,879)	$(5,472)
Net cash used for financing activities	$(4,979)	$(7,556)
Operating Activities
In 2025, net cash provided by operating activities was $12.1 billion, compared to $12.5 billion in the prior year. The decrease in operating cash flow primarily reflects increased cash payments for restructuring charges and cash payments for acquisition and divestiture-related charges.

Investing Activities
In 2025, net cash used for investing activities was $6.9 billion, primarily reflecting net cash paid in connection with our acquisitions of poppi of $1.95 billion and Garza Food Ventures LLC (Siete) of $1.2 billion, as well as net capital spending of $3.9 billion.
In 2024, net cash used for investing activities was $5.5 billion, primarily reflecting net capital spending of $5.0 billion.
See Note 1 to our consolidated financial statements for further discussion of capital spending by segment and see Note 13 to our consolidated financial statements for further discussion of our acquisitions.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
In 2025, net cash used for financing activities was $5.0 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $8.6 billion, as well as payments of long-term debt borrowings of $4.1 billion, partially offset by proceeds from the issuances of long-term debt of $8.2 billion.
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
We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. On February 3, 2026, we announced the 2026 Share Repurchase Program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information. In addition, on February 3, 2026, we announced a 4% increase in our annualized dividend to $5.92 per share from $5.69 per share, effective with the dividend expected to be paid in June 2026. We expect to return a total of approximately $8.9 billion to shareholders in 2026, comprising dividends of approximately $7.9 billion and share repurchases of approximately $1.0 billion.
Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	2025	2024	Change
Net cash provided by operating activities, GAAP measure	$12,087	$12,507	(3)%
Capital spending	(4,415)	(5,318)
Sales of property, plant and equipment	528	342
Free cash flow, non-GAAP measure	$8,200	$7,531	9%
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
Return on Invested Capital
ROIC is a non-GAAP financial measure. For further information on ROIC, see “Non-GAAP Measures.”

2025
Net income attributable to PepsiCo	$8,240
Interest expense	1,840
Tax on interest expense	(410)
$9,670

Average debt obligations (a)	$48,848
Average common shareholders’ equity (b)	18,929
Average invested capital	$67,777

ROIC, non-GAAP measure	14.3%
(a)Includes a quarterly average of short-term and long-term debt obligations.
(b)Includes a quarterly average of common stock, capital in excess of par value, retained earnings, accumulated other comprehensive loss and repurchased common stock.
The table below reconciles ROIC as calculated above to net ROIC, excluding items affecting comparability.

2025
ROIC, non-GAAP measure	14.3%
Impact of:
Average cash, cash equivalents and short-term investments	2.3
Interest income	(1.0)
Tax on interest income	0.2
Mark-to-market net impact (a)	—
Restructuring and impairment charges (a)	0.9
Acquisition and divestiture-related charges (a)	0.4
Impairment and other charges (a)	1.7
Indirect and income tax impact (a)	0.1
Product recall-related impact (a)	—
Pension and retiree medical-related impact (a)	0.2
Core Net ROIC, non-GAAP measure	19.1%
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
•revenue recognition;
•goodwill and other intangible assets;
•income tax expense and accruals; and
•pension and retiree medical plans.
Revenue Recognition
We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of beverage and convenient food products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that generally do not allow for a right of return, except in the instance of a product recall or other limited circumstances that may allow for product returns. Our policy for DSD is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for product recall, anticipated damaged and out-of-date products.
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
As of December 27, 2025, the estimated fair value of the SodaStream reporting unit narrowly exceeded its carrying value. Given the low coverage, there could be further impairment to the carrying value of the SodaStream reporting unit goodwill if future sales and operating profit results are not in line with the forecasted future cash flows of the business and/or if macroeconomic conditions worsen and drive an increase in the weighted-average cost of capital used to estimate its fair value. We continue to monitor the performance of the SodaStream reporting unit, as well as all of our indefinite-lived intangible assets.
Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.
See Notes 2, 4 and 13 to our consolidated financial statements for further information.
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
In 2025, our annual tax rate was 19.0% compared to 19.4% in 2024. See “Other Consolidated Results” for further information.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2026	2025	2024
Pension
Service cost discount rate	6.1%	6.0%	5.4%
Interest cost discount rate	5.0%	5.4%	5.1%
Expected rate of return on plan assets	7.3%	7.1%	7.0%
Retiree medical
Service cost discount rate	5.2%	5.6%	5.1%
Interest cost discount rate	4.6%	5.2%	5.0%
Expected rate of return on plan assets	7.5%	7.1%	7.1%
In 2025, the aggregate of lump sum distributions and the purchase of a group annuity contract exceeded the total of annual service and interest cost and triggered pre-tax settlement charges for certain U.S. defined pension plans. In addition, we expect the impact of the freeze of benefit accruals to U.S. salaried participants effective December 31, 2025, changes in discount rates and higher expected rate of return on plan assets to decrease our pension and retiree medical expense in 2026.
Sensitivity of Assumptions
A decrease in each of the collective discount rates or in the expected rate of return assumptions would increase expense for our benefit plans. A 100-basis-point decrease in each of the above discount rates and expected rate of return assumptions would individually increase 2026 pre-tax pension and retiree medical expense as follows:

Assumption	Amount
Discount rates used in the calculation of expense	$64
Expected rate of return	$142
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
We made discretionary contributions of $200 million to a U.S. qualified defined benefit plan and $52 million to our international pension benefit plans in January 2026.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
(in millions except per share amounts)

	2025	2024	2023
Net Revenue	$93,925	$91,854	$91,471
Cost of sales	43,066	41,744	41,881
Gross profit	50,859	50,110	49,590
Selling, general and administrative expenses	37,368	37,190	36,677
Impairment of intangible assets (see Notes 1 and 4)	1,993	33	927
Operating Profit	11,498	12,887	11,986
Other pension and retiree medical benefits (expense)/income	(133)	(22)	250
Net interest expense and other	(1,121)	(919)	(819)
Income before income taxes	10,244	11,946	11,417
Provision for income taxes	1,949	2,320	2,262
Net income	8,295	9,626	9,155
Less: Net income attributable to noncontrolling interests	55	48	81
Net Income Attributable to PepsiCo	$8,240	$9,578	$9,074
Net Income Attributable to PepsiCo per Common Share
Basic	$6.02	$6.97	$6.59
Diluted	$6.00	$6.95	$6.56
Weighted-average common shares outstanding
Basic	1,369	1,373	1,376
Diluted	1,373	1,378	1,383

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
(in millions)

	2025	2024	2023
Net income	$8,295	$9,626	$9,155
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	1,723	(1,962)	(307)
Net change on cash flow hedges	44	113	(32)
Net pension and retiree medical adjustments	452	5	(358)
Net change on available-for-sale debt securities and other	369	(234)	465
Total other comprehensive income/(loss), net of taxes	2,588	(2,078)	(232)
Comprehensive income	10,883	7,548	8,923
Less: Comprehensive income attributable to noncontrolling interests	55	48	81
Comprehensive Income Attributable to PepsiCo	$10,828	$7,500	$8,842

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
(in millions)

	2025	2024	2023
Operating Activities
Net income	$8,295	$9,626	$9,155
Depreciation and amortization	3,451	3,160	2,948
Impairment and other charges	1,946	714	1,230
Product recall-related impact	—	187	136
Cash payments for product recall-related impact	(6)	(148)	—
Operating lease right-of-use asset amortization	727	655	570
Share-based compensation expense	288	362	380
Restructuring and impairment charges	983	727	445
Cash payments for restructuring charges	(796)	(436)	(434)
Acquisition and divestiture-related charges	453	22	41
Cash payments for acquisition and divestiture-related charges	(228)	(18)	(41)
Pension and retiree medical plan expenses	504	414	150
Pension and retiree medical plan contributions	(472)	(348)	(410)
Deferred income taxes and other tax charges and credits	71	(42)	(271)
Tax payments related to the TCJ Act	(772)	(579)	(309)
Change in assets and liabilities:
Accounts and notes receivable	(580)	(138)	(793)
Inventories	(150)	(314)	(261)
Prepaid expenses and other current assets	195	40	(13)
Accounts payable and other current liabilities	(677)	(943)	420
Income taxes payable	(433)	(123)	310
Other, net	(712)	(311)	189
Net Cash Provided by Operating Activities	12,087	12,507	13,442

Investing Activities
Capital spending	(4,415)	(5,318)	(5,518)
Sales of property, plant and equipment	528	342	198
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(3,391)	(256)	(314)
Divestitures, sales of investments in noncontrolled affiliates and other assets	39	166	75
Short-term investments, by original maturity:
More than three months - purchases	(190)	(425)	(555)
More than three months - maturities	605	—	556
More than three months - sales	—	—	12
Three months or less, net	45	5	3
Other investing, net	(100)	14	48
Net Cash Used for Investing Activities	(6,879)	(5,472)	(5,495)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
(in millions)

	2025	2024	2023
Financing Activities
Proceeds from issuances of long-term debt	$8,189	$4,042	$5,482
Payments of long-term debt	(4,082)	(3,886)	(3,005)
Short-term borrowings, by original maturity:
More than three months - proceeds	6,391	5,786	5,428
More than three months - payments	(7,920)	(5,639)	(3,106)
Three months or less, net	1,170	392	(29)
Cash dividends paid	(7,638)	(7,229)	(6,682)
Share repurchases	(1,000)	(1,000)	(1,000)
Proceeds from exercises of stock options	97	166	116
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(113)	(135)	(140)
Other financing	(73)	(53)	(73)
Net Cash Used for Financing Activities	(4,979)	(7,556)	(3,009)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	422	(687)	(277)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	651	(1,208)	4,661
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	8,553	9,761	5,100
Cash and Cash Equivalents and Restricted Cash, End of Year	$9,204	$8,553	$9,761

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 27, 2025 and December 28, 2024
(in millions except per share amounts)

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$9,159	$8,505
Short-term investments	371	761
Accounts and notes receivable, net	11,506	10,333
Inventories
Raw materials and packaging	2,581	2,440
Work-in-process	143	104
Finished goods	3,121	2,762
	5,845	5,306
Prepaid expenses and other current assets	1,068	921
Total Current Assets	27,949	25,826
Property, Plant and Equipment, net	29,905	28,008
Amortizable Intangible Assets, net	1,219	1,102
Goodwill	18,916	17,534
Other Indefinite-Lived Intangible Assets	13,847	13,699
Investments in Noncontrolled Affiliates	2,038	1,985
Deferred Income Taxes	4,541	4,362
Other Assets	8,984	6,951
Total Assets	$107,399	$99,467

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$6,861	$7,082
Accounts payable and other current liabilities	25,903	24,454
Total Current Liabilities	32,764	31,536
Long-Term Debt Obligations	42,321	37,224
Deferred Income Taxes	3,802	3,484
Other Liabilities	7,965	9,052
Total Liabilities	86,852	81,296
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,367 and 1,372 shares, respectively)	23	23
Capital in excess of par value	4,451	4,385
Retained earnings	72,788	72,266
Accumulated other comprehensive loss	(15,024)	(17,612)
Repurchased common stock, in excess of par value 500 and 495 shares, respectively)	(41,832)	(41,021)
Total PepsiCo Common Shareholders’ Equity	20,406	18,041
Noncontrolling interests	141	130
Total Equity	20,547	18,171
Total Liabilities and Equity	$107,399	$99,467

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
(in millions except per share amounts)

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,372	$23	1,374	$23	1,377	$23
Change in repurchased common stock	(5)	—	(2)	—	(3)	—
Balance, end of year	1,367	23	1,372	23	1,374	23
Capital in Excess of Par Value
Balance, beginning of year		4,385		4,261		4,134
Share-based compensation expense		280		357		379
Stock option exercises, RSUs and PSUs converted		(92)		(90)		(107)
Withholding tax on RSUs and PSUs converted		(113)		(135)		(140)
Other		(9)		(8)		(5)
Balance, end of year		4,451		4,385		4,261
Retained Earnings
Balance, beginning of year		72,266		70,035		67,800
Net income attributable to PepsiCo		8,240		9,578		9,074
Cash dividends declared (a)		(7,718)		(7,347)		(6,839)
Balance, end of year		72,788		72,266		70,035
Accumulated Other Comprehensive Loss
Balance, beginning of year		(17,612)		(15,534)		(15,302)
Other comprehensive income/(loss) attributable to PepsiCo		2,588		(2,078)		(232)
Balance, end of year		(15,024)		(17,612)		(15,534)
Repurchased Common Stock
Balance, beginning of year	(495)	(41,021)	(493)	(40,282)	(490)	(39,506)
Share repurchases	(7)	(1,000)	(6)	(1,000)	(6)	(1,000)
Stock option exercises, RSUs and PSUs converted	2	189	4	256	3	223
Other	—	—	—	5	—	1
Balance, end of year	(500)	(41,832)	(495)	(41,021)	(493)	(40,282)
Total PepsiCo Common Shareholders’ Equity		20,406		18,041		18,503
Noncontrolling Interests
Balance, beginning of year		130		134		124
Net income attributable to noncontrolling interests		55		48		81
Distributions to noncontrolling interests		(44)		(49)		(68)
Other, net		—		(3)		(3)
Balance, end of year		141		130		134
Total Equity		$20,547		$18,171		$18,637

(a) Cash dividends declared per common share were $5.6225, $5.3300 and $4.9450 for 2025, 2024 and 2023, respectively.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 — Basis of Presentation and Our Segments
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally 50% or less. Intercompany balances and transactions are eliminated. As a result of exchange restrictions and other operating restrictions, during the periods presented, we did not have control over our Venezuelan subsidiaries. As such, our Venezuelan subsidiaries are not included within our consolidated financial results for any period presented.
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
Our fiscal year ends on the last Saturday of each December, resulting in a 53rd reporting week every five or six years. While our North America financial results are reported on a weekly calendar basis, our international operations are reported on a monthly calendar basis. The following chart details our quarterly reporting schedule:

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

Our Segments
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
4)Europe, Middle East and Africa (EMEA), which includes our convenient food businesses and our beverage businesses with company-owned bottlers in Europe, the Middle East and Africa;
5)Latin America Foods (LatAm Foods), which includes all of our convenient food businesses in Latin America; and
6)Asia Pacific Foods, which consists of our convenient food businesses in Asia Pacific, including China, Australia and New Zealand, as well as India.
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of beverages and convenient foods, serving customers and consumers in more than 200 countries and territories with our largest operations in the United States, Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa.
The accounting policies for the segments are the same as those described in Note 2, except for the following allocation methodologies:
•share-based compensation expense;
•pension and retiree medical expense; and
•derivatives.
Share-Based Compensation Expense
Our segments are held accountable for share-based compensation expense and, therefore, this expense is allocated to our segments as an incremental employee compensation cost. The expense allocated to our segments excludes any impact of changes in our assumptions during the year which reflect market conditions over which segment management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
Pension and Retiree Medical Expense
Pension and retiree medical service costs measured at fixed discount rates are reflected in segment results. The variance between the fixed discount rate used to determine the service cost reflected in segment results and the discount rate as disclosed in Note 7 is reflected in corporate unallocated expenses.
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

Net Revenue, Significant Expenses and Operating Profit by Segment
Our chief operating decision maker (CODM) is our Chairman and Chief Executive Officer. Our CODM uses segment operating profit as the profit measure to evaluate segment performance and allocate resources across segments. Corporate unallocated expenses, other pension and retiree medical benefits (expense)/income and net interest expense and other are centrally managed costs and are therefore excluded from this profit measure to provide better transparency of our segment operating results. Our CODM considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.
Significant expenses are expenses which are regularly provided to the CODM and are included in segment operating profit. These consist of segment cost of sales, segment selling, general and administrative expenses, and various items affecting comparability. Segment cost of sales includes raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, excluding the impact of items affecting comparability. Segment selling, general and administrative expenses include the costs to execute sales to customers, distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, costs related to brand and product marketing to consumers, other ongoing operating costs that are not directly related to manufacturing, distribution, selling, advertising or marketing activities as well as other income or expense items, excluding the impact of items affecting comparability. Items affecting comparability include restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges/credits, indirect tax impact, product recall-related impact and pension and retiree medical-related impact.
Asset and other balance sheet information for segments is not provided to the CODM.
Net revenue, significant expenses and operating profit of each segment are as follows:

	2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$27,528	$28,197	$4,997	$18,025	$10,549	$4,629	$93,925
Segment cost of sales (a)	10,564	12,910	1,529	10,437	4,480	2,850
Segment selling, general and administrative expenses (a)	10,419	12,002	1,612	5,017	3,925	1,315
Restructuring and impairment charges (b)	344	281	14	195	52	12
Acquisition and divestiture-related charges (c)	28	422	—	—	—	3
Impairment and other charges (d)	—	1,523	73	270	—	80
Indirect tax impact (e)	—	—	—	—	82	—
Pension and retiree medical-related impact (f)	—	(30)	—	—	—	—
Segment operating profit	$6,173	$1,089	$1,769	$2,106	$2,010	$369	$13,516
Corporate unallocated expenses							(2,018)
Operating profit							11,498
Other pension and retiree medical benefits expense							(133)
Net interest expense and other							(1,121)
Income before income taxes							$10,244

	2024
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$27,431	$27,769	$4,879	$16,658	$10,568	$4,549	$91,854
Segment cost of sales (a)	10,245	12,701	1,482	9,639	4,420	2,756
Segment selling, general and administrative expenses (a)(g)	10,204	11,964	1,689	4,787	4,047	1,402
Restructuring and impairment charges (b)	161	238	24	116	49	9
Acquisition and divestiture-related charges (c)	9	8	—	—	—	5
Impairment and other charges (d)	9	556	4	145	—	—
Indirect tax impact (e)	—	—	218	—	—	—
Product recall-related impact (h)	184	—	—	—	—	—
Segment operating profit	$6,619	$2,302	$1,462	$1,971	$2,052	$377	$14,783
Corporate unallocated expenses							(1,896)
Operating profit							12,887
Other pension and retiree medical benefits expense							(22)
Net interest expense and other							(919)
Income before income taxes							$11,946

	2023
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$28,015	$27,626	$4,559	$16,210	$10,576	$4,485	$91,471
Segment cost of sales (a)	10,432	12,856	1,478	9,666	4,591	2,711
Segment selling, general and administrative expenses (a)	10,158	11,808	1,641	4,569	4,056	1,404
Restructuring and impairment charges (b)	42	41	11	227	29	8
Acquisition and divestiture-related charges (c)	—	16	—	(2)	—	2
Impairment and other charges/credits (d)	—	321	862	(14)	2	59
Product recall-related impact (h)	136	—	—	—	—	—
Segment operating profit	$7,247	$2,584	$567	$1,764	$1,898	$301	$14,361
Corporate unallocated expenses							(2,375)
Operating profit							11,986
Other pension and retiree medical benefits income							250
Net interest expense and other							(819)
Income before income taxes							$11,417
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges, impairment and other charges/credits, indirect tax impact, product recall-related impact and pension and retiree medical-related impact lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges.
(c)See Note 13 for further information related to acquisitions and divestiture-related charges.
(d)See below and Note 4 for impairment and other charges taken. In 2023, EMEA included adjustments for changes in estimates of previously recorded amounts.
(e)In 2025, we recorded a pre-tax charge of $82 million in selling, general and administrative expenses and income tax expense of $29 million in provision for income taxes (collectively, $0.08 per share) related to an indirect and income tax audit settlement in our LatAm Foods segment. In 2024, we recorded a pre-tax charge of $218 million ($218 million after-tax or $0.16 per share) in cost of sales related to an indirect tax reserve in our IB Franchise segment.
(f)We recognized pre-tax income of $30 million ($22 million after-tax or $0.02 per share) in our PBNA segment, recorded in selling, general and administrative expenses, associated with pension-related liabilities from previous acquisitions.
(g)We recognized a pre-tax gain of $122 million ($92 million after-tax or $0.07 per share) in our PFNA segment, recorded in selling, general and administrative expenses, related to the remeasurement of our previously held 50% equity ownership in Sabra at fair value. See Note 13 for further information.
(h)In 2024, we recorded a pre-tax charge of $187 million ($143 million after-tax or $0.10 per share) associated with the Quaker Recall with $176 million recorded in cost of sales related to property, plant and equipment write-offs, employee severance costs and other costs,

$8 million recorded in selling, general and administrative expenses and $3 million recorded in other pension and retiree medical benefits (expense)/income, which is not included in operating profit. In 2023, we recorded a pre-tax charge of $136 million ($104 million after-tax or $0.07 per share) in cost of sales for product returns, inventory write-offs and customer and consumer-related costs associated with the Quaker Recall.
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business:

	2025		2024		2023
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	51%	49%	50%	50%	50%	50%
International (b)	31%	69%	29%	71%	29%	71%
PepsiCo	42%	58%	42%	58%	41%	59%
(a)Beverage revenue from company-owned bottlers, which primarily includes our consolidated bottling operations in our PBNA and EMEA segments, is 36% of our consolidated net revenue in 2025 and 35% of our consolidated net revenue in both 2024 and 2023. Generally, our finished goods beverage operations produce higher net revenue, but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient food revenue generated from our EMEA segment is 37% and 63% of EMEA net revenue, respectively, in 2025, and 35% and 65% of EMEA net revenue, respectively, in both 2024 and 2023.
Impairment and Other Charges
A summary of impairment and other charges taken, which are primarily as a result of our quantitative assessments, is as follows:

	2025	2024	2023	Affected Line Item in the Income Statement
PFNA
Other	$—	$9	$—	Impairment of intangible assets
PBNA
Rockstar (a)	1,539	—	—	Impairment of intangible assets
TBG (b)	(16)	556	321	Selling, general and administrative expenses
IB Franchise
Rockstar (a)	73	—	—	Impairment of intangible assets
SodaStream (a)	—	—	862	Impairment of intangible assets
Other	—	4	—	Selling, general and administrative expenses
EMEA
Rockstar (a)	251	—	—	Impairment of intangible assets
TBG (b)	19	135	—	Selling, general and administrative expenses
Other (c)	—	10	(14)	Impairment of intangible assets, selling, general and administrative expenses and cost of sales
LatAm Foods
Other	—	—	2	Selling, general and administrative expenses
Asia Pacific Foods
Be & Cheery	80	—	59	Impairment of intangible assets
Total	$1,946	$714	$1,230
After-tax amount (d)	$1,491	$584	$1,014
Impact on net income attributable to PepsiCo per common share (d)	$(1.09)	$(0.42)	$(0.73)
(a)See Note 4 for further information regarding impairment of intangible assets. For information on our policies for indefinite-lived intangible assets, see Note 2.

(b)See Note 9 for further information regarding our proportionate share of TBG’s indefinite-lived intangible assets impairment and other-than-temporary impairment of our investment in TBG. In 2024, we recorded an allowance for expected credit losses of $193 million, primarily related to outstanding receivables associated with the Juice Transaction. In 2025, we recorded adjustments for changes in estimates of previously recorded amounts.
(c)2023 amount includes adjustments for changes in estimates of previously recorded amounts.
(d)2025 includes a tax benefit of $39 million ($0.03 per share) related to the prior-year impairment of our investment in TBG.
Other Segment Information
Capital spending and depreciation and amortization of each segment are as follows:

	Capital Spending			Depreciation and Amortization
	2025	2024	2023	2025	2024	2023
PFNA	$1,051	$1,306	$1,444	$969	$862	$798
PBNA	1,344	1,541	1,723	1,093	1,069	1,025
IB Franchise	124	148	110	109	109	99
EMEA	744	880	831	549	477	448
LatAm Foods	672	809	814	417	382	362
Asia Pacific Foods	257	312	312	153	133	118
Total segment	4,192	4,996	5,234	3,290	3,032	2,850
Corporate	223	322	284	161	128	98
Total	$4,415	$5,318	$5,518	$3,451	$3,160	$2,948
Net revenue by country is as follows:

	2025	2024	2023
United States	$52,228	$51,668	$52,165
Mexico	6,947	7,123	7,011
Russia	4,768	3,880	3,566
Canada	3,729	3,764	3,722
China	2,621	2,709	2,703
United Kingdom	2,142	2,063	1,946
Brazil	1,782	1,765	1,779
South Africa	1,767	1,859	1,707
All other countries	17,941	17,023	16,872
Total	$93,925	$91,854	$91,471
Property, plant and equipment, net by geography is as follows:

	2025	2024
United States	$16,671	$16,550
International (a)	13,234	11,458
Total	$29,905	$28,008
(a)Mexico accounted for 9% and 8% of our consolidated property, plant and equipment, net as of December 27, 2025 and December 28, 2024, respectively. No other individual country exceeded 5% of our consolidated property, plant and equipment, net.
Corporate Unallocated Expenses
Corporate unallocated expenses include costs of our corporate headquarters, centrally managed initiatives such as our ongoing business transformation initiatives, unallocated research and development costs, foreign exchange transaction gains and losses, unallocated insurance and benefit programs, commodity derivative gains and losses, as well as certain other items.

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
The transfer of control of products to our customers is typically based on written sales terms that generally do not allow for a right of return, except in the instance of a product recall or other limited circumstances that may allow for product returns. Our policy for DSD is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for product recall, anticipated damaged and out-of-date products.
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
We are exposed to concentration of credit risk from our major customers, including Walmart. We have not experienced credit issues with these customers. In 2025, sales to Walmart and its affiliates (including Sam’s) represented approximately 14% of our consolidated net revenue, including concentrate sales to our independent bottlers, which were used in finished goods sold by them to Walmart.
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

The terms of most of our incentive arrangements do not exceed one year and, therefore, do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Upfront payments to customers under these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $329 million as of December 27, 2025 and $237 million as of December 28, 2024 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $5.4 billion in 2025, $5.9 billion in 2024 and $5.7 billion in 2023, including advertising expenses of $3.4 billion in 2025, $3.9 billion in 2024 and $3.8 billion in 2023. Deferred advertising costs are not expensed until the year first used and consist of:
•media and personal service prepayments;
•promotional materials in inventory; and
•production costs of future media advertising.
Deferred advertising costs of $48 million and $58 million as of December 27, 2025 and December 28, 2024, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, which include certain merchandising activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $16.7 billion in 2025, $16.0 billion in 2024 and $15.4 billion in 2023.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (1) external direct costs of materials and services utilized in developing or obtaining computer software, (2) compensation and related benefits for employees who are directly associated with the software projects and (3) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to 10 years. Software amortization totaled $260 million in 2025, $199 million in 2024 and $159 million in 2023. Net capitalized software and development costs were $1.8 billion and $1.5 billion as of December 27, 2025 and December 28, 2024, respectively.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.

Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $839 million, $813 million and $804 million in 2025, 2024 and 2023, respectively, and are reported within selling, general and administrative expenses.
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
•Financial Instruments – Note 9.
•Leases – Note 12.

•Acquisitions and Divestitures – Note 13.
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
•Translation of Financial Statements of Foreign Subsidiaries – Generally, financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment. For foreign subsidiaries operating in highly inflationary economies, the reporting currency of the immediate parent becomes the functional currency. Non-functional currency monetary assets and liabilities are remeasured at period-end exchange rates, with the impact of any changes in exchange rates included in net income. Non-monetary assets and liabilities are carried forward at historical exchange rates starting from when hyperinflationary accounting is implemented.
Recently Issued Accounting Pronouncements
Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. We adopted the guidance in our 2025 annual reporting, on a prospective basis. See Note 5 for further information.
Not Yet Adopted
In September 2025, the FASB issued guidance to improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.

In July 2025, the FASB issued guidance to provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. We will adopt the guidance when it becomes effective. The guidance is not expected to have a material impact on our consolidated financial statements.
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
Note 3 — Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. These pre-tax charges are expected to consist of approximately 50% of severance and other employee-related costs, 15% for asset impairments (all non-cash) resulting from plant closures and related actions and 35% for other costs associated with the implementation of our initiatives.
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	20%	25%	2%	25%	10%	3%	15%

A summary of our 2019 Productivity Plan charges is as follows:

	2025	2024	2023
Cost of sales	$236	$133	$13
Selling, general and administrative expenses	728	551	433
Impairment of intangible assets	—	14	—
Other pension and retiree medical benefits expense/(income) (a)	19	29	(1)
Total restructuring and impairment charges	$983	$727	$445
After-tax amount	$792	$563	$349
Impact on net income attributable to PepsiCo per common share	$(0.58)	$(0.41)	$(0.25)

	2025	2024	2023	Plan to Date through 12/27/2025
PFNA	$344	$161	$42	$776
PBNA	281	238	41	786
IB Franchise	14	24	11	65
EMEA	195	116	227	956
LatAm Foods	52	49	29	299
Asia Pacific Foods	12	9	8	99
Corporate	66	101	88	484
	964	698	446	3,465
Other pension and retiree medical benefits expense/(income) (a)	19	29	(1)	145
Total	$983	$727	$445	$3,610
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

Plan to Date through 12/27/2025
Severance and other employee costs	$1,789
Asset impairments	546
Other costs	1,275
Total	$3,610
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including consulting and other professional fees, as well as contract termination costs.

A summary of our 2019 Productivity Plan is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 31, 2022	$188	$—	$8	$196
2023 restructuring charges	243	2	200	445
Cash payments (a)	(242)	—	(192)	(434)
Non-cash charges and translation	(1)	(2)	(7)	(10)
Liability as of December 30, 2023	188	—	9	197
2024 restructuring charges	384	114	229	727
Cash payments (a)	(204)	—	(232)	(436)
Non-cash charges and translation	(30)	(114)	20	(124)
Liability as of December 28, 2024	338	—	26	364
2025 restructuring charges	355	240	388	983
Cash payments (a)	(384)	—	(412)	(796)
Non-cash charges and translation	(1)	(240)	16	(225)
Liability as of December 27, 2025	$308	$—	$18	$326
(a)Excludes cash expenditures of $12 million in 2025, $7 million in 2024 and $1 million in 2023, reported in the cash flow statement in pension and retiree medical plan contributions.
Substantially all of the restructuring accrual at December 27, 2025 is expected to be paid by the end of 2026.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
For information on additional impairment charges, see Notes 1, 4 and 9.
Note 4 — Intangible Assets
A summary of our amortizable intangible assets is as follows:

		2025			2024			2023
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$835	$(244)	$591	$821	$(223)	$598
Customer relationships (a)	15 – 24	773	(347)	426	565	(279)	286
Brands	20 – 40	1,084	(1,021)	63	1,051	(977)	74
Other identifiable intangibles	10 – 24	433	(294)	139	420	(276)	144
Total		$3,125	$(1,906)	$1,219	$2,857	$(1,755)	$1,102
Amortization expense				$83			$74	$75
(a)Increase is primarily related to acquisitions of poppi and Siete. See Note 13 for further information on acquisitions.

Amortization is recognized on a straight-line basis over an intangible asset’s estimated useful life. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 27, 2025 and using average 2025 foreign exchange rates, is expected to be as follows:

	2026	2027	2028	2029	2030
Five-year projected amortization	$78	$74	$73	$72	$63
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
Indefinite-Lived Intangible Assets
In 2025, business performance in conjunction with lower expectations of future business performance compared to projections, as well as the transaction discussed below, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in certain markets and required us to perform quantitative assessments on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 (significant unobservable inputs) measurement. We determined that the carrying value exceeded the fair value, which reflected our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions), as well as an increase in the weighted-average cost of capital. As a result of the quantitative assessments, we recorded pre-tax impairment charges of $1.9 billion ($1.5 billion after-tax or $1.11 per share) in impairment of intangible assets primarily comprised of the Rockstar brand in our PBNA, EMEA, and IB Franchise segments.
On August 28, 2025, we consummated a transaction with Celsius, pursuant to which we acquired convertible preferred shares and transferred cash and certain non-cash assets, primarily the Rockstar brand of $0.5 billion in the United States and Canada (Celsius Transaction). For further information on the convertible preferred shares, see Note 9. On the same date, we entered into an agreement with Celsius to be the exclusive distributor for the Alani Nu brand in certain channels in the United States and Canada that commenced in the fourth quarter of 2025.
As discussed in Note 2, we perform our annual impairment assessment on indefinite-lived intangible assets during our third quarter. The annual impairment assessment on indefinite-lived intangible assets performed in the third quarter of 2025, based on best available market information and our internal forecasts and operating plans at the time, did not result in any further material impairment charges.
As of December 27, 2025, the estimated fair value of the SodaStream reporting unit narrowly exceeded its carrying value. Given the low coverage, there could be further impairment to the carrying value of the SodaStream reporting unit goodwill if future sales and operating profit results are not in line with the forecasted future cash flows of the business and/or if macroeconomic conditions worsen and drive an increase in the weighted-average cost of capital used to estimate its fair value. We continue to monitor the performance of the SodaStream reporting unit, as well as all of our indefinite-lived intangible assets.
We did not recognize any impairment charges for goodwill in the years ended December 27, 2025 and December 28, 2024.
In 2023, macroeconomic conditions, including higher interest rates, inflationary costs, and the ongoing conflict in the Middle East, and recent business performance indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in various markets, primarily assumptions underlying the weighted-average cost of capital and the impact of economic uncertainty on current and future financial performance, and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 measurement. We determined that the carrying value exceeded the fair value for certain of our intangible assets, which reflects the increase in the weighted-average cost of capital as well as our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions). As a result of the quantitative assessment, we recorded pre-tax impairment charges of $0.6 billion ($0.5 billion after-tax or $0.35 per share) for brands and $0.3 billion ($0.3 billion after-tax or $0.22 per share) for goodwill, both in impairment of intangible assets, primarily related to the SodaStream brand and reporting unit in our IB Franchise segment, in the year ended December 30, 2023. See Note 1 for further information.
For further information on our policies for indefinite-lived intangible assets, see Note 2.
The components of indefinite-lived intangible assets are as follows:

	2025	2024
Goodwill	$18,916	$17,534
Other indefinite-lived intangible assets
Reacquired franchise rights	7,542	7,437
Acquired franchise rights (a)	2,099	1,858
Brands (b)	4,206	4,404
Total indefinite-lived intangible assets	$32,763	$31,233
(a)Increase is primarily related to acquired distribution rights for the Alani Nu brand.
(b)Decrease is primarily related to impairments of the Rockstar and Be & Cheery brands as well as the sale of the Rockstar brand in connection with the transaction described above, partially offset by acquisitions of poppi and Siete. See Note 13 for further information on acquisitions.
The change in the book value of goodwill is as follows:

	PFNA	PBNA	IB Franchise	EMEA(a)	LatAm Foods	Asia Pacific Foods	Total
Balance as of December 30, 2023	$642	$11,961	$1,986	$2,382	$393	$364	$17,728
Acquisitions (b)	159	—	—	—	—	3	162
Translation and other	(10)	(36)	(68)	(188)	(39)	(15)	(356)
Balance as of December 28, 2024	791	11,925	1,918	2,194	354	352	17,534
Acquisitions (b)	625	179	—	—	—	—	804
Translation and other	6	21	3	494	31	23	578
Balance as of December 27, 2025	$1,422	$12,125	$1,921	$2,688	$385	$375	$18,916
(a)Translation and other in 2024 primarily reflects the depreciation of the Russian ruble and euro. Translation and other in 2025 primarily reflects appreciation of the Russian ruble, euro and South African rand.
(b)Primarily related to the acquisitions of Sabra in 2024 and Siete in 2025 in our PFNA segment and poppi in our PBNA segment. See Note 13 for further information on acquisitions.
Note 5 — Income Taxes
The components of income before income taxes are as follows:

	2025	2024	2023
United States	$806	$2,590	$4,120
Foreign	9,438	9,356	7,297
	$10,244	$11,946	$11,417

The provision for income taxes consisted of the following:

	2025	2024	2023
Current:
U.S. Federal	$299	$1,033	$1,133
Foreign	1,583	1,406	1,201
State	42	255	309
	1,924	2,694	2,643
Deferred:
U.S. Federal	116	(306)	(109)
Foreign	(116)	(10)	(212)
State	25	(58)	(60)
	25	(374)	(381)
	$1,949	$2,320	$2,262
A reconciliation of the U.S. Federal statutory tax rate to our 2025 annual tax rate is as follows:

	Amount	Tax Rate
U.S. Federal statutory tax	$2,151	21.0%
State income tax, net of U.S. Federal tax benefit (a)	25	0.2
Changes in valuation allowances	12	0.1
Foreign tax effects
Ireland
Statutory income tax rate differential	(119)	(1.2)
Other	24	0.2
Singapore
Tax incentive	(113)	(1.1)
Other	(26)	(0.3)
Switzerland
Changes in valuation allowances	(149)	(1.5)
Other	32	0.3
Bermuda
Statutory income tax rate differential	(310)	(3.0)
Other foreign jurisdictions	21	0.2
Effect of cross-border tax laws (b)
Transfer pricing adjustments	128	1.3
Global intangible low-tax income (GILTI)	115	1.1
Other	(110)	(1.0)
Tax credits	(29)	(0.3)
Changes in unrecognized tax benefits	181	1.8
Nondeductible and nontaxable items, net	(31)	(0.3)
Other	147	1.5
Reported tax	$1,949	19.0%
(a)State taxes in California, Illinois, New Jersey, Texas, Minnesota, Oregon, Wisconsin, Louisiana, Michigan, and Arizona make up the majority (greater than 50%) of the tax effect in this category.
(b)Includes the impact of any tax credits.

A reconciliation of the U.S. Federal statutory tax rate to our 2024 and 2023 annual tax rate is as follows:

	2024	2023
U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of U.S. Federal tax benefit	1.3	1.8
Lower taxes on foreign results	(2.5)	(2.5)
Juice Transaction	—	(0.1)
Other, net	(0.4)	(0.4)
Annual tax rate	19.4%	19.8%
A summary of income taxes paid in 2025 is as follows:

Amount
U.S. Federal	$1,107
U.S. State and Local (a)	243
Foreign
Ireland	424
Mexico	313
Russia	237
Other	759
1,733
Total	$3,083
(a)No single state or local jurisdiction accounts for more than 5% of the total income taxes paid.
Tax Cuts and Jobs Act
As of December 27, 2025, our mandatory transition tax liability was $965 million, which must be paid in 2026 and will represent our final payment under the provisions of the TCJ Act. We reduced our liability through cash payments by $772 million in 2025, $579 million in 2024 and $309 million in 2023.
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
Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBB Act did not have a material impact on our annual effective tax rate in 2025 and we do not expect it to have a material impact in 2026.
Numerous countries, including European Union member states, have enacted or are expected to enact legislation incorporating the OECD model rules for a global minimum tax rate of 15% with widespread implementation expected by the end of 2026. Legislation enacted as of December 27, 2025 did not have a material impact on our financial statements for 2025. As the legislation becomes effective in countries in which we do business, our taxes will increase and negatively impact our provision for income taxes.
In 2024 and 2023, tax benefits of $54 million ($0.04 per share) and $68 million ($0.05 per share), respectively, were recorded related to the impairment of certain consolidated investments.

Deferred tax liabilities and assets are comprised of the following:

	2025	2024
Deferred tax liabilities
Property, plant and equipment	$2,047	$1,868
Right-of-use assets	819	772
Debt guarantee of wholly-owned subsidiary	578	578
Recapture of net operating losses	488	488
Pension liabilities	238	112
Other	486	301
Gross deferred tax liabilities	4,656	4,119

Deferred tax assets
Net carryforwards	6,849	6,737
Intangible assets other than nondeductible goodwill	1,996	1,599
Lease liabilities	819	773
Share-based compensation	141	148
Retiree medical benefits	96	104
Other employee-related benefits	372	415
Deductible state tax and interest benefits	181	202
Capitalized research and development	134	256
Other	927	948
Gross deferred tax assets	11,515	11,182
Valuation allowances	(6,120)	(6,185)
Deferred tax assets, net	5,395	4,997
Net deferred tax (assets)/liabilities	$(739)	$(878)
A summary of our valuation allowance activity is as follows:

	2025	2024	2023
Balance, beginning of year	$6,185	$6,478	$5,013
(Benefit)/provision	(284)	(198)	1,419
Other additions/(deductions)	219	(95)	46
Balance, end of year	$6,120	$6,185	$6,478
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2014-2024	2014-2019
Mexico	2014-2024	2014-2020
Canada (Domestic)	2021-2024	2021
Canada (International)	2012-2024	2012-2021
Russia	2022-2024	None

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
As of December 27, 2025, the total gross amount of reserves for income taxes, reported in other liabilities, was $2.4 billion. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $450 million as of December 27, 2025, of which $2 million of tax benefit was recognized in 2025, reflecting the release of federal interest accruals. The gross amount of interest accrued, reported in other liabilities, was $469 million as of December 28, 2024, of which $103 million of tax expense was recognized in 2024.
A reconciliation of unrecognized tax benefits is as follows:

	2025	2024
Balance, beginning of year	$2,284	$2,093
Additions for tax positions related to the current year	153	210
Additions for tax positions from prior years	124	108
Reductions for tax positions from prior years	(76)	(46)
Settlement payments	(114)	(24)
Statutes of limitations expiration	(18)	(31)
Translation and other	23	(26)
Balance, end of year	$2,376	$2,284
Carryforwards and Allowances
Operating loss carryforwards and income tax credits totaling $35.5 billion as of December 27, 2025 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses and income tax credits from prior periods to reduce future taxable income or income tax liabilities. These operating losses and income tax credits will expire as follows: $0.8 billion in 2026, $29.9 billion between 2027 and 2044 and $4.8 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.
Undistributed International Earnings
As of December 27, 2025, we had approximately $12 billion of undistributed international earnings. We intend to continue to reinvest $12 billion of earnings outside the United States for the foreseeable future and while future distribution of these earnings would not be subject to U.S. federal tax expense, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
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
As of December 27, 2025, 89 million shares were available for future share-based compensation grants under the LTIP.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses, and excess tax benefits recognized:

	2025	2024	2023
Share-based compensation expense - equity awards	$288	$362	$380
Share-based compensation expense - liability awards	13	7	19
Restructuring charges	(8)	(5)	(1)
Total	$293	$364	$398
Income tax benefits recognized in earnings related to share-based compensation	$53	$68	$73
Excess tax benefits related to share-based compensation	$3	$33	$36
As of December 27, 2025, there was $329 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2025	2024	2023
Expected life	7 years	7 years	7 years
Risk-free interest rate	4.1%	4.2%	4.2%
Expected volatility	16%	16%	16%
Expected dividend yield	3.5%	2.9%	2.7%
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
A summary of our stock option activity for the year ended December 27, 2025 is as follows:

	Options(a)	Weighted-Average Exercise Price Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 28, 2024	11,055	$143.88
Granted	1,804	$150.28
Exercised	(896)	$108.72
Forfeited/expired	(642)	$163.52
Outstanding at December 27, 2025	11,321	$146.60	6.0	$100,992
Exercisable at December 27, 2025	6,279	$134.10	4.2	$98,385
Expected to vest as of December 27, 2025	4,793	$162.45	8.2	$2,468
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
The fair value of RSUs and PSUs is measured at the market price of the Company’s stock on the date of grant.

A summary of our RSU and PSU activity for the year ended December 27, 2025 is as follows:

	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value Per Unit	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 28, 2024	5,366	$166.09
Granted	2,199	$153.22
Converted	(1,849)	$163.78
Forfeited	(607)	$163.47
Outstanding at December 27, 2025 (b)	5,109	$161.72	1.3	$734,635
Expected to vest as of December 27, 2025 (c)	4,411	$162.11	1.2	$634,185
(a)In thousands. Outstanding awards are disclosed at target.
(b)The outstanding PSUs for which the vesting period has not ended as of December 27, 2025, at the threshold, target and maximum award levels were zero, 0.7 million and 1.4 million, respectively.
(c)Represents the number of outstanding awards expected to vest, including estimated performance adjustments on all outstanding PSUs as of December 27, 2025.
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
A summary of our long-term cash activity for the year ended December 27, 2025 is as follows:

	Long-Term Cash Award(a)	Balance Sheet Date Fair Value(b)	Contractual Life Remaining (years)
Outstanding at December 28, 2024	$53,970
Granted	21,636
Vested	(11,274)
Forfeited	(7,297)
Outstanding at December 27, 2025 (c)	$57,035	$36,064	1.2
Expected to vest as of December 27, 2025	$54,169	$33,597	1.2
(a)In thousands, disclosed at target.
(b)In thousands, based on the most recent valuation as of December 27, 2025.
(c)The outstanding awards for which the vesting period has not ended as of December 27, 2025, at the threshold, target and maximum award levels based on the achievement of its market conditions were zero, $57 million and $114 million, respectively.

Other Share-Based Compensation Data
The following is a summary of other share-based compensation data:

	2025	2024	2023
Stock Options
Total number of options granted (a)	1,804	2,034	2,162
Weighted-average grant-date fair value per unit of options granted	$21.13	$27.29	$29.81
Total intrinsic value of options exercised (a)	$35,558	$99,388	$100,209
Total grant-date fair value of options vested (a)	$32,506	$14,759	$11,830
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,199	2,348	2,151
Weighted-average grant-date fair value per unit of RSUs/PSUs granted	$153.22	$164.25	$171.11
Total intrinsic value of RSUs/PSUs converted (a)	$299,958	$372,612	$396,123
Total grant-date fair value of RSUs/PSUs vested (a)	$300,591	$280,673	$286,605
(a)In thousands.
As of December 27, 2025 and December 28, 2024, there were approximately 341,000 and 311,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
Note 7 — Pension, Retiree Medical and Savings Plans
In 2025 and 2024, we recognized pre-tax settlement charges of $237 million ($183 million after-tax or $0.13 per share) and $213 million ($165 million after-tax or $0.12 per share), respectively, in a U.S. qualified defined benefit pension plan due to lump sum distributions to retired or terminated employees and the purchases of group annuity contracts whereby a third-party insurance company assumed the obligation to pay and administer future benefit payments for certain retirees. The settlement charges were triggered when the aggregate of the cumulative lump sum distributions and the annuity contract premiums exceeded the total annual service and interest cost.
As of December 31, 2025, benefit accruals for salaried participants in the U.S. qualified defined benefit plans were frozen.
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual and expected return on plan assets, as well as changes in our assumptions, are determined at each measurement date. These differences are recognized as a component of net gain or loss in accumulated other comprehensive loss within common shareholders’ equity. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan obligations, a portion of the net gain or loss is included in other pension and retiree medical benefits (expense)/income for the following year based upon the average remaining service life for participants in PepsiCo Employees Retirement Hourly Plan (Plan H) (approximately 10 years) and retiree medical (approximately 12 years), and the remaining life expectancy for participants in PepsiCo Employees Retirement Plan I (Plan I) (approximately 26 years).
The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in other pension and retiree medical benefits (expense)/income on a straight-line basis over the average remaining service life for participants in Plan H, and the remaining life expectancy for participants in Plan I, except that prior service cost/(credit) for salaried participants subject to the benefit accruals freeze effective December 31, 2025 was amortized on a straight-line basis over the period up to the effective date of the freeze.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation
Obligation at beginning of year	$11,324	$12,035	$2,786	$2,986	$616	$677
Service cost	312	347	47	46	31	31
Interest cost	586	585	152	144	30	32
Plan amendments	10	12	1	1	—	—
Participant contributions	—	—	2	2	—	—
Experience loss/(gain)	247	(563)	(74)	(55)	18	(44)
Benefit payments	(640)	(617)	(112)	(108)	(74)	(78)
Settlement/curtailment	(678)	(506)	(109)	(62)	—	—
Special termination benefits	21	31	—	—	—	1
Other, including foreign currency adjustment	—	—	234	(168)	2	(3)
Obligation at end of year	11,182	11,324	2,927	2,786	623	616

Change in fair value of plan assets
Fair value at beginning of year	10,609	11,541	3,397	3,528	163	183
Actual return on plan assets	1,296	(10)	149	142	15	5
Employer contributions/funding	354	236	67	59	51	53
Participant contributions	—	—	2	2	—	—
Benefit payments	(640)	(617)	(112)	(108)	(74)	(78)
Settlement	(670)	(539)	(109)	(62)	—	—
Other, including foreign currency adjustment	—	(2)	258	(164)	—	—
Fair value at end of year	10,949	10,609	3,652	3,397	155	163
Funded status	$(233)	$(715)	$725	$611	$(468)	$(453)

Amounts recognized
Other assets	$413	$388	$983	$792	$—	$—
Other current liabilities	(61)	(85)	(14)	(10)	(55)	(52)
Other liabilities	(585)	(1,018)	(244)	(171)	(413)	(401)
Net amount recognized	$(233)	$(715)	$725	$611	$(468)	$(453)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,035	$3,618	$612	$633	$(295)	$(333)
Prior service cost/(credit)	61	54	(3)	(5)	(9)	(14)
Total	$3,096	$3,672	$609	$628	$(304)	$(347)

Changes recognized in net loss/(gain) included in other comprehensive loss
Net (gain)/loss arising in current year	$(252)	$320	$(21)	$8	$14	$(36)
Amortization and settlement recognition	(331)	(298)	(59)	(43)	25	25
Foreign currency translation loss/(gain)	—	—	59	(39)	(1)	1
Total	$(583)	$22	$(21)	$(74)	$38	$(10)

Accumulated benefit obligation at end of year	$11,093	$11,069	$2,740	$2,638
The net gain arising in the current year is primarily attributable to higher actual asset return as compared to expected return on plan assets, partially offset by losses due to changes in discount rates and demographic experience.

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
•Special termination benefits are the additional benefits offered to employees upon departure due to actions such as restructuring.
The components of total pension and retiree medical benefit costs are as follows:

	Pension						Retiree Medical
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$312	$347	$327	$47	$46	$43	$31	$31	$29
Other pension and retiree medical benefits expense/(income):
Interest cost	586	585	593	152	144	141	30	32	36
Expected return on plan assets	(805)	(871)	(851)	(202)	(205)	(192)	(11)	(13)	(13)
Amortization of prior service costs/(credits)	3	(24)	(26)	(1)	(2)	(1)	(5)	(5)	(6)
Amortization of net losses/(gains)	84	77	70	27	21	13	(25)	(25)	(27)
Net settlement/curtailment losses (a)	247	254	4	32	22	10	—	—	—
Special termination benefits	21	31	(1)	—	—	—	—	1	—
Total other pension and retiree medical benefits expense/(income)	136	52	(211)	8	(20)	(29)	(11)	(10)	(10)
Total	$448	$399	$116	$55	$26	$14	$20	$21	$19
(a)In 2025 and 2024, U.S. includes settlement charges of $237 million ($183 million after-tax or $0.13 per share) and $213 million ($165 million after-tax or $0.12 per share), respectively, related to the aggregate of lump sum distributions and the purchases of group annuity contracts exceeding the total of annual service and interest cost.

The following table provides the weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost
Service cost discount rate	5.8%	5.1%	5.4%	7.8%	6.9%	7.0%	5.6%	5.1%	5.4%
Interest cost discount rate	5.4%	5.1%	5.4%	5.3%	5.0%	5.4%	5.2%	5.0%	5.3%
Expected return on plan assets	7.5%	7.4%	7.4%	5.8%	5.8%	5.7%	7.1%	7.1%	7.1%
Rate of salary increases	3.9%	3.9%	3.2%	4.0%	4.3%	4.2%

Projected Benefit Obligation
Discount rate	5.5%	5.7%	5.1%	5.8%	5.5%	5.1%	5.2%	5.5%	5.1%
Rate of salary increases	3.1%	3.9%	3.9%	4.5%	4.0%	4.3%

The following table provides selected information about plans with accumulated benefit obligation and total projected benefit obligation in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2025	2024	2025	2024	2025	2024
Selected information for plans with accumulated benefit obligation in excess of plan assets
Obligation for service to date	$(7,123)	$(7,315)	$(279)	$(194)
Fair value of plan assets	$6,480	$6,399	$177	$135
Selected information for plans with projected benefit obligation in excess of plan assets
Benefit obligation	$(7,126)	$(7,502)	$(435)	$(346)	$(623)	$(616)
Fair value of plan assets	$6,480	$6,399	$177	$165	$155	$163
Of the total projected pension benefit obligation as of December 27, 2025, approximately $632 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments
Our estimated future benefit payments are as follows:

	2026	2027	2028	2029	2030	2031 - 2035
Pension	$1,259	$963	$951	$977	$999	$5,242
Retiree medical (a)	$76	$74	$72	$70	$68	$305
(a)Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be less than $1 million for each of the years from 2026 through 2030 and approximately $2 million in total for 2031 through 2035.
These future benefit payments to beneficiaries include payments from both funded and unfunded plans.

Funding
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2025	2024	2023	2025	2024	2023
Discretionary (a)	$261	$161	$267	$—	$—	$—
Non-discretionary	160	134	97	51	53	46
Total	$421	$295	$364	$51	$53	$46
(a)Includes $250 million contribution in 2025, $150 million contribution in 2024 and $250 million contribution in 2023 to fund our U.S. qualified defined benefit plans.
We made discretionary contributions of $200 million to a U.S. qualified defined benefit plan and $52 million to our international pension benefit plans in January 2026. In addition, in 2026, we expect to make non-discretionary contributions of approximately $80 million to our U.S. and international pension benefit plans and contributions of approximately $55 million for retiree medical benefits.
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
For 2026 and 2025, our expected long-term rate of return on U.S. plan assets is 7.8% and 7.5%, respectively. Our target investment allocations for U.S. plan assets are as follows:

	2026	2025
Fixed income	58%	56%
U.S. equity	22%	22%
International equity	16%	18%
Real estate	4%	4%
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
Plan assets measured at fair value as of year-end 2025 and 2024 are categorized consistently by Level 1 (quoted prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 in both years and are as follows:

	Fair Value Hierarchy Level	2025	2024
U.S. plan assets (a)(b)
Equity securities, including preferred stock (c)	1	$4,248	$4,270
Government securities (d)	2	1,573	1,538
Corporate bonds (d)	2	3,963	3,903
Mortgage-backed securities (d)	2	134	125
Contracts with insurance companies (e)	3	1	1
Cash and cash equivalents (f) (g)	1, 2	700	732
Sub-total U.S. plan assets		10,619	10,569
Investments measured at net asset value (h)		817	561
Securities lending payables, net of dividends and interest receivable (g)		(332)	(358)
Total U.S. plan assets		$11,104	$10,772
International plan assets
Equity securities (c)	1	$1,215	$1,172
Government securities (d)	2	987	932
Corporate bonds (d)	2	610	469
Fixed income commingled funds (i)	1	616	557
Contracts with insurance companies (e)	3	—	29
Cash and cash equivalents	1	85	128
Sub-total international plan assets		3,513	3,287
Investments measured at net asset value (h)		122	79
Dividends and interest receivable		17	31
Total international plan assets		$3,652	$3,397
(a)Includes $155 million and $163 million in 2025 and 2024, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.
(b)Includes securities loaned to borrowers under the securities lending program with fair value of $649 million and $630 million in 2025 and 2024, respectively.
(c)Invested in U.S. and international common stock and commingled funds, and the preferred stock portfolio was invested in domestic and international corporate preferred stock investments. The common and preferred stock investments are based on quoted prices in active markets. The commingled funds are based on the published price of the fund and include one large-cap fund that represents 12% of total U.S. plan assets for both 2025 and 2024.
(d)These investments are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets. Corporate bonds of U.S.-based companies represents 31% of total U.S. plan assets for both 2025 and 2024.
(e)Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable. During 2025, our international plans liquidated Level 3 investments, resulting in no Level 3 assets as of year-end. The changes in U.S. Level 3 amounts were not significant in the years ended December 27, 2025 and December 28, 2024.
(f)Includes Level 1 assets of $446 million and $456 million, and Level 2 assets of $254 million and $276 million for 2025 and 2024, respectively.
(g)Includes $430 million and $447 million of cash collateral for 2025 and 2024, respectively, under the securities lending program offset by corresponding securities lending payable of the same amount. The net impact on the fair value of U.S. plan assets is zero.
(h)Includes investments in private credit funds, limited partnerships and mortgage funds. These funds are based on the net asset value of the investments owned by these funds as determined by independent third parties using inputs that are not observable. The majority of the funds are redeemable quarterly subject to availability of cash and have notice periods ranging from 30 to 90 days.
(i)Based on the published price of the fund.

Retiree Medical Cost Trend Rates
The assumed health care cost trend rates are as follows:

	2026	2025
Average increase assumed	8%	5%
Ultimate projected increase	4%	4%
Year of ultimate projected increase	2046	2046
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
In 2025, 2024 and 2023, our total Company contributions were $434 million, $411 million and $356 million, respectively.
Note 8 — Debt Obligations
The following table summarizes our debt obligations:

	2025(a)	2024(a)
Short-term debt obligations (b)
Current maturities of long-term debt	$4,030	$4,004
Commercial paper (3.8% and 4.5%)	2,641	2,818
Other borrowings	190	260
	$6,861	$7,082
Long-term debt obligations (b)
Notes due 2025 (3.2%)	$—	$3,999
Notes due 2026 (3.6% and 3.7%)	4,003	3,941
Notes due 2027 (3.2% and 3.1%)	3,933	3,370
Notes due 2028 (2.4% and 2.1%)	4,203	3,240
Notes due 2029 (4.3% and 4.6%)	4,043	3,239
Notes due 2030 (3.2% and 2.6%)	4,171	2,472
Notes due 2031-2060 (3.4% and 3.2%)	25,956	20,928
Other, due 2025-2042	42	39
	46,351	41,228
Less: current maturities of long-term debt obligations	4,030	4,004
Total	$42,321	$37,224
(a)Amounts are shown net of unamortized net discounts of $224 million and $267 million for 2025 and 2024, respectively.
(b)The interest rates presented reflect weighted-average effective interest rates at year-end. Certain of our fixed rate indebtedness have been swapped to floating rates through the use of interest rate derivative instruments. See Note 9 for further information regarding our interest rate swap contracts.

As of December 27, 2025 and December 28, 2024, our international debt of $272 million and $325 million, respectively, was related to borrowings from external parties, including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
In 2025, we issued the following senior notes:

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
In 2025, we entered into a new five-year unsecured revolving credit agreement (2025 Five-Year Credit Agreement), which expires on May 23, 2030. The 2025 Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $0.75 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2025 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The 2025 Five-Year Credit Agreement replaced our $5.0 billion five-year credit agreement, dated as of May 24, 2024.
Also in 2025, we entered into a new 364-day unsecured revolving credit agreement (2025 364-Day Credit Agreement), which expires on May 22, 2026. The 2025 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 2025 364-Day Credit Agreement replaced our $5.0 billion 364-day credit agreement, dated as of May 24, 2024.
Funds borrowed under the 2025 Five-Year Credit Agreement and the 2025 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 27, 2025, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement.
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
Our hedging strategies include the use of derivatives and non-derivative debt instruments. Certain derivatives are designated as either cash flow, fair value or net investment hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period that the hedged item impacts earnings. Gains or losses on derivatives designated as cash flow and net investment hedges are recorded in accumulated other comprehensive loss within common shareholders’ equity and reclassified to our income statement when the hedged transaction affects earnings for cash flow hedges and when the hedged foreign operation is either sold or substantially liquidated for net investment hedges. If it becomes probable that the hedged transaction will not occur, we immediately recognize the related hedging gains or losses in earnings; such gains or losses reclassified during the year ended December 27, 2025 were not material.
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
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 27, 2025 was $96 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of December 27, 2025.
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
As of December 27, 2025, approximately 11% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 13% as of December 28, 2024.
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
Net Investment Hedges
We are exposed to foreign exchange risk from net investments in our foreign operations. We manage this risk for certain of our foreign operations by utilizing derivative and non-derivative instruments, including cross-currency interest rate swaps, forward contracts and foreign currency denominated debt designated as net investment hedges. The cross-currency interest rate swaps and forward contracts have terms of no more than ten years and one year, respectively.
We use the spot method to assess hedge effectiveness for our net investment hedges. Excluded components in the form of interest accruals on cross-currency interest rate swaps are recorded in net interest expense and other. Excluded components in the form of forward points on forward contracts are recorded in selling, general and administrative expenses.
The notional amounts of our financial instruments used to hedge the above risks as of December 27, 2025 and December 28, 2024 are as follows:

	Notional Amounts(a)
	2025	2024
Commodity contracts	$1.5	$1.4
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts (b)	$3.1	$3.1
Cross-currency contracts	$1.7	$1.2
Non-derivative debt instruments (b)	$4.4	$2.9
(a)In billions.
(b)Subsequent to December 27, 2025, we designated $1.6 billion of foreign exchange contracts maturing in February 2026 and $4.5 billion of existing euro denominated debt as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
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
In 2022, we entered into an agreement with Celsius to distribute Celsius energy drinks in the United States and invested $550 million in Series A convertible preferred shares (Series A shares) issued by Celsius, which included certain conversion and redemption features. Shares underlying the transaction were priced at $75 per share ($25 per share after a three-for-one stock split in 2023), and are entitled to a 5% annual dividend, payable either in cash or in-kind. On August 28, 2025, as part of the Celsius Transaction described in Note 4, we acquired Series B convertible preferred shares (Series B shares) issued by Celsius, valued at $585 million upon acquisition, excluding acquisition-related charges. Shares underlying the transaction were priced at $51.75 per share and are entitled to a 5% annual dividend, payable either in cash or in-kind. In addition, as part of this transaction, the conversion and redemption periods of the Series A shares were extended to match the terms of the newly issued Series B shares, which was accounted for as a modification. Both series of shares include certain conversion and redemption features and convert into Celsius common shares after six years from issuance of the Series B shares if certain market-based conditions are met, or can be redeemed for cash after seven years from issuance of the Series B shares. Given our redemption rights associated with both series of shares, we classified our investments as Level 3 investments in available-for-sale debt securities.

The activity related to our Level 3 investments in certain available-for-sale debt securities is as follows:

	2025	2024
Celsius:
Balance, beginning of year	$785	$1,156
Acquired	590	—
Net unrealized gain/(loss)	507	(350)
Cash dividends received	(30)	(21)
Balance, end of year	1,852	785
Other:
Balance, beginning of year	256	—
Transfer from Level 2 (a)	—	184
Net unrealized gain	19	72
Balance, end of year	275	256
Total Level 3 available-for-sale balance, end of year	$2,127	$1,041
(a)Unobservable inputs to the fair value became more significant.
There were no impairment charges related to our investments in available-for-sale debt securities in the years ended December 27, 2025, December 28, 2024 and December 30, 2023. There were net unrealized pre-tax gains of $860 million and $334 million as of December 27, 2025 and December 28, 2024, respectively, associated with our available-for-sale debt securities.
TBG Investment
We hold a 39% noncontrolling interest in TBG, operating across North America and Europe, and we account for our investment under the equity method.
In 2023, we recorded our proportionate share of TBG’s earnings, which included an impairment of TBG’s indefinite-lived intangible assets, and recorded an other-than-temporary impairment of our investment, both of which resulted in pre-tax impairment charges of $321 million ($243 million after-tax or $0.18 per share), recorded in selling, general and administrative expenses in our PBNA segment. We estimated the fair value of our ownership in TBG using discounted cash flows and an option pricing model related to our liquidation preference in TBG, which we categorized as Level 3 in the fair value hierarchy.
In 2024, after identifying several indicators of impairment such as worsening operating losses and liquidity position, we quantitatively assessed our investment in TBG for impairment and, consequently, recorded an other-than-temporary impairment of our remaining investment, resulting in pre-tax impairment charges of $498 million ($416 million after-tax or $0.30 per share), with $409 million in our PBNA segment and $89 million in our EMEA segment, recorded in selling, general and administrative expenses. We estimated the fair value of our ownership in TBG using discounted cash flows. We also recorded an allowance for expected credit losses in selling, general and administrative expenses in 2024, primarily related to outstanding receivables associated with the Juice Transaction; see Note 1 for further information.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities as of December 27, 2025 and December 28, 2024 are categorized as follows:

		2025		2024
	Fair Value Hierarchy Levels(a)	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$2,127	$—	$1,041	$—
Index funds (c)	1	341	—	336	—
Deferred compensation (d)	2	—	495	—	503
Contingent consideration (e)	3	—	278	—	—
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	19	3	—	46
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	6	28	55	3
Cross-currency contracts (g)	2	—	102	—	165
Commodity contracts (h)	2	116	5	27	6
		122	135	82	174
Derivatives designated as net investment hedging instruments:
Foreign exchange contracts (g)	2	—	1	—	—
Cross-currency contracts (g)	2	—	34	1	4
		—	35	1	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	6	32	28	12
Commodity contracts (h)	2	4	9	3	10
		10	41	31	22
Total derivatives at fair value (i)		151	214	114	246
Total		$2,619	$987	$1,491	$749
(a)Fair value hierarchy levels are defined in Note 7. Unless otherwise noted, financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities.
(b)Classified as other assets. The fair value of our investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.5% and 7.3% as of December 27, 2025 and December 28, 2024, respectively. The fair value of the other investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based on the fair value of investments corresponding to employees’ investment elections.
(e)In connection with our acquisition of poppi, we recorded a liability at fair value for the contingent consideration payable upon achievement of certain performance milestones by the third quarter of 2027, with a maximum payment of $300 million. If these performance milestones are not met, no payment will be made. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as forecasts of net revenue and margin. An increase in the net revenue and margin forecasts would result in a higher fair value measurement, while a decrease in the net revenue and margin forecasts would result in a lower fair value measurement. As of December 27, 2025, the fair value of the contingent consideration was $278 million, comprised of the acquisition date fair value of $180 million and a fair value increase of $98 million recorded in selling, general and administrative expenses.
(f)Based on Secured Overnight Financing Rate forward rates. As of December 27, 2025, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.
(g)Based on recently reported market transactions of spot and/or forward rates.

(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of December 27, 2025 and December 28, 2024 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of December 27, 2025 and December 28, 2024 was $46 billion and $40 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	2025	2024
Interest rate swap contracts (a)	$(62)	$46
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	2025	2024	2025	2024
Foreign exchange contracts	$95	$(101)	$12	$(6)
Cross-currency contracts	(63)	46	(67)	48
Commodity contracts	(218)	57	(77)	123
Total	$(186)	$2	$(132)	$165
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
Losses/(gains) on our net investment hedges are categorized as follows:

	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Recognized in Income Statement(a)
	2025	2024	2025	2024
Non-derivative debt instruments	$337	$(133)	$—	$—
Cross-currency contracts	33	3	(13)	(5)
Foreign exchange contracts	(13)	—	—	—
Total	$357	$(130)	$(13)	$(5)
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps and forward contracts.

Based on current market conditions, we expect to reclassify net gains of $100 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	2025			2024
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$1	$66	$67	$1	$2	$3
Commodity contracts	16	6	22	2	8	10
Total	$17	$72	$89	$3	$10	$13
Note 10 — Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2025		2024		2023
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.02		$6.97		$6.59
Net income available for PepsiCo common shareholders	$8,240	1,369	$9,578	1,373	$9,074	1,376
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	4	—	5	—	7
Diluted	$8,240	1,373	$9,578	1,378	$9,074	1,383
Diluted net income attributable to PepsiCo per common share	$6.00		$6.95		$6.56
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 8 million, 4 million and 3 million for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

Note 11 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 31, 2022 (b)	$(12,948)	$1	$(2,361)	$6	$(15,302)
Other comprehensive (loss)/income before reclassifications (c)	(442)	(188)	(493)	608	(515)
Amounts reclassified from accumulated other comprehensive loss	108	146	37	—	291
Net other comprehensive (loss)/income	(334)	(42)	(456)	608	(224)
Tax amounts	27	10	98	(143)	(8)
Balance as of December 30, 2023 (b)	(13,255)	(31)	(2,719)	471	(15,534)
Other comprehensive loss before reclassifications (d)	(1,965)	(6)	(280)	(306)	(2,557)
Amounts reclassified from accumulated other comprehensive loss	—	158	285	—	443
Net other comprehensive (loss)/income	(1,965)	152	5	(306)	(2,114)
Tax amounts	3	(39)	—	72	36
Balance as of December 28, 2024 (b)	(15,217)	82	(2,714)	237	(17,612)
Other comprehensive income before reclassifications (e)	1,633	186	234	482	2,535
Amounts reclassified from accumulated other comprehensive loss	—	(132)	362	—	230
Net other comprehensive income	1,633	54	596	482	2,765
Tax amounts	90	(10)	(144)	(113)	(177)
Balance as of December 27, 2025 (b)	$(13,494)	$126	$(2,262)	$606	$(15,024)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 9 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,184 million as of December 31, 2022, $1,282 million as of both December 30, 2023 and December 28, 2024 and $1,138 million as of December 27, 2025.
(c)Currency translation adjustment primarily reflects depreciation of the Russian ruble and South African rand, partially offset by appreciation of the Mexican peso.
(d)Currency translation adjustment primarily reflects depreciation of the Mexican peso and Russian ruble.
(e)Currency translation adjustment primarily reflects appreciation of the Russian ruble and Mexican peso.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Income Statement
	2025	2024	2023
Currency translation:
Divestitures	$—	$—	$108	Selling, general and administrative expenses

Cash flow hedges:
Foreign exchange contracts	(1)	(1)	(3)	Net revenue
Foreign exchange contracts	13	(5)	64	Cost of sales
Cross-currency contracts	(67)	48	(31)	Selling, general and administrative expenses
Interest rate swap contracts	—	(7)	(9)	Selling, general and administrative expenses
Commodity contracts	(79)	122	126	Cost of sales
Commodity contracts	2	1	(1)	Selling, general and administrative expenses
Net (gains)/losses before tax	(132)	158	146
Tax amounts	32	(37)	(39)
Net (gains)/losses after tax	(100)	121	107

Pension and retiree medical items:
Amortization of net prior service credit	(3)	(31)	(33)	Other pension and retiree medical benefits (expense)/income
Amortization of net losses	86	73	56	Other pension and retiree medical benefits (expense)/income
Settlement/curtailment losses	279	243	14	Other pension and retiree medical benefits (expense)/income
Net losses before tax	362	285	37
Tax amounts	(79)	(62)	(7)
Net losses after tax	283	223	30

Total net losses reclassified for the year, net of tax	$183	$344	$245
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

Components of lease cost are as follows:

	2025	2024	2023
Operating lease cost (a)	$880	$788	$666
Variable lease cost (b)	$185	$165	$146
Short-term lease cost (c)	$570	$566	$582
(a)Includes right-of-use asset amortization of $727 million, $655 million, and $570 million in 2025, 2024, and 2023, respectively.
(b)Primarily related to adjustments for inflation, common-area maintenance and property tax.
(c)Not recorded on our balance sheet.
In 2025, 2024 and 2023, we recognized gains of $291 million, $118 million and $52 million, respectively, on sale-leaseback transactions with lease terms of ten years or less.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	2025	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$866	$775	$655
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,046	$1,218	$1,088
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	2025	2024
Right-of-use assets	Other assets	$3,745	$3,383
Current lease liabilities	Accounts payable and other current liabilities	$719	$642
Noncurrent lease liabilities	Other liabilities	$3,127	$2,803
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2025	2024	2023
Weighted-average remaining lease term	7 years	7 years	7 years
Weighted-average discount rate	5%	4%	4%
Maturities of lease liabilities by year for our operating leases are as follows:

2026	$858
2027	750
2028	631
2029	512
2030	434
2031 and beyond	1,342
Total lease payments	4,527
Less: Imputed interest	681
Present value of lease liabilities	$3,846
Operating lease payments presented in the table above exclude approximately $900 million of minimum lease payments related to leases entered into but not yet commenced as of December 27, 2025, with weighted-average lease terms of thirteen years.
Finance leases were not material as of December 27, 2025, December 28, 2024 and December 30, 2023.

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
We accounted for the transaction as a business combination in the first quarter of 2025. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, in our PFNA segment. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $1.2 billion. These preliminary estimates include management’s assumptions and are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We will finalize these amounts in the first quarter of 2026.
Acquisition of remaining ownership in Sabra
On December 3, 2024, we acquired the Strauss Group’s 50% ownership in Sabra for total consideration of $241 million in cash, resulting in Sabra becoming a wholly-owned subsidiary. Upon consolidation, we recognized a pre-tax gain of $122 million ($92 million after-tax or $0.07 per share) in our PFNA segment, recorded in selling, general and administrative expenses, related to the remeasurement of our previously held 50% equity ownership in Sabra at fair value using a combination of the transaction price, net of a control premium, and discounted cash flows.
We accounted for the acquisition as a business combination. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition in our PFNA segment, which primarily included goodwill and other intangible assets of $0.3 billion and property, plant and equipment of $0.1 billion. The purchase price allocation was finalized in the fourth quarter of 2025.

Acquisition and Divestiture-Related Charges
Acquisition and divestiture-related charges include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration and acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangible assets, employee-related costs, closing costs and other integration costs.
A summary of charges is as follows:

	2025	2024	2023
Cost of sales	$57	$—	$—
Selling, general and administrative expenses	346	22	41
Impairment of intangible assets	50	—	—
Total	$453	$22	$41
After-tax amount	$347	$18	$23
Impact on net income attributable to PepsiCo per common share	$(0.25)	$(0.01)	$(0.02)

	2025	2024	2023
PFNA	$28	$9	$—
PBNA	422	8	16
EMEA (a)	—	—	(2)
Asia Pacific Foods	3	5	2
Corporate	—	—	25
Total	$453	$22	$41
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.
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

A summary of our outstanding obligations confirmed as valid under the supplier finance program is as follows:

	2025	2024
Confirmed obligations outstanding at beginning of year	$1,478	$1,655
Invoices confirmed	6,668	6,552
Confirmed invoices paid	(6,547)	(6,636)
Translation and other	82	(93)
Confirmed obligations outstanding at end of year	$1,681	$1,478

Note 15 — Supplemental Financial Information
Balance Sheet

		2025	2024	2023
Accounts and notes receivable
Trade receivables		$9,265	$8,487
Other receivables		2,471	2,202
Total		11,736	10,689
Allowance, beginning of year		356	175	$150
Net amounts charged to expense (a)		61	228	55
Deductions		(55)	(36)	(26)
Translation and other (a)		(132)	(11)	(4)
Allowance, end of year		230	356	$175
Accounts and notes receivable, net		$11,506	$10,333

Property, plant and equipment, net	Average Useful Life (Years)
Land		$1,110	$1,136
Buildings and improvements	15 - 44	13,875	11,938
Machinery and equipment, including fleet and software	5 - 15	41,113	36,990
Construction in progress		4,811	5,941
		60,909	56,005
Accumulated depreciation		(31,004)	(27,997)
Property, plant and equipment, net		$29,905	$28,008
Depreciation expense		$3,213	$2,945	$2,714

Other assets
Noncurrent notes and accounts receivable		$136	$111
Deferred marketplace spending		205	100
Pension plans		1,449	1,190
Right-of-use assets		3,745	3,383
Other investments (b)		2,526	1,346
Other		923	821
Total		$8,984	$6,951

Accounts payable and other current liabilities
Accounts payable (c)		$11,704	$10,997
Accrued marketplace spending		3,512	3,458
Accrued compensation and benefits		2,230	2,256
Dividends payable		1,967	1,885
Current lease liabilities		719	642
Other current liabilities (d)		5,771	5,216
Total		$25,903	$24,454
(a)In 2024, we recognized an allowance for expected credit losses related to outstanding receivables from TBG associated with the Juice Transaction. In 2025, the outstanding receivables and related allowance were reclassified to noncurrent notes and accounts receivable. See Note 1 for further information.
(b)Includes our investment in Celsius convertible preferred stock. See Note 9 for further information.
(c)Increase primarily reflects timing of payments and currency translation adjustments, partially offset by a decrease in capital expenditure payables.
(d)Increase primarily reflects acquisition of poppi. See Note 13 for further information on acquisitions.

Statement of Cash Flows

	2025	2024	2023
Interest paid	$1,748	$1,585	$1,401
Income taxes paid, net of refunds (a)	$3,083	$3,064	$2,532
(a)Includes tax payments of $772 million in 2025, $579 million in 2024 and $309 million in 2023 related to the TCJ Act.

Supplemental Non-Cash Activity

	2025	2024	2023
Debt discharged via legal defeasance	$—	$—	$94
Investment obtained for certain assets (see Notes 4 and 9)	$554	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the balance sheet to the same items as reported in the cash flow statement:

	2025	2024
Cash and cash equivalents	$9,159	$8,505
Restricted cash included in other assets (a)	45	48
Total cash and cash equivalents and restricted cash	$9,204	$8,553

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (the Company) as of December 27, 2025 and December 28, 2024, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the fiscal years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Unrecognized tax benefits
As discussed in Note 5 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As of December 27, 2025, the Company recorded reserves for unrecognized tax benefits of $2.4 billion. The Company establishes reserves if it believes that certain positions taken in its tax returns are subject to challenge and the Company likely will not succeed, even though the Company believes the tax return position is supportable under the tax law. The Company adjusts these reserves, as well as the related interest, in light of new information, such as the progress of a tax examination, new tax law, relevant court rulings or tax authority settlements.
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
February 2, 2026

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
Constant currency: financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. Beginning in 2025, on a prospective basis, we are also applying the constant currency calculation for our subsidiaries operating in highly inflationary economies.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2025.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth quarter of 2025, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During 2025, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting organization and business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during our fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.
Item 9B. Other Information.
During the 16 weeks ended December 27, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 27, 2025 (the 2026 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this report.
Information on beneficial ownership reporting compliance will be contained under the caption “Ownership of PepsiCo Common Stock - Delinquent Section 16(a) Reports,” if applicable, in our 2026 Proxy Statement and is incorporated herein by reference.
We have a written code of conduct that applies to all of our employees, including our Chairman of the Board of Directors and Chief Executive Officer, Chief Financial Officer and Controller, and to our Board of Directors. Our Global Code of Conduct is distributed to all employees and is available on our website at https://www.pepsico.com. A copy of our Global Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Global Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and applicable rules of The Nasdaq Stock Market LLC.
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2026 Proxy Statement under the caption “Board Composition and Refreshment – Shareholder Recommendations and Nominations of Director Candidates” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2026 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – Audit Committee” and is incorporated herein by reference.

Information about the Company’s insider trading policy is contained in our 2026 Proxy Statement under the caption “Corporate Governance at PepsiCo - Our Standards of Conduct - Insider Trading Policy” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2026 Proxy Statement under the captions “2025 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2026 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2026 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements
The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:
Consolidated Statement of Income – Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
Consolidated Statement of Comprehensive Income – Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
Consolidated Statement of Cash Flows – Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
Consolidated Balance Sheet – December 27, 2025 and December 28, 2024
Consolidated Statement of Equity – Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023
Notes to the Consolidated Financial Statements, and
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).
(a)2.	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)3.	Exhibits
See Index to Exhibits.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS
ITEM 15(a)(3)
The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference can be viewed on the SEC’s website at https://www.sec.gov.
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

4.8
Form of 4.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.9
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

4.11
Form of 0.875% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2016.

4.12
Form of 2.375% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.13
Form of 3.450% Senior Note due 2046, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

4.14
Form of 4.000% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2017.

4.15
Form of 3.000% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2017.

4.16
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

4.19
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

4.21
Form of 5.50% Senior Note due 2035, Series A, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2018.

4.22
Form of 7.29% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.23
Form of 7.44% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Registration Statement on Form S-4 (Registration No. 333-228466) filed with the Securities and Exchange Commission on November 19, 2018.

4.24
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

4.27
Form of 1.125% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

4.28
Form of 2.625% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.29
Form of 3.375% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

4.30
Form of 2.875% Senior Note due 2049, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

4.31
Form of 0.875% Senior Note due 2039, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

4.32
Form of 2.625% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.33
Form of 2.750% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2020.

4.34
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

4.38
Form of 0.500% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

4.39
Form of 1.400% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020.

4.40
Form of 0.400% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.41
Form of 1.050% Senior Note due 2050, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020.

4.42
Form of 0.750% Senior Note due 2033, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2021.

4.43
Form of 1.950% Senior Note due 2031, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.44
Form of 2.625% Senior Note due 2041, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.45
Form of 2.750% Senior Note due 2051, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021.

4.46
Form of 3.600% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.47
Form of 4.200% Senior Note due 2052, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.48
Form of 3.900% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022.

4.49
Form of 3.200% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.50
Form of 3.550% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

4.51
Form of Floating Rate Note due 2026, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.52
Form of 4.550% Senior Note due 2026, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.53
Form of 4.450% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

4.54
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

4.57
Form of 4.500% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.58
Form of 4.800% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.59
Form of 5.250% Senior Note due 2054, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2024.

4.60
Form of 4.400% Senior Note due 2027, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

4.61
Form of 4.450% Senior Note due 2028, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

4.62
Form of 4.600% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

4.63
Form of 5.000% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2025.

4.64
Form of 4.100% Senior Note due 2029, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

4.65
Form of 4.300% Senior Note due 2030, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

4.66
Form of 4.650% Senior Note due 2032, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

4.67
Form of 5.000% Senior Note due 2035, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025.

4.68
Form of 3.450% Senior Note due 2037, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025.

4.69
Form of 4.050% Senior Note due 2055, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025.

4.70
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the 4.600% Senior Notes due 2045, the 4.450% Senior Notes due 2046, the 2.850% Senior Notes due 2026, the 0.875% Senior Notes due 2028, the 2.375% Senior Notes due 2026, the 3.450% Senior Notes due 2046, the 4.000% Senior Notes due 2047, the 3.000% Senior Notes due 2027, the 7.00% Senior Notes due 2029, Series A, the 5.50% Senior Notes due 2035, Series A, the 7.29% Senior Notes due 2026, the 7.44% Senior Notes due 2026, the 7.00% Senior Notes due 2029, the 5.50% Senior Notes due 2035, the 0.750% Senior Notes due 2027, the 1.125% Senior Notes due 2031, the 2.625% Senior Notes due 2029, the 3.375% Senior Notes due 2049, the 2.875% Senior Notes due 2049, the 0.875% Senior Notes due 2039, the 2.625% Senior Notes due 2027, the 2.750% Senior Notes due 2030, the 3.500% Senior Notes due 2040, the 3.625% Senior Notes due 2050, the 3.875% Senior Notes due 2060, the 1.625% Senior Notes due 2030, the 0.500% Senior Notes due 2028, the 1.400% Senior Notes due 2031, the 0.400% Senior Notes due 2032, the 1.050% Senior Notes due 2050, the 0.750% Senior Notes due 2033, the 1.950% Senior Notes due 2031, the 2.625% Senior Notes due 2041, the 2.750% Senior Notes due 2051, the 3.600% Senior Notes due 2028, the 4.200% Senior Notes due 2052, the 3.900% Senior Notes due 2032, the 3.200% Senior Notes due 2029, the 3.550% Senior Notes due 2034, the Floating Rate Notes due 2026, the 4.550% Senior Notes due 2026, the 4.450% Senior Notes due 2028, the 4.450% Senior Notes due 2033, the 4.650% Senior Notes due 2053, the 5.125% Senior Notes due 2026, the 4.500% Senior Notes due 2029, the 4.800% Senior Notes due 2034, the 5.250% Senior Notes due 2054, 4.400% Senior Notes due 2027, the 4.450% Senior Notes due 2028, the 4.600% Senior Notes due 2030, the 5.000% Senior Notes due 2035, the 4.100% Senior Notes due 2029, the 4.300% Senior Notes due 2030, the 4.650% Senior Notes due 2032, the 5.000% Senior Notes due 2035, the 3.450% Senior Notes due 2037, and the 4.050% Senior Notes due 2055, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.71
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

4.72
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

4.73
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

4.74
Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.75
Indenture dated as of February 12, 2024, between PepsiCo, Inc. and U.S. Bank Trust Company, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s and PepsiCo Singapore Financing I Pte. Ltd.’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 12, 2024 (File No. 333-277003).

4.76
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

4.77
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

4.78
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s Floating Rate Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.79
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.650% Senior Note due 2027, which is incorporated herein incorporated by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.80
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.550% Senior Note due 2029, which is incorporated herein incorporated by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.81
Form of Global Note representing PepsiCo Singapore Financing I Pte. Ltd.’s 4.700% Senior Note due 2034, which is incorporated herein incorporated by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024.

4.82	Description of Securities.
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
10.4
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.5
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.6
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2024, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.*

10.7	The PepsiCo International Retirement Plan Defined Contribution Program, as amended and restated effective as of January 1, 2026.*
10.8
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.*

10.9
PepsiCo Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended and restated effective as of January 1, 2022, which is incorporated herein by reference to Exhibit 10.9 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.*

10.10
PepsiCo Pension Equalization Plan (Plan Document for the 409A Program), as amended and restated effective as of January 1, 2024, which is incorporated herein by reference to Exhibit 10.10 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.*

10.11	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of January 1, 2025.*
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
10.15
PepsiCo, Inc. Long Term Incentive Plan (as amended and restated December 20, 2017), which is incorporated herein by reference to Exhibit 10.47 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.*

10.16
PepsiCo, Inc. Executive Incentive Compensation Plan (as amended and restated effective February 4, 2021), which is incorporated by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.*

10.17
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective as of January 1, 2019, which is incorporated by reference to Exhibit 10.35 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.*

10.18
2022 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 19, 2022.*

10.19
2023 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2023.*

10.20
2020 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units / Performance Stock Units), which is incorporated herein by reference to Exhibit 10.22 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.*

10.21
2021 Form of Annual Long-Term Incentive Award Agreement (Stock Options / Restricted Stock Units), which is incorporated herein by reference to Exhibit 10.23 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.*

10.22
2024 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2024.*

10.23
2025 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units / Long-Term Cash Award), which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2025.*

10.24	Letter Agreement, dated October 7, 2025, between PepsiCo, Inc. and Stephen Schmitt.*
10.25	Letter Agreement, dated October 8, 2025, between PepsiCo, Inc. and James Caulfield.*
10.26	November 10, 2025 Sign-On Restricted Stock Unit Award for Stephen Schmitt.*
19	PepsiCo, Inc. Insider Trading Policy, which is incorporated herein by reference to Exhibit 19 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
21	Subsidiaries of PepsiCo, Inc.
22	Subsidiary Issuer of Guaranteed Securities.
23	Consent of KPMG LLP.
24	Power of Attorney.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 2, 2026

PepsiCo, Inc.

By:	/s/ Ramon L. Laguarta
Ramon L. Laguarta
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Ramon L. Laguarta	Chairman of the Board of Directors	February 2, 2026
Ramon L. Laguarta	and Chief Executive Officer
/s/ Stephen T. Schmitt	Executive Vice President	February 2, 2026
Stephen T. Schmitt	and Chief Financial Officer
/s/ Christine E. Tammara	Senior Vice President and Controller	February 2, 2026
Christine E. Tammara	(Principal Accounting Officer)
/s/ Segun Agbaje	Director	February 2, 2026
Segun Agbaje
/s/ Jennifer Bailey	Director	February 2, 2026
Jennifer Bailey
/s/ Cesar Conde	Director	February 2, 2026
Cesar Conde
/s/ Ian M. Cook	Director	February 2, 2026
Ian M. Cook
/s/ Edith W. Cooper	Director	February 2, 2026
Edith W. Cooper
/s/ Susan M. Diamond	Director	February 2, 2026
Susan M. Diamond
/s/ Dina Dublon	Director	February 2, 2026
Dina Dublon
/s/ Michelle Gass	Director	February 2, 2026
Michelle Gass
/s/ Dave J. Lewis	Director	February 2, 2026
Dave J. Lewis
/s/ David C. Page	Director	February 2, 2026
David C. Page
/s/ Robert C. Pohlad	Director	February 2, 2026
Robert C. Pohlad
/s/ Daniel Vasella	Director	February 2, 2026
Daniel Vasella
/s/ Alberto Weisser	Director	February 2, 2026
Alberto Weisser