Form 10-Q
period 2026-03-21
PEPSICO INC
filed 2026-04-16
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 21, 2026 (12 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	PEP	The Nasdaq Stock Market LLC
2.625% Senior Notes Due 2026	PEP26	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2027	PEP27	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2028	PEP28	The Nasdaq Stock Market LLC
0.500% Senior Notes Due 2028	PEP28A	The Nasdaq Stock Market LLC
Floating Rate Notes Due 2028	PEP28B	The Nasdaq Stock Market LLC
3.200% Senior Notes Due 2029	PEP29	The Nasdaq Stock Market LLC
1.125% Senior Notes Due 2031	PEP31	The Nasdaq Stock Market LLC
0.400% Senior Notes Due 2032	PEP32	The Nasdaq Stock Market LLC
0.750% Senior Notes Due 2033	PEP33	The Nasdaq Stock Market LLC
3.550% Senior Notes Due 2034	PEP34	The Nasdaq Stock Market LLC
3.300% Senior Notes Due 2034	PEP34A	The Nasdaq Stock Market LLC
3.450% Senior Notes Due 2037	PEP37	The Nasdaq Stock Market LLC
3.700% Senior Notes Due 2038	PEP38	The Nasdaq Stock Market LLC
0.875% Senior Notes Due 2039	PEP39	The Nasdaq Stock Market LLC
4.150% Senior Notes Due 2047	PEP47	The Nasdaq Stock Market LLC
1.050% Senior Notes Due 2050	PEP50	The Nasdaq Stock Market LLC
4.050% Senior Notes Due 2055	PEP55	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 9, 2026 was 1,366,768,315.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/21/2026	3/22/2025
Net Revenue	$19,443	$17,919
Cost of sales	8,712	7,926
Gross profit	10,731	9,993
Selling, general and administrative expenses	7,518	7,410
Operating Profit	3,213	2,583
Other pension and retiree medical benefits income	58	23
Net interest expense and other	(301)	(264)
Income before income taxes	2,970	2,342
Provision for income taxes	632	499
Net income	2,338	1,843
Less: Net income attributable to noncontrolling interests	11	9
Net Income Attributable to PepsiCo	$2,327	$1,834
Net Income Attributable to PepsiCo per Common Share
Basic	$1.70	1.34
Diluted	$1.70	1.33
Weighted-average common shares outstanding
Basic	1,367	1,372
Diluted	1,371	1,376

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2026	3/22/2025
Net income	$2,338	$1,843
Other comprehensive income/(loss), net of taxes:
Net currency translation adjustment	719	436
Net change on cash flow hedges	55	22
Net pension and retiree medical adjustments	6	10
Net change on available-for-sale debt securities and other	(98)	66
Total other comprehensive income, net of taxes	682	534
Comprehensive income	3,020	2,377
Less: Comprehensive income attributable to noncontrolling interests	11	9
Comprehensive Income Attributable to PepsiCo	$3,009	$2,368

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2026	3/22/2025
Operating Activities
Net income	$2,338	$1,843
Depreciation and amortization	742	684
Operating lease right-of-use asset amortization	162	145
Share-based compensation expense	93	77
Restructuring and impairment charges	133	213
Cash payments for restructuring charges	(145)	(232)
Acquisition and divestiture-related charges/credits	(113)	25
Cash payments for acquisition and divestiture-related charges	(14)	(13)
Pension and retiree medical plan expenses	13	48
Pension and retiree medical plan contributions	(270)	(317)
Deferred income taxes and other tax charges and credits	226	111
Change in assets and liabilities:
Accounts and notes receivable	(530)	(318)
Inventories	(315)	(238)
Prepaid expenses and other current assets	(406)	(307)
Accounts payable and other current liabilities	(1,847)	(2,671)
Income taxes payable	131	223
Other, net	(157)	(246)
Net Cash Provided by/(Used for) Operating Activities	41	(973)

Investing Activities
Capital spending	(447)	(603)
Sales of property, plant and equipment	13	132
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(67)	(1,200)
Short-term investments, by original maturity:
More than three months - maturities	—	425
More than three months - sales	14	—
Three months or less, net	(9)	16
Other investing, net	19	(2)
Net Cash Used for Investing Activities	(477)	(1,232)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2026	3/22/2025
Financing Activities
Proceeds from issuances of long-term debt	$2,964	$3,505
Payments of long-term debt	(1,629)	(1,541)
Short-term borrowings, by original maturity:
More than three months - proceeds	1,937	3,656
More than three months - payments	(676)	(2,119)
Three months or less, net	1,198	373
Cash dividends paid	(1,966)	(1,882)
Share repurchases	(182)	(183)
Proceeds from exercises of stock options	93	50
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(76)	(89)
Other financing	(1)	(2)
Net Cash Provided by Financing Activities	1,662	1,768
Effect of exchange rate changes on cash and cash equivalents and restricted cash	121	203
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	1,347	(234)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,204	8,553
Cash and Cash Equivalents and Restricted Cash, End of Period	$10,551	$8,319

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$114	$166

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	3/21/2026	12/27/2025
ASSETS
Current Assets
Cash and cash equivalents	$10,475	$9,159
Short-term investments	353	371
Accounts and notes receivable, less allowance ($225 and $230, respectively)	12,171	11,506
Inventories:
Raw materials and packaging	2,714	2,581
Work-in-process	133	143
Finished goods	3,364	3,121
	6,211	5,845
Prepaid expenses and other current assets	1,706	1,068
Total Current Assets	30,916	27,949
Property, plant and equipment	61,477	60,909
Accumulated depreciation	(31,670)	(31,004)
Property, Plant and Equipment, net	29,807	29,905
Amortizable Intangible Assets, net	1,209	1,219
Goodwill	19,021	18,916
Other Indefinite-Lived Intangible Assets	13,934	13,847
Investments in Noncontrolled Affiliates	2,135	2,038
Deferred Income Taxes	4,560	4,541
Other Assets	9,064	8,984
Total Assets	$110,646	$107,399

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$10,151	$6,861
Accounts payable and other current liabilities	24,326	25,903
Total Current Liabilities	34,477	32,764
Long-Term Debt Obligations	42,577	42,321
Deferred Income Taxes	4,048	3,802
Other Liabilities	8,008	7,965
Total Liabilities	89,110	86,852
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,368 and 1,367 shares, respectively)	23	23
Capital in excess of par value	4,401	4,451
Retained earnings	73,165	72,788
Accumulated other comprehensive loss	(14,342)	(15,024)
Repurchased common stock, in excess of par value (499 and 500 shares, respectively)	(41,864)	(41,832)
Total PepsiCo Common Shareholders’ Equity	21,383	20,406
Noncontrolling interests	153	141
Total Equity	21,536	20,547
Total Liabilities and Equity	$110,646	$107,399

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended
	3/21/2026		3/22/2025
	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,367	$23	1,372	$23
Change in repurchased common stock	1	—	1	—
Balance, end of period	1,368	23	1,373	23
Capital in Excess of Par Value
Balance, beginning of period		4,451		4,385
Share-based compensation expense		94		76
Stock option exercises, RSUs and PSUs converted		(68)		(98)
Withholding tax on RSUs and PSUs converted		(76)		(89)
Balance, end of period		4,401		4,274
Retained Earnings
Balance, beginning of period		72,788		72,266
Net income attributable to PepsiCo		2,327		1,834
Cash dividends declared (a)		(1,950)		(1,862)
Balance, end of period		73,165		72,238
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15,024)		(17,612)
Other comprehensive income attributable to PepsiCo		682		534
Balance, end of period		(14,342)		(17,078)
Repurchased Common Stock
Balance, beginning of period	(500)	(41,832)	(495)	(41,021)
Share repurchases	(1)	(193)	(1)	(195)
Stock option exercises, RSUs and PSUs converted	2	161	2	148
Balance, end of period	(499)	(41,864)	(494)	(41,068)
Total PepsiCo Common Shareholders’ Equity		21,383		18,389
Noncontrolling Interests
Balance, beginning of period		141		130
Net income attributable to noncontrolling interests		11		9
Distributions to noncontrolling interests		(1)		(1)
Other, net		2		2
Balance, end of period		153		140
Total Equity		$21,536		$18,529

(a)Cash dividends declared per common share were $1.4225 and $1.3550 for the 12 weeks ended March 21, 2026 and March 22, 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 27, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (2025 Form 10-K). This report should be read in conjunction with our 2025 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 21, 2026 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 21, 2026 and March 22, 2025.
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
Net Revenue, Significant Expenses and Operating Profit by Segment

	12 Weeks Ended 3/21/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,332	$6,391	$824	$2,823	$1,934	$1,139	$19,443
Segment cost of sales (a)	2,392	2,992	234	1,673	780	657
Segment selling, general and administrative expenses (a)	2,435	2,760	262	849	723	264
Restructuring and impairment charges (b)	75	17	7	23	3	1
Acquisition and divestiture-related charges/credits (c)	1	(114)	—	—	—	—
Segment operating profit	$1,429	$736	$321	$278	$428	$217	$3,409
Corporate unallocated expenses							(196)
Operating profit							3,213
Other pension and retiree medical benefits income							58
Net interest expense and other							(301)
Income before income taxes							$2,970

	12 Weeks Ended 3/22/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,213	$5,876	$759	$2,388	$1,661	$1,022	$17,919
Segment cost of sales (a)	2,348	2,659	212	1,407	698	612
Segment selling, general and administrative expenses (a)	2,290	2,622	268	748	612	249
Restructuring and impairment charges (b)	24	125	2	13	7	1
Acquisition and divestiture-related charges/credits (c)	15	10	—	—	—	—
Segment operating profit	$1,536	$460	$277	$220	$344	$160	$2,997
Corporate unallocated expenses							(414)
Operating profit							2,583
Other pension and retiree medical benefits income							23
Net interest expense and other							(264)
Income before income taxes							$2,342
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges and acquisition and divestiture-related charges/credits lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges.
(c)See Note 11 for further information related to acquisition and divestiture-related charges/credits.
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following table reflects the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	3/21/2026		3/22/2025
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	50%	50%	49%	51%
International (b)	27%	73%	27%	73%
PepsiCo	42%	58%	42%	58%
(a)Beverage revenue from company-owned bottlers, which includes our consolidated bottling operations in our PBNA and EMEA segments, was 36% of our consolidated net revenue in each of the 12 weeks ended March 21, 2026 and March 22, 2025. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 34% and 66% of EMEA net revenue, respectively, in each of the 12 weeks ended March 21, 2026 and March 22, 2025.

Other Segment Information
Capital spending and depreciation and amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Depreciation and Amortization
	3/21/2026	3/22/2025	3/21/2026	3/22/2025
PFNA	$110	$195	$227	$210
PBNA	183	248	252	253
IB Franchise	9	16	18	19
EMEA	66	50	101	81
LatAm Foods	41	46	80	62
Asia Pacific Foods	16	24	28	23
Total segment	425	579	706	648
Corporate	22	24	36	36
Total	$447	$603	$742	$684
(a) Asset and other balance sheet information for segments is not provided to our chief operating decision maker.
Note 2 - Recently Issued Accounting Pronouncements
Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued guidance to provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. We adopted the guidance in the first quarter of 2026, on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.
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
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	20%	25%	2%	25%	10%	3%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025
Cost of sales	$19	$1
Selling, general and administrative expenses	113	196
Other pension and retiree medical benefits expense	1	16
Total restructuring and impairment charges	$133	$213
After-tax amount	$102	$191
Impact on net income attributable to PepsiCo per common share	$(0.07)	$(0.14)

	12 Weeks Ended		Plan-to-Date
	3/21/2026	3/22/2025	through 3/21/2026
PFNA	$75	$24	$851
PBNA	17	125	803
IB Franchise	7	2	72
EMEA	23	13	979
LatAm Foods	3	7	302
Asia Pacific Foods	1	1	100
Corporate	6	25	490
	132	197	3,597
Other pension and retiree medical benefits expense	1	16	146
Total	$133	$213	$3,743

	12 Weeks Ended		Plan-to-Date
	3/21/2026	3/22/2025	through 3/21/2026
Severance and other employee costs	$36	$58	$1,825
Asset impairments	59	2	605
Other costs	38	153	1,313
Total	$133	$213	$3,743
Severance and other employee costs primarily include severance and other termination benefits. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 12 weeks ended March 21, 2026 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2025	$308	$—	$18	$326
Restructuring charges	36	59	38	133
Cash payments	(97)	—	(48)	(145)
Non-cash charges and translation	(1)	(59)	—	(60)
Liability as of March 21, 2026	$246	$—	$8	$254
The majority of the restructuring accrual at March 21, 2026 is expected to be paid within a year.
Other Productivity Initiatives
There were no material charges related to other productivity and efficiency initiatives outside the scope of the 2019 Productivity Plan.
We regularly evaluate different productivity initiatives beyond the productivity plan and other initiatives described above.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/21/2026			12/27/2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$835	$(248)	$587	$835	$(244)	$591
Customer relationships	780	(359)	421	773	(347)	426
Brands	1,089	(1,027)	62	1,084	(1,021)	63
Other identifiable intangibles	436	(297)	139	433	(294)	139
Total	$3,140	$(1,931)	$1,209	$3,125	$(1,906)	$1,219
The components of indefinite-lived intangible assets are as follows:

	3/21/2026	12/27/2025
Goodwill (a)	$19,021	$18,916
Other indefinite-lived intangible assets
Reacquired franchise rights	7,544	7,542
Acquired franchise rights	2,164	2,099
Brands	4,226	4,206
Total indefinite-lived intangible assets	$32,955	$32,763
(a) Increase is primarily related to currency translation adjustments.

Note 5 - Share-Based Compensation
Starting with awards granted in 2026, RSUs and stock options will primarily vest ratably over three years and amortized to expense on a straight-line basis. Additionally, certain executive officers and other senior executives who were previously granted 66% PSUs and 34% long-term cash were granted 60% PSUs and 40% RSUs in 2026. For PSUs granted in 2026, the final payout will be determined over a three-year period based on achievement of specified pre-established financial performance metrics, with PepsiCo’s total shareholder return relative to a specific set of peer companies acting as a multiplier. The Monte Carlo valuation model is used to determine the grant date fair value of the award, reflective of the total shareholder return market condition. Share-based compensation expense is adjusted for changes in the expected achievement of pre-established financial performance metrics throughout the three-year performance period.
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended
	3/21/2026	3/22/2025
Share-based compensation expense – equity awards	$93	$77
Share-based compensation expense – liability awards	2	4
Restructuring charges	1	(1)
Total	$96	$80
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	12 Weeks Ended
	3/21/2026		3/22/2025
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	0.9	$169.25	1.4	$153.75
RSUs and PSUs	2.4	$169.25	2.1	$153.71
(a)In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million during the 12 weeks ended March 22, 2025.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025
Expected life	7 years	7 years
Risk-free interest rate	3.7%	4.1%
Expected volatility	16%	16%
Expected dividend yield	3.5%	3.4%

Note 6 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	3/21/2026	3/22/2025	3/21/2026	3/22/2025	3/21/2026	3/22/2025
Service cost	$54	$72	$10	$8	$8	$7
Other pension and retiree medical benefits (income)/expense:
Interest cost	120	135	28	26	6	7
Expected return on plan assets	(191)	(186)	(39)	(36)	(2)	(2)
Amortization of prior service cost/(credits)	2	1	—	—	(1)	(1)
Amortization of net losses/(gains)	17	19	6	4	(5)	(6)
Special termination benefits	1	16	—	—	—	—
Total other pension and retiree medical benefits income	(51)	(15)	(5)	(6)	(2)	(2)
Total	$3	$57	$5	$2	$6	$5
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. In addition, lump sum payments may result in settlement charges in future periods.
In the 12 weeks ended March 21, 2026 and March 22, 2025, we made discretionary contributions of $200 million and $250 million, respectively, to our U.S. qualified defined benefit plans, and $52 million and $29 million, respectively, to our international defined benefit plans.
Note 7 - Debt Obligations
In the 12 weeks ended March 21, 2026, we issued the following notes:

Interest Rate	Maturity Date	Principal Amount(a) (b)
Floating Rate	February 2028	€500
3.300%	February 2034	€650
3.700%	February 2038	€850
4.150%	February 2047	€500
(a)Excludes debt issuance costs, discounts and premiums.
(b)These notes, issued in euros, were designated as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 12 weeks ended March 21, 2026, $1.6 billion of U.S. dollar-denominated senior notes matured and were paid.
As of March 21, 2026, we had $5.0 billion of commercial paper outstanding, excluding discounts.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.

There have been no material changes during the 12 weeks ended March 21, 2026 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2025 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 21, 2026 was $97 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of March 21, 2026.
The notional amounts of our financial instruments used to hedge the above risks are as follows:

	Notional Amounts(a)
	3/21/2026	12/27/2025
Commodity contracts	$1.4	$1.5
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts (b)	$2.9	$3.1
Cross-currency contracts	$1.7	$1.7
Non-derivative debt instruments (b)	$11.6	$4.4
(a)In billions.
(b)During the 12 weeks ended March 21, 2026, we designated $4.5 billion of existing euro denominated debt and $2.9 billion of euro denominated debt issued in February 2026 as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. As of March 21, 2026, there are no foreign exchange contracts designated as net investment hedges.
As of March 21, 2026, approximately 16% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 11% as of December 27, 2025.
Debt Securities
Available-for-Sale
The activity related to our Level 3 (significant unobservable inputs) investments in certain available-for-sale debt securities is as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025
Celsius Holdings, Inc. (Celsius):
Balance, beginning of period	$1,852	$785
Net unrealized (loss)/gain	(82)	110
Cash dividends received	(14)	(7)
Balance, end of period	1,756	888
Other:
Balance, beginning of period	275	256
Net unrealized loss	(33)	(14)
Balance, end of period	242	242
Total Level 3 available-for-sale balance, end of period	$1,998	$1,130
There were no impairment charges related to our investments in available-for-sale debt securities in both the 12 weeks ended March 21, 2026 and March 22, 2025. There were net unrealized gains of $745 million and $430 million as of March 21, 2026 and March 22, 2025, respectively, associated with our available-for-sale debt securities.
Recurring Fair Value Measurements
The fair values of our financial assets and liabilities are categorized as follows:

	Fair Value Hierarchy Levels(a)	3/21/2026		12/27/2025
		Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$1,998	$—	$2,127	$—
Index funds (c)	1	336	—	341	—
Deferred compensation (d)	2	—	469	—	495
Contingent consideration (e)	3	—	162	—	278
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	5	10	19	3
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	7	32	6	28
Cross-currency contracts (g)	2	—	113	—	102
Commodity contracts (h)	2	138	2	116	5
		145	147	122	135
Derivatives designated as net investment hedging instruments:
Foreign exchange contracts (g)	2	—	—	—	1
Cross-currency contracts (g)	2	—	71	—	34
		—	71	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	4	8	6	32
Commodity contracts (h)	2	31	1	4	9
		35	9	10	41
Total derivatives at fair value (i)		185	237	151	214
Total		$2,519	$868	$2,619	$987
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
(b)Classified as other assets. The fair value of our investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs, such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.5%. The fair value of the other investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based on the fair value of investments corresponding to employees’ investment elections.
(e)In connection with our acquisition of VNGR Beverage, LLC (poppi), we recorded a liability at fair value for the contingent consideration of $300 million payable upon achievement of certain performance milestones by the third quarter of 2027. If these performance milestones are not met, no payment will be made. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as forecasts of net revenue and margin. An increase in the net revenue and margin forecasts would result in a higher fair value measurement, while a decrease in the net revenue and margin forecasts would result in a lower fair value measurement. As of March 21, 2026, the fair value of the contingent consideration was $162 million, comprised of the $278 million liability as of December 27, 2025 and a fair value decrease of $116 million in the 12 weeks ended March 21, 2026 recorded in selling, general and administrative expenses.

(f)Based on Secured Overnight Financing Rate forward rates. As of March 21, 2026, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.
(g)Based on recently reported market transactions of spot and/or forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of March 21, 2026 and December 27, 2025 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of March 21, 2026 and December 27, 2025 was $49 billion and $46 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025
Interest rate swap contracts (a)	$21	$(36)
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	3/21/2026	3/22/2025	3/21/2026	3/22/2025
Foreign exchange contracts	$17	$16	$14	$(16)
Cross-currency contracts	11	(19)	10	(21)
Commodity contracts	(136)	(55)	(61)	6
Total	$(108)	$(58)	$(37)	$(31)
(a)Foreign exchange derivative losses/(gains) are included in net revenue and cost of sales. Cross-currency interest rate swap derivative losses/(gains) are included in selling, general and administrative expenses. Commodity derivative losses/(gains) are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. See Note 10 for further information.
As of March 21, 2026, we expect to reclassify net gains of $171 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Statement(a)
	3/21/2026	3/22/2025	3/21/2026	3/22/2025
Non-derivative debt instruments	$(182)	$110	$—	$—
Cross-currency contracts	38	(3)	(4)	(2)
Foreign exchange contracts	(11)	—	(2)	—
Total	$(155)	$107	$(6)	$(2)
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps and forward contracts.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	3/21/2026			3/22/2025
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$(3)	$(3)	$—	$11	$11
Commodity contracts	(31)	(159)	(190)	(9)	(2)	(11)
Total	$(31)	$(162)	$(193)	$(9)	$9	$—
Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/21/2026		3/22/2025
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$1.70		$1.34
Net income available for PepsiCo common shareholders	$2,327	1,367	$1,834	1,372
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	4	—	4
Diluted	$2,327	1,371	$1,834	1,376
Diluted net income attributable to PepsiCo per common share	$1.70		$1.33
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 7 million for both the 12 weeks ended March 21, 2026 and March 22, 2025.

Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 27, 2025 (b)	$(13,494)	$126	$(2,262)	$606	$(15,024)
Other comprehensive income/(loss) before reclassifications (c)	757	108	(10)	(129)	726
Amounts reclassified from accumulated other comprehensive loss	—	(37)	19	—	(18)
Net other comprehensive income/(loss)	757	71	9	(129)	708
Tax amounts	(38)	(16)	(3)	31	(26)
Balance as of March 21, 2026 (b)	$(12,775)	$181	$(2,256)	$508	$(14,342)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 8 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,138 million as of December 27, 2025 and $1,135 million as of March 21, 2026.
(c)Currency translation adjustment primarily reflects appreciation of the euro, Mexican peso and Russian ruble.

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
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 8 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,282 million as of December 28, 2024 and $1,279 million as of March 22, 2025.
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble and depreciation of the euro.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$14	$(16)	Cost of sales
Cross-currency contracts	10	(21)	Selling, general and administrative expenses
Commodity contracts	(59)	5	Cost of sales
Commodity contracts	(2)	1	Selling, general and administrative expenses
Net gains before tax	(37)	(31)
Tax amounts	8	9
Net gains after tax	(29)	(22)

Pension and retiree medical items:
Amortization of net prior service cost	1	—	Other pension and retiree medical benefits income
Amortization of net losses	18	17	Other pension and retiree medical benefits income
Net losses before tax	19	17
Tax amounts	(4)	(4)
Net losses after tax	15	13

Total net gains reclassified, net of tax	$(14)	$(9)

Note 11 - Acquisitions and Divestitures
Acquisition of poppi
On May 19, 2025, we acquired all of the outstanding equity interest in poppi, a prebiotic soda business, for cash consideration of $1.95 billion and contingent consideration with an acquisition date fair value of $0.2 billion. See Note 8 for further information on the contingent consideration. In connection with this acquisition, other payments may be incurred, subject to the achievement of certain conditions.
We accounted for the transaction as a business combination in the second quarter of 2025 in our PBNA segment. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in this transaction as of the acquisition date primarily include goodwill and other intangible assets of approximately $2.0 billion. These preliminary estimates include management’s assumptions and are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We will finalize these amounts in the second quarter of 2026.
Acquisition of Garza Food Ventures LLC (Siete)
On January 17, 2025, we acquired all of the outstanding equity interest in Siete, a Mexican-American foods business, for total consideration of $1.2 billion in cash.
We accounted for the transaction as a business combination in the first quarter of 2025 in our PFNA segment. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The purchase price allocation was finalized in the first quarter of 2026.
The fair value of identifiable assets acquired and liabilities assumed in the acquisition of Siete and the resulting goodwill as of the acquisition date is summarized as follows:

Inventories	$28
Property, plant and equipment	7
Amortizable intangible asset	65
Other indefinite-lived intangible asset (brand)	470
Other assets and liabilities	46
Total identifiable net assets	616
Goodwill	630
Total purchase price	$1,246
Goodwill is calculated as the excess of the aggregate fair value of the consideration transferred over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition of Siete primarily reflects our expectation of future economic benefits arising from growth opportunities, expanded consumer reach and the strengthening of our overall product offerings. All of the goodwill is recorded in our PFNA segment and deductible for tax purposes.
Acquisition and Divestiture-Related Charges/Credits
Acquisition and divestiture-related charges/credits include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration. Merger and integration charges include employee-related costs, closing costs and other integration costs.

A summary of charges/credits is as follows:

	12 Weeks Ended
	3/21/2026	3/22/2025
PFNA	$1	$15
PBNA (a)	(114)	10
Total (b)	$(113)	$25
After-tax amount	$(86)	$19
Impact on net income attributable to PepsiCo per common share	$0.06	$(0.01)
(a)Income amount primarily relates to the change in the fair value of contingent consideration associated with our acquisition of poppi. See Note 8 for further information.
(b)Recorded in selling, general and administrative expenses.
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of March 21, 2026 and December 27, 2025, $1.6 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2025 Form 10-K.
Note 13 - Legal Contingencies
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
Our Critical Accounting Policies and Estimates
The critical accounting policies and estimates below should be read in conjunction with those outlined in our 2025 Form 10-K.
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
Our Business Risks
This Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: future demand for PepsiCo’s products; damage to PepsiCo’s reputation or brand image; product recalls or other issues or concerns with respect to product quality and safety; PepsiCo’s ability to compete effectively; PepsiCo’s ability to attract, develop and maintain a highly skilled workforce or effectively manage changes in our workforce; water scarcity; changes in the retail landscape or in sales to any key customer; disruption of PepsiCo’s manufacturing operations or supply chain, including increased commodity, packaging, transportation, labor and other input costs; political, social or geopolitical conditions in the markets where PepsiCo’s products are made, manufactured, distributed or sold; PepsiCo’s ability to grow its business in developing and emerging markets; changes in economic conditions in the countries in which PepsiCo operates; changes in tariffs and global trade relations; future cyber incidents and other disruptions to our information systems; failure to successfully complete or manage strategic transactions; PepsiCo’s reliance on third-party service providers and enterprise-wide systems; climate change or measures to address climate change and other sustainability matters; strikes or work stoppages; failure to realize benefits from PepsiCo’s productivity initiatives or organizational restructurings; deterioration in estimates and underlying assumptions regarding future performance of our business or investments that can result in impairment charges; fluctuations or other changes in exchange rates; any downgrade or potential downgrade of PepsiCo’s credit ratings; imposition or proposed imposition of new or increased taxes aimed at PepsiCo’s products; imposition of limitations on the marketing or sale of PepsiCo’s products; changes in laws and regulations related to the use or disposal of plastics or other packaging materials; failure to comply with personal data protection and privacy laws; increase in income tax rates, changes in income tax laws or disagreements with tax authorities; failure to adequately protect PepsiCo’s intellectual property rights or infringement on intellectual property rights of others; failure to comply with applicable laws and regulations; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations; and other risks and uncertainties including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2025 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Risks Associated with Commodities and Our Supply Chain
Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. A number of external factors, including volatile geopolitical conditions, the inflationary cost environment, import/export restrictions and tariffs, adverse weather conditions and supply chain disruptions, have impacted and may continue to impact commodity, transportation and labor costs. Additionally, conflict in the Middle East continues to disrupt global supply chains and impact commodity prices. When prices increase, we may or may not pass on such increases to our customers, which may result in reduced volume, revenue, margins and operating results.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q and Note 9 to our consolidated financial statements in our 2025 Form 10-K for further information on how we manage our exposure to commodity prices.
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
Risks Associated with International Operations
In the 12 weeks ended March 21, 2026, our financial results outside of North America reflect the months of January and February. In the 12 weeks ended March 21, 2026, our operations outside of the United States generated 39% of our consolidated net revenue, with Mexico, Canada, China, Russia, the United Kingdom, Brazil and South Africa, collectively, comprising 23% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 21, 2026, favorable foreign exchange contributed to net revenue performance by 3 percentage points primarily due to an appreciation of the Mexican peso, Russian ruble and euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 4% of our consolidated net revenue for the 12 weeks ended March 21, 2026. Russia accounted for 5% of our consolidated assets, including 19% of our consolidated cash and cash equivalents and 40% of our accumulated currency translation adjustment loss as of March 21, 2026.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of March 21, 2026 and December 27, 2025 and Note 9 to our consolidated financial statements in our 2025 Form 10-K for a discussion of these items.

Risks Associated with Tariffs
The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. During the twelve weeks ended March 21, 2026, the U.S. Supreme Court ruled that many of the tariffs previously imposed under the International Emergency Economic Powers Act were invalid. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. In addition, the U.S. Administration initiated new tariffs and may impose additional tariffs. As a result, there remains significant uncertainty regarding the duration and scope of existing and future tariffs and the impact of such tariffs will continue to vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty have impacted and could continue to impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business, to identify actions to potentially mitigate, where possible, any unfavorable impacts on our business and to monitor the regulatory and administrative developments around the potential refund of tariffs previously paid and assess their impact on our future results.
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
Organization for Economic Co-operation and Development (OECD) Model Global Minimum Tax
In 2026, widespread implementation of the OECD model rules for a global minimum tax rate of 15% came into effect in various countries in which we do business, including European Union member states,

resulting in an increase in our income tax provision. We will continue to monitor for additional changes to the legislation, which could further impact our income tax provision.
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
Cautionary statements included above and in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our 2025 Form 10-K should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Physical or unit volume is one of the key metrics management uses internally to make operating and strategic decisions, including the preparation of our annual operating plan and the evaluation of our business performance. We believe volume provides additional information to facilitate the comparison of our historical operating performance and underlying trends and provides additional transparency on how we evaluate our business because it measures demand for our products at the consumer level. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Financial Results – Volume” included in our 2025 Form 10-K for further information on volume. Unit volume performance adjusts for the impacts of acquisitions and divestitures. Acquisitions and divestitures, when used in this report, reflect mergers and acquisitions activity, as well as divestitures and other structural changes. Further, unit volume performance excludes the impact of an additional week of results every five or six years (53rd reporting week), where applicable.
We report all of our international operations on a monthly calendar basis. The 12 weeks ended March 21, 2026 and March 22, 2025 include volume outside of North America for the months of January and February.

Consolidated Net Revenue and Operating Profit

	12 Weeks Ended
	3/21/2026	3/22/2025	Change
Net revenue	$19,443	$17,919	9%
Operating profit	$3,213	$2,583	24%
Operating margin	16.5%	14.4%	2.1
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
Operating profit increased 24%, primarily driven by productivity savings, net revenue growth, a favorable impact of net mark-to-market gains on commodity derivatives, a favorable net impact of acquisition and divestiture-related charges/credits and a 4-percentage-point favorable impact of foreign exchange translation, partially offset by certain operating cost increases.
Other Consolidated Results

	12 Weeks Ended
	3/21/2026	3/22/2025	Change
Other pension and retiree medical benefits income	$(58)	$(23)	$(35)
Net interest expense and other	$301	$264	$37
Tax rate	21.3%	21.3%
Net income attributable to PepsiCo	$2,327	$1,834	27%
Net income attributable to PepsiCo per common share – diluted	$1.70	$1.33	27%
Other pension and retiree medical benefits income increased $35 million, primarily reflecting the impact of the prior year recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan, changes in discount rates and higher expected return on plan assets.
Net interest expense and other increased $37 million, due to higher average debt balances, lower interest rates on average cash balances, higher losses on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher average cash balances and lower interest rates on average debt balances.
The reported tax rate was even with the prior year, primarily reflecting higher tax benefits from foreign results, offset by the impact of the OECD model global minimum tax.
Results of Operations – Segment Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of January and February are reflected in our results for the 12 weeks ended March 21, 2026 and March 22, 2025.
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

	12 Weeks Ended 3/21/2026
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	2%	—	(1)	1%	2	(1)
PBNA	9%	—	(7)	2%	(4)	6
IB Franchise	9%	(4)	—	5%	(3)	8
EMEA	18%	(12)	—	7%	6	—
LatAm Foods	16%	(13)	—	3%	(2)	5.5
Asia Pacific Foods	11%	(4)	—	7%	10	(2)
Total	9%	(3)	(2.5)	3%	—	2
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

	12 Weeks Ended 3/21/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,429	$736	$321	$278	$428	$217	$(196)	$3,213
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(182)	(182)
Restructuring and impairment charges	75	17	7	23	3	1	6	132
Acquisition and divestiture-related charges/credits	1	(114)	—	—	—	—	—	(113)
Core, non-GAAP measure	1,505	639	328	301	431	218	(372)	3,050
Impact of foreign exchange translation	(4)	(3)	(11)	(29)	(56)	(9)	—	(112)
Core Constant Currency, non-GAAP measure	$1,501	$636	$317	$272	$375	$209	$(372)	$2,938

Reported Operating Profit % Change, GAAP measure	(7)%	60%	16%	27%	24%	36%	(53)%	24%
Core Operating Profit % Change, non-GAAP measure	(4)%	7%	18%	29%	23%	35%	(8)%	9%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(5)%	7%	14%	17%	7%	30%	(8)%	5%

	12 Weeks Ended 3/22/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,536	$460	$277	$220	$344	$160	$(414)	$2,583
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(16)	(16)
Restructuring and impairment charges	24	125	2	13	7	1	25	197
Acquisition and divestiture-related charges/credits	15	10	—	—	—	—	—	25
Core, non-GAAP measure	$1,575	$595	$279	$233	$351	$161	$(405)	$2,789
(a)See “Items Affecting Comparability” for further information.
PFNA
Net revenue increased 2%, primarily driven by an increase in organic volume and a favorable impact of acquisitions, partially offset by unfavorable net pricing.
Unit volume grew 2%, driven primarily by a 2% increase in savory snacks volume.
Operating profit decreased 7%, primarily reflecting certain operating cost increases, the unfavorable net pricing, a 5-percentage-point unfavorable impact of gains associated with sales of certain assets in the prior year and higher restructuring charges. These impacts were partially offset by productivity savings and an increase in organic volume.
PBNA
Net revenue increased 9%, primarily driven by a favorable net impact of acquisitions and divestitures and effective net pricing, partially offset by an organic volume decline.
Unit volume declined 2.5%, primarily driven by a 3% decline in carbonated soft drink volume and a 2% decline in non-carbonated beverage volume.
Operating profit increased 60%, primarily driven by productivity savings, a favorable net impact of acquisition and divestiture-related charges/credits related to our poppi acquisition, lower restructuring charges and the effective net pricing. These impacts were partially offset by certain operating cost increases, the decline in organic volume, higher advertising and marketing expenses and a 5-percentage-point impact of higher commodity costs.
IB Franchise
Net revenue increased 9%, reflecting effective net pricing and a 4-percentage-point impact of favorable foreign exchange translation, partially offset by an organic volume decline.
Unit volume grew 0.5%, reflecting broad-based increases, partially offset by a decline in Mexico.
Operating profit increased 16%, primarily reflecting the effective net pricing and a 4-percentage-point impact of favorable foreign exchange translation, partially offset by certain operating cost increases.
EMEA
Net revenue increased 18%, primarily reflecting a 12-percentage-point impact of favorable foreign exchange translation, primarily driven by the strengthening of the Russian ruble, and organic volume growth.
Convenient foods unit volume grew 9%, primarily reflecting growth in South Africa and the Middle East.
Beverage unit volume grew 2%, primarily reflecting growth in the Middle East, partially offset by declines in Turkey and Russia.

Operating profit increased 27%, primarily reflecting the net revenue growth, productivity savings and a 12-percentage-point impact of favorable foreign exchange translation, primarily driven by the strengthening of the Russian ruble. These impacts were partially offset by certain operating cost increases and a 10-percentage-point impact of a dairy-related inventory reserve.
LatAm Foods
Net revenue increased 16%, reflecting a 13-percentage-point impact of favorable foreign exchange translation, primarily driven by the strengthening of the Mexican peso, and effective net pricing, partially offset by a decline in organic volume.
Unit volume declined 2%, primarily reflecting a decline in Mexico.
Operating profit increased 24%, primarily reflecting the effective net pricing, a 16-percentage-point impact of favorable foreign exchange translation, primarily driven by the strengthening of the Mexican peso, and productivity savings. These impacts were partially offset by certain operating cost increases and the decline in organic volume.
Asia Pacific Foods
Net revenue increased 11%, reflecting organic volume growth and a 4-percentage-point impact of favorable foreign exchange translation, partially offset by unfavorable net pricing.
Unit volume grew 9%, primarily reflecting growth in India and China.
Operating profit increased 36%, primarily reflecting productivity savings, the organic volume growth, a 10-percentage-point impact of lower commodity costs, primarily potatoes and packaging materials, and a 6-percentage-point impact of favorable foreign exchange translation. These impacts were partially offset by certain operating cost increases and the unfavorable net pricing.
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
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); charges related to restructuring plans; charges and credits associated with acquisitions and divestitures; gains associated with divestitures; asset impairment charges (non-cash); product recall-related impact; pension and retiree medical-related amounts, including all settlement and curtailment gains and losses; charges or adjustments related to the enactment of new laws, rules or regulations, such as tax law changes; amounts related to the resolution of tax positions; tax benefits related to reorganizations of our operations; and debt redemptions, cash tender or exchange offers. See below and “Items Affecting Comparability” for a description of adjustments to our GAAP financial measures in this Form 10-Q.
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
The following non-GAAP financial measures contained in this Form 10-Q are discussed below:
Organic revenue performance
We define organic revenue performance as a measure that adjusts for the impacts of foreign exchange translation (on a constant currency basis, as defined below), acquisitions and divestitures, and every five or six years, the impact of the 53rd reporting week. We also apply the constant currency calculation for our subsidiaries operating in highly inflationary economies. Adjusting for acquisitions and divestitures reflects mergers and acquisitions activity, as well as divestitures and other structural changes, including changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. We believe organic revenue performance provides useful information in evaluating the results of our business because it adjusts for items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan and charges and credits associated with our acquisitions and divestitures (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We also apply the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
Free cash flow
We define free cash flow as net cash from operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending (capital spending less cash proceeds from sales of property, plant and equipment) is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 3/21/2026
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$8,712	$10,731	$7,518	$3,213	$58	$632	$2,327
Items Affecting Comparability
Mark-to-market net impact	35	(35)	147	(182)	—	(43)	(139)
Restructuring and impairment charges	(19)	19	(113)	132	1	31	102
Acquisition and divestiture-related charges/credits	—	—	113	(113)	—	(27)	(86)
Core, non-GAAP measure	$8,728	$10,715	$7,665	$3,050	$59	$593	$2,204

	12 Weeks Ended 3/22/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$7,926	$9,993	$7,410	$2,583	$23	$499	$1,834
Items Affecting Comparability
Mark-to-market net impact	11	(11)	5	(16)	—	(3)	(13)
Restructuring and impairment charges	(1)	1	(196)	197	16	22	191
Acquisition and divestiture-related charges/credits	—	—	(25)	25	—	6	19
Core, non-GAAP measure	$7,936	$9,983	$7,194	$2,789	$39	$524	$2,031
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended
	3/21/2026	3/22/2025		Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$1.70	$1.33		27%
Mark-to-market net impact	(0.10)	(0.01)
Restructuring and impairment charges	0.07	0.14
Acquisition and divestiture-related charges/credits	(0.06)	0.01
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$1.61	$1.48	(a)	9%
Impact of foreign exchange translation				(4)
Change in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				5%
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through March 21, 2026, we have incurred pre-tax charges of $3.7 billion, including cash expenditures of $2.8 billion. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
See Note 3 to our condensed consolidated financial statements in this Form 10-Q, as well as Note 3 to our consolidated financial statements in our 2025 Form 10-K, for further information related to our 2019 Productivity Plan.
We regularly evaluate productivity initiatives beyond the productivity plan and other initiatives discussed above and in Note 3 to our condensed consolidated financial statements.
Acquisition and Divestiture-Related Charges/Credits
Acquisition and divestiture-related charges/credits include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration. Merger and integration charges include employee-related costs, closing costs and other integration costs.
See Note 11 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures and the transition tax liability under the Tax Cuts and Jobs Act (TCJ Act). In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business Risks” and Note 7 to our condensed consolidated financial statements included in this Form 10-Q, as well as “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2025 Form 10-K for further information.
As of March 21, 2026, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of March 21, 2026, Russia accounted for 19% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of March 21, 2026, our mandatory transition tax liability was $965 million, which was fully paid in April 2026. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2025 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 12 weeks ended March 21, 2026, net cash provided by operating activities was $41 million, compared to net cash used for operating activities of $1.0 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance and favorable working capital comparisons.
Investing Activities
During the 12 weeks ended March 21, 2026, net cash used for investing activities was $0.5 billion, primarily reflecting net capital spending of $0.4 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 12 weeks ended March 21, 2026, net cash provided by financing activities was $1.7 billion, primarily reflecting proceeds from the issuances of long-term debt of $3.0 billion and net proceeds from short-term borrowings of $2.4 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $2.1 billion, as well as payments of long-term debt borrowings of $1.6 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 3, 2026, we announced a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock which commenced on February 1, 2026 and will expire on February 28, 2030. In addition, on February 3, 2026, we announced a 4% increase in our annualized dividend to $5.92 per share from $5.69 per share, effective with the dividend expected to be paid in June 2026. We expect to return a total of approximately $8.9 billion to shareholders in 2026, comprising dividends of approximately $7.9 billion and share repurchases of approximately $1.0 billion.

Free Cash Flow
The table below reconciles net cash provided by/(used for) operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	12 Weeks Ended
	3/21/2026	3/22/2025
Net cash provided by/(used for) operating activities, GAAP measure	$41	$(973)
Capital spending	(447)	(603)
Sales of property, plant and equipment	13	132
Free cash flow, non-GAAP measure	$(393)	$(1,444)
We use free cash flow primarily for acquisitions and financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders primarily through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our 2025 Form 10-K, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Note 7 to our condensed consolidated financial statements and “Our Business Risks” included in this Form 10-Q, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our 2025 Form 10-K for further information.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
PepsiCo, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of March 21, 2026, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 21, 2026 and March 22, 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 27, 2025, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended (not presented herein); and in our report dated February 2, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2025 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
April 15, 2026

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.” In addition, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 9 to our consolidated financial statements in our 2025 Form 10-K.
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
During the 12 weeks ended March 21, 2026, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended March 21, 2026, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting organization and business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended March 21, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K.
As previously disclosed, on April 11, 2025, the Commissioner of the Department of Licensing and Consumer Affairs and Government of the United States Virgin Islands filed a lawsuit against PepsiCo, Inc., PepsiCo Caribbean, Inc., and two other unrelated parties asserting claims for public nuisance and deceptive acts or practices in the conduct of business allegedly resulting in plastic pollution in the Virgin Islands (the USVI Matter). The lawsuit was initially filed in the Superior Court of the United States Virgin Islands, Division of St. Croix. On May 19, 2025, the defendants removed the case to federal court in the United States District Court of the Virgin Islands, Division of St. Croix. On June 18, 2025, the Government of the United States Virgin Islands filed a motion to remand the case back to the Superior Court. On March 23, 2026, the United States District Court of the Virgin Islands, Division of St. Croix issued a decision remanding our case back to the Superior Court of the United States Virgin Islands, Division of St. Croix, where the matter is currently pending. Please refer to Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K for additional information.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter, Baltimore Matter and Los Angeles Matters (each, as defined in our 2025 Form 10-K), the USVI Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2025 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 21, 2026 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
12/28/2025 - 1/24/2026	—	$—	—	$—
				10,000
1/25/2026 - 2/21/2026	0.3	$165.06	0.3	(41)
				9,959
2/22/2026 - 3/21/2026	0.9	$160.88	0.9	(152)
Total	1.2	$161.75	1.2	$9,807
(a)All shares were repurchased in open market transactions pursuant to the $10 billion repurchase program authorized by our Board and publicly announced on February 3, 2026, which commenced on February 1, 2026 and will expire on February 28, 2030. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.
ITEM 5. Other Information.
During the 12 weeks ended March 21, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Exhibit 4.1
Form of Floating Rate Note due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2026.

Exhibit 4.2
Form of 3.300% Senior Note due 2034, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2026.

Exhibit 4.3
Form of 3.700% Senior Note due 2038, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2026.

Exhibit 4.4
Form of 4.150% Senior Note due 2047, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2026.

Exhibit 10.1	2026 Form of Annual Long-Term Incentive Award Agreement (Performance Stock Units/Restricted Stock Units).
Exhibit 10.2	2026 Form of Special Long-Term Incentive Award Agreement (Restricted Stock Units).
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 15, 2026	/s/ Christine E. Tammara
Christine E. Tammara
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	April 15, 2026	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)