Form 10-Q
period 2026-06-13
PEPSICO INC
filed 2026-07-09
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2026 (24 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 2, 2026 was 1,364,891,558.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Net Revenue	$24,181	$22,726	$43,624	$40,645
Cost of sales	11,070	10,304	19,782	18,230
Gross profit	13,111	12,422	23,842	22,415
Selling, general and administrative expenses	9,088	8,773	16,606	16,183
Impairment of intangible assets (see Notes 1 and 4)	—	1,860	—	1,860
Operating Profit	4,023	1,789	7,236	4,372
Other pension and retiree medical benefits income	59	42	117	65
Net interest expense and other	(230)	(260)	(531)	(524)
Income before income taxes	3,852	1,571	6,822	3,913
Provision for income taxes	848	292	1,480	791
Net income	3,004	1,279	5,342	3,122
Less: Net income attributable to noncontrolling interests	23	16	34	25
Net Income Attributable to PepsiCo	$2,981	$1,263	$5,308	$3,097
Net Income Attributable to PepsiCo per Common Share
Basic	$2.18	$0.92	$3.88	$2.26
Diluted	$2.18	$0.92	$3.88	$2.25
Weighted-average common shares outstanding
Basic	1,366	1,371	1,367	1,371
Diluted	1,369	1,373	1,370	1,374

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Net income	$3,004	$1,279	$5,342	$3,122
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	155	961	874	1,397
Net change on cash flow hedges	40	(18)	95	4
Net pension and retiree medical adjustments	21	(19)	27	(9)
Net change on available-for-sale debt securities and other	(217)	64	(315)	130
Total other comprehensive (loss)/income, net of taxes	(1)	988	681	1,522
Comprehensive income	3,003	2,267	6,023	4,644
Less: Comprehensive income attributable to noncontrolling interests	23	16	34	25
Comprehensive Income Attributable to PepsiCo	$2,980	$2,251	$5,989	$4,619

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/13/2026	6/14/2025
Operating Activities
Net income	$5,342	$3,122
Depreciation and amortization	1,639	1,491
Impairment and other charges	—	1,860
Operating lease right-of-use asset amortization	347	315
Share-based compensation expense	162	131
Restructuring and impairment charges	182	426
Cash payments for restructuring charges	(264)	(387)
Acquisition and divestiture-related charges/credits	(158)	87
Cash payments for acquisition and divestiture-related charges	(14)	(58)
Pension and retiree medical plan expenses	30	99
Pension and retiree medical plan contributions	(315)	(354)
Deferred income taxes and other tax charges/credits	494	(260)
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(965)	(772)
Change in assets and liabilities:
Accounts and notes receivable	(1,857)	(1,582)
Inventories	(802)	(800)
Prepaid expenses and other current assets	(271)	(354)
Accounts payable and other current liabilities	(1,200)	(2,083)
Income taxes payable	313	415
Other, net	(298)	(300)
Net Cash Provided by Operating Activities	2,365	996

Investing Activities
Capital spending	(1,266)	(1,507)
Sales of property, plant and equipment	71	169
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(148)	(3,130)
Short-term investments, by original maturity:
More than three months - purchases	(80)	—
More than three months - maturities	8	425
More than three months - sales	14	—
Three months or less, net	(10)	22
Other investing, net	19	(106)
Net Cash Used for Investing Activities	(1,392)	(4,127)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/13/2026	6/14/2025
Financing Activities
Proceeds from issuances of long-term debt	$2,974	$3,521
Payments of long-term debt	(2,221)	(2,543)
Short-term borrowings, by original maturity:
More than three months - proceeds	3,987	5,251
More than three months - payments	(1,750)	(2,492)
Three months or less, net	1,271	2,438
Cash dividends paid	(3,914)	(3,743)
Share repurchases	(479)	(494)
Proceeds from exercises of stock options	99	58
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(95)	(111)
Other financing	(2)	(17)
Net Cash (Used for)/Provided by Financing Activities	(130)	1,868
Effect of exchange rate changes on cash and cash equivalents and restricted cash	256	422
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	1,099	(841)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,204	8,553
Cash and Cash Equivalents and Restricted Cash, End of Period	$10,303	$7,712

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$292	$329

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	6/13/2026	12/27/2025
ASSETS
Current Assets
Cash and cash equivalents	$10,251	$9,159
Short-term investments	465	371
Accounts and notes receivable, less allowance ($226 and $230, respectively)	13,496	11,506
Inventories:
Raw materials and packaging	2,948	2,581
Work-in-process	163	143
Finished goods	3,623	3,121
	6,734	5,845
Prepaid expenses and other current assets	1,829	1,068
Total Current Assets	32,775	27,949
Property, plant and equipment	61,950	60,909
Accumulated depreciation	(32,179)	(31,004)
Property, Plant and Equipment, net	29,771	29,905
Amortizable Intangible Assets, net	1,187	1,219
Goodwill	19,093	18,916
Other Indefinite-Lived Intangible Assets	13,990	13,847
Investments in Noncontrolled Affiliates	2,180	2,038
Deferred Income Taxes	4,455	4,541
Other Assets	8,738	8,984
Total Assets	$112,189	$107,399

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$10,602	$6,861
Accounts payable and other current liabilities	24,504	25,903
Total Current Liabilities	35,106	32,764
Long-Term Debt Obligations	42,612	42,321
Deferred Income Taxes	4,055	3,802
Other Liabilities	8,146	7,965
Total Liabilities	89,919	86,852
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,366 and 1,367 shares, respectively)	23	23
Capital in excess of par value	4,447	4,451
Retained earnings	74,116	72,788
Accumulated other comprehensive loss	(14,343)	(15,024)
Repurchased common stock, in excess of par value (501 and 500 shares, respectively)	(42,145)	(41,832)
Total PepsiCo Common Shareholders’ Equity	22,098	20,406
Noncontrolling interests	172	141
Total Equity	22,270	20,547
Total Liabilities and Equity	$112,189	$107,399

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				24 Weeks Ended
	6/13/2026		6/14/2025		6/13/2026		6/14/2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,368	$23	1,373	$23	1,367	$23	1,372	$23
Change in repurchased common stock	(2)	—	(2)	—	(1)	—	(1)	—
Balance, end of period	1,366	23	1,371	23	1,366	23	1,371	23
Capital in Excess of Par Value
Balance, beginning of period		4,401		4,274		4,451		4,385
Share-based compensation expense		68		53		162		129
Stock option exercises, RSUs and PSUs converted		(1)		(2)		(69)		(100)
Withholding tax on RSUs and PSUs converted		(19)		(22)		(95)		(111)
Other		(2)		(4)		(2)		(4)
Balance, end of period		4,447		4,299		4,447		4,299
Retained Earnings
Balance, beginning of period		73,165		72,238		72,788		72,266
Net income attributable to PepsiCo		2,981		1,263		5,308		3,097
Cash dividends declared (a)		(2,030)		(1,954)		(3,980)		(3,816)
Balance, end of period		74,116		71,547		74,116		71,547
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,342)		(17,078)		(15,024)		(17,612)
Other comprehensive (loss)/income attributable to PepsiCo		(1)		988		681		1,522
Balance, end of period		(14,343)		(16,090)		(14,343)		(16,090)
Repurchased Common Stock
Balance, beginning of period	(499)	(41,864)	(494)	(41,068)	(500)	(41,832)	(495)	(41,021)
Share repurchases	(2)	(289)	(2)	(302)	(3)	(482)	(3)	(497)
Stock option exercises, RSUs and PSUs converted	—	7	—	9	2	168	2	157
Other	—	1	—	—	—	1	—	—
Balance, end of period	(501)	(42,145)	(496)	(41,361)	(501)	(42,145)	(496)	(41,361)
Total PepsiCo Common Shareholders’ Equity		22,098		18,418		22,098		18,418
Noncontrolling Interests
Balance, beginning of period		153		140		141		130
Net income attributable to noncontrolling interests		23		16		34		25
Distributions to noncontrolling interests		(14)		(14)		(15)		(15)
Other, net		10		(1)		12		1
Balance, end of period		172		141		172		141
Total Equity		$22,270		$18,559		$22,270		$18,559

(a)Cash dividends declared per common share were $1.4800 and $1.4225 for the 12 weeks ended June 13, 2026 and June 14, 2025, respectively, and $2.9025 and $2.7775 for the 24 weeks ended June 13, 2026 and June 14, 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 27, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (2025 Form 10-K). This report should be read in conjunction with our 2025 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 13, 2026 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 13, 2026 and June 14, 2025 and the months of January through May are reflected in our results for the 24 weeks ended June 13, 2026 and June 14, 2025.
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
Net Revenue, Significant Expenses and Operating Profit/(Loss) by Segment

	12 Weeks Ended 6/13/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,368	$7,243	$1,523	$4,983	$2,940	$1,124	$24,181
Segment cost of sales (a)	2,498	3,420	437	2,839	1,179	690
Segment selling, general and administrative expenses (a)	2,501	2,831	448	1,377	1,141	300
Restructuring and impairment charges (b)	26	(15)	1	16	4	7
Acquisition and divestiture-related charges/credits (c)	1	(46)	—	—	—	—
Segment operating profit	$1,342	$1,053	$637	$751	$616	$127	$4,526
Corporate unallocated expenses							(503)
Operating profit							4,023
Other pension and retiree medical benefits income							59
Net interest expense and other							(230)
Income before income taxes							$3,852

	12 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,476	$6,796	$1,368	$4,536	$2,548	$1,002	$22,726
Segment cost of sales (a)	2,471	2,990	400	2,638	1,074	627
Segment selling, general and administrative expenses (a)	2,517	2,812	430	1,241	929	282
Restructuring and impairment charges (b)	91	48	3	36	12	3
Acquisition and divestiture-related charges/credits (c)	6	56	—	—	—	—
Impairment and other charges (d)	—	1,529	—	251	—	80
Segment operating profit/(loss)	$1,391	$(639)	$535	$370	$533	$10	$2,200
Corporate unallocated expenses							(411)
Operating profit							1,789
Other pension and retiree medical benefits income							42
Net interest expense and other							(260)
Income before income taxes							$1,571

	24 Weeks Ended 6/13/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$12,700	$13,634	$2,347	$7,806	$4,874	$2,263	$43,624
Segment cost of sales (a)	4,890	6,412	671	4,512	1,959	1,347
Segment selling, general and administrative expenses (a)	4,936	5,591	710	2,226	1,864	564
Restructuring and impairment charges (b)	101	2	8	39	7	8
Acquisition and divestiture-related charges/credits (c)	2	(160)	—	—	—	—
Segment operating profit	$2,771	$1,789	$958	$1,029	$1,044	$344	$7,935
Corporate unallocated expenses							(699)
Operating profit							7,236
Other pension and retiree medical benefits income							117
Net interest expense and other							(531)
Income before income taxes							$6,822

	24 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$12,689	$12,672	$2,127	$6,924	$4,209	$2,024	$40,645
Segment cost of sales (a)	4,819	5,649	612	4,045	1,772	1,239
Segment selling, general and administrative expenses (a)	4,807	5,434	698	1,989	1,541	531
Restructuring and impairment charges (b)	115	173	5	49	19	4
Acquisition and divestiture-related charges/credits (c)	21	66	—	—	—	—
Impairment and other charges (d)	—	1,529	—	251	—	80
Segment operating profit/(loss)	$2,927	$(179)	$812	$590	$877	$170	$5,197
Corporate unallocated expenses							(825)
Operating profit							4,372
Other pension and retiree medical benefits income							65
Net interest expense and other							(524)
Income before income taxes							$3,913
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges/credits and impairment and other charges lines of these tables.
(b)See Note 3 for further information related to restructuring and impairment charges. Income amount represents adjustments for changes in estimates of previously recorded amounts.
(c)See Note 11 for further information related to acquisition and divestiture-related charges/credits.
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
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	6/13/2026		6/14/2025
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	53%	47%	51%	49%
International (b)	32%	68%	33%	67%
PepsiCo	44%	56%	43%	57%

	24 Weeks Ended
	6/13/2026		6/14/2025
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	52%	48%	50%	50%
International (b)	30%	70%	31%	69%
PepsiCo	43%	57%	43%	57%
(a)Beverage revenue from company-owned bottlers, which includes our consolidated bottling operations in our PBNA and EMEA segments, was 36% of our consolidated net revenue in each of the 12 and 24 weeks ended June 13, 2026 and June 14, 2025. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 37% and 63% of EMEA net revenue, respectively, in the 12 weeks ended June 13, 2026, 38% and 62% of EMEA net revenue, respectively, in the 12 weeks ended June 14, 2025 and 36% and 64% of EMEA net revenue, respectively, in each of the 24 weeks ended June 13, 2026 and June 14, 2025.

Other Segment Information
Capital spending and depreciation and amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Depreciation and Amortization
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
PFNA	$211	$230	$229	$230
PBNA	261	283	275	241
IB Franchise	20	30	28	27
EMEA	151	137	160	135
LatAm Foods	107	115	123	100
Asia Pacific Foods	35	68	42	38
Total segment	785	863	857	771
Corporate	34	41	40	36
Total	$819	$904	$897	$807

	24 Weeks Ended
	Capital Spending(a)		Depreciation and Amortization
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
PFNA	$321	$425	$456	$440
PBNA	444	531	527	494
IB Franchise	29	46	46	46
EMEA	217	187	261	216
LatAm Foods	148	161	203	162
Asia Pacific Foods	51	92	70	61
Total segment	1,210	1,442	1,563	1,419
Corporate	56	65	76	72
Total	$1,266	$1,507	$1,639	$1,491
(a)Asset and other balance sheet information for segments is not provided to our chief operating decision maker.
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
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	20%	25%	2%	25%	10%	3%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Cost of sales (a)	$(1)	$102	$18	$103
Selling, general and administrative expenses	50	113	163	309
Other pension and retiree medical benefits (income)/expense (a)	—	(2)	1	14
Total restructuring and impairment charges	$49	$213	$182	$426
After-tax amount	$39	$160	$141	$351
Impact on net income attributable to PepsiCo per common share	$(0.03)	$(0.12)	$(0.10)	$(0.26)

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/13/2026	6/14/2025	6/13/2026	6/14/2025	through 6/13/2026
PFNA	$26	$91	$101	$115	$877
PBNA (a)	(15)	48	2	173	788
IB Franchise	1	3	8	5	73
EMEA	16	36	39	49	995
LatAm Foods	4	12	7	19	306
Asia Pacific Foods	7	3	8	4	107
Corporate	10	22	16	47	500
	49	215	181	412	3,646
Other pension and retiree medical benefits (income)/expense (a)	—	(2)	1	14	146
Total	$49	$213	$182	$426	$3,792
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		24 Weeks Ended		Plan-to-Date
	6/13/2026	6/14/2025	6/13/2026	6/14/2025	through 6/13/2026
Severance and other employee costs	$15	$64	$51	$122	$1,840
Asset impairments	—	85	59	87	605
Other costs	34	64	72	217	1,347
Total	$49	$213	$182	$426	$3,792
Severance and other employee costs primarily include severance and other termination benefits. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 24 weeks ended June 13, 2026 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2025	$308	$—	$18	$326
Restructuring charges	51	59	72	182
Cash payments (a)	(172)	—	(92)	(264)
Non-cash charges and translation	(1)	(59)	12	(48)
Liability as of June 13, 2026	$186	$—	$10	$196
(a)Excludes cash expenditures of $2 million reported in the cash flow statement in pension and retiree medical plan contributions.
The majority of the restructuring accrual at June 13, 2026 is expected to be paid within a year.
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

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/13/2026			12/27/2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$831	$(250)	$581	$835	$(244)	$591
Customer relationships	782	(372)	410	773	(347)	426
Brands	1,086	(1,027)	59	1,084	(1,021)	63
Other identifiable intangibles	434	(297)	137	433	(294)	139
Total	$3,133	$(1,946)	$1,187	$3,125	$(1,906)	$1,219
The components of indefinite-lived intangible assets are as follows:

	6/13/2026	12/27/2025
Goodwill (a)	$19,093	$18,916
Other indefinite-lived intangible assets
Reacquired franchise rights	7,532	7,542
Acquired franchise rights (b)	2,239	2,099
Brands	4,219	4,206
Total indefinite-lived intangible assets	$33,083	$32,763
(a)Increase primarily reflects appreciation of the Russian ruble and South African rand.
(b)Increase is primarily related to acquired distribution rights for the Alani Nu brand.
During the 12 weeks ended June 14, 2025, business performance in conjunction with lower expectations of future business performance compared to projections, as well as in contemplation of the Celsius Transaction described in Note 4 to our consolidated financial statements in our 2025 Form 10-K, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in certain markets and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 (significant unobservable inputs) measurement. We determined that the carrying value exceeded the fair value, which reflected our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions), as well as an increase in the weighted-average cost of capital. As a result of the quantitative assessment, we recorded pre-tax impairment charges of $1.9 billion ($1.4 billion after-tax or $1.05 per share) in impairment of intangible assets, primarily comprised of the Rockstar brand in our PBNA and EMEA segments.
We continuously monitor the performance of all our indefinite-lived intangible assets and will perform our annual impairment assessment during our third quarter; for further information on our policies for indefinite-lived intangible assets, see Note 2 to our consolidated financial statements in our 2025 Form 10-K.
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
The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Share-based compensation expense – equity awards	$69	$54	$162	$131
Share-based compensation expense – liability awards	3	(7)	5	(3)
Restructuring charges	(1)	(1)	—	(2)
Total	$71	$46	$167	$126
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	24 Weeks Ended
	6/13/2026		6/14/2025
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	0.9	$169.25	1.4	$153.75
RSUs and PSUs	2.4	$169.25	2.1	$153.71
(a)In millions. All grant activity is disclosed at target.
For the 12 weeks ended June 13, 2026 and June 14, 2025, our grants of stock options, RSUs and PSUs were nominal.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million during the 24 weeks ended June 14, 2025. Long-term cash awards granted for the 12 weeks ended June 14, 2025 were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/13/2026	6/14/2025
Expected life	7 years	7 years
Risk-free interest rate	3.7%	4.1%
Expected volatility	16%	16%
Expected dividend yield	3.5%	3.4%

Note 6 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/13/2026	6/14/2025	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Service cost	$54	$73	$13	$11	$9	$7
Other pension and retiree medical benefits (income)/expense:
Interest cost	120	135	37	36	6	7
Expected return on plan assets	(191)	(186)	(51)	(47)	(2)	(3)
Amortization of prior service cost/(credits)	2	—	—	—	(1)	(1)
Amortization of net losses/(gains)	17	20	8	6	(4)	(6)
Settlement/curtailment gains	—	—	—	(1)	—	—
Special termination benefits	—	(2)	—	—	—	—
Total other pension and retiree medical benefits income	(52)	(33)	(6)	(6)	(1)	(3)
Total	$2	$40	$7	$5	$8	$4

	24 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	6/13/2026	6/14/2025	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Service cost	$108	$145	$23	$19	$17	$14
Other pension and retiree medical benefits (income)/expense:
Interest cost	240	270	65	62	12	14
Expected return on plan assets	(382)	(372)	(90)	(83)	(4)	(5)
Amortization of prior service cost/(credits)	4	1	—	—	(2)	(2)
Amortization of net losses/(gains)	34	39	14	10	(9)	(12)
Settlement/curtailment gains	—	—	—	(1)	—	—
Special termination benefits	1	14	—	—	—	—
Total other pension and retiree medical benefits income	(103)	(48)	(11)	(12)	(3)	(5)
Total	$5	$97	$12	$7	$14	$9
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans. In addition, lump sum payments may result in settlement charges in future periods.
In the 24 weeks ended June 13, 2026 and June 14, 2025, we made discretionary contributions of $200 million and $250 million, respectively, to our U.S. qualified defined benefit plans, and $52 million and $29 million, respectively, to our international defined benefit plans.

Note 7 - Debt Obligations
In the 24 weeks ended June 13, 2026, we issued the following notes:

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
In the 24 weeks ended June 13, 2026, $1.6 billion of U.S. dollar-denominated senior notes and €0.5 billion of euro-denominated senior notes matured and were paid.
As of June 13, 2026, we had $6.1 billion of commercial paper outstanding, excluding discounts.
In the 12 and 24 weeks ended June 13, 2026, we entered into a new five-year unsecured revolving credit agreement (2026 Five-Year Credit Agreement), which expires on May 22, 2031. The 2026 Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $1.2 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2026 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The 2026 Five-Year Credit Agreement replaced our $5.0 billion five-year credit agreement, dated as of May 23, 2025.
Also in the 12 and 24 weeks ended June 13, 2026, we entered into a new 364-day unsecured revolving credit agreement (2026 364-Day Credit Agreement), which expires on May 21, 2027. The 2026 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 2026 364-Day Credit Agreement replaced our $5.0 billion 364-day credit agreement, dated as of May 23, 2025.
Funds borrowed under the 2026 Five-Year Credit Agreement and the 2026 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 13, 2026, there were no outstanding borrowings under the 2026 Five-Year Credit Agreement or the 2026 364-Day Credit Agreement.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.

There have been no material changes during the 24 weeks ended June 13, 2026 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2025 Form 10-K.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 13, 2026 was $53 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of June 13, 2026.
The notional amounts of our financial instruments used to hedge the above risks are as follows:

	Notional Amounts(a)
	6/13/2026	12/27/2025
Commodity contracts	$1.6	$1.5
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts (b)	$2.9	$3.1
Cross-currency contracts (c)	$1.0	$1.7
Non-derivative debt instruments (b)	$11.7	$4.4
(a)In billions.
(b)During the 24 weeks ended June 13, 2026, we designated $4.5 billion of existing euro denominated debt and $2.9 billion of euro denominated debt issued in February 2026 as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign operations. As of June 13, 2026, there are no foreign exchange contracts designated as net investment hedges.
(c)During the 12 and 24 weeks ended June 13, 2026, U.S. dollar for euro cross-currency interest rate swaps with a total notional amount of $0.7 billion matured. Subsequent to June 13, 2026, we entered into Thai baht for U.S. dollar cross-currency interest rate swaps with a total notional amount of $0.3 billion and maturity dates ranging from May 2027 to May 2031. The cross-currency interest rate swaps are designated as net investment hedges to hedge the net assets of certain foreign operations with Thai baht functional currency.
As of June 13, 2026, approximately 17% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 11% as of December 27, 2025.
Debt Securities
Available-for-Sale
The activity related to our Level 3 investments in certain available-for-sale debt securities is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Celsius Holdings, Inc. (Celsius):
Balance, beginning of period	$1,756	$888	$1,852	$785
Net unrealized (loss)/gain	(289)	77	(371)	187
Cash dividends received	(14)	(7)	(28)	(14)
Balance, end of period	1,453	958	1,453	958
Other:
Balance, beginning of period	242	242	275	256
Net unrealized gain/(loss)	17	19	(16)	5
Balance, end of period	259	261	259	261
Total Level 3 available-for-sale balance, end of period	$1,712	$1,219	$1,712	$1,219

There were no impairment charges related to our investments in available-for-sale debt securities in both the 24 weeks ended June 13, 2026 and June 14, 2025. There were net unrealized gains of $473 million and $526 million as of June 13, 2026 and June 14, 2025, respectively, associated with our available-for-sale debt securities.
Recurring Fair Value Measurements
The fair values of our financial assets and liabilities are categorized as follows:

	Fair Value Hierarchy Levels(a)	6/13/2026		12/27/2025
		Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$1,712	$—	$2,127	$—
Index funds (c)	1	376	—	341	—
Deferred compensation (d)	2	—	503	—	495
Contingent consideration (e)	3	—	117	—	278
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	—	21	19	3
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	18	20	6	28
Cross-currency contracts (g)	2	—	—	—	102
Commodity contracts (h)	2	144	2	116	5
		162	22	122	135
Derivatives designated as net investment hedging instruments:
Foreign exchange contracts (g)	2	—	—	—	1
Cross-currency contracts (g)	2	—	104	—	34
		—	104	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	16	7	6	32
Commodity contracts (h)	2	29	2	4	9
		45	9	10	41
Total derivatives at fair value (i)		207	156	151	214
Total		$2,295	$776	$2,619	$987
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
(b)Classified as other assets. The fair value of our investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs, such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.9% and 8.5% as of June 13, 2026 and December 27, 2025, respectively. The fair value of the other investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based on the fair value of investments corresponding to employees’ investment elections.

(e)In connection with our acquisition of VNGR Beverage, LLC (poppi), we recorded a liability at fair value for the contingent consideration of $300 million payable upon achievement of certain performance milestones by the third quarter of 2027. If these performance milestones are not met, no payment will be made. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as forecasts of net revenue and margin. An increase in the net revenue and margin forecasts would result in a higher fair value measurement, while a decrease in the net revenue and margin forecasts would result in a lower fair value measurement. As of June 13, 2026, the fair value of the contingent consideration was $117 million, reflecting a fair value decrease of $45 million and $161 million in the 12 and 24 weeks ended June 13, 2026, respectively, recorded in selling, general and administrative expenses.
(f)Based on Secured Overnight Financing Rate forward rates. As of June 13, 2026, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.
(g)Based on recently reported market transactions of spot and/or forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of June 13, 2026 and December 27, 2025 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of June 13, 2026 and December 27, 2025 was $49 billion and $46 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Interest rate swap contracts (a)	$16	$(7)	$37	$(43)
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.

Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Foreign exchange contracts	$(11)	$54	$16	$(8)
Cross-currency contracts	(6)	(36)	(5)	(34)
Commodity contracts	(76)	(45)	(63)	(11)
Total	$(93)	$(27)	$(52)	$(53)

	24 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Foreign exchange contracts	$6	$70	$30	$(24)
Cross-currency contracts	5	(55)	5	(55)
Commodity contracts	(212)	(100)	(124)	(5)
Total	$(201)	$(85)	$(89)	$(84)
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
As of June 13, 2026, we expect to reclassify net gains of $215 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Statement(a)
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Non-derivative debt instruments	$23	$174	$—	$—
Cross-currency contracts	32	12	(4)	(2)
Total	$55	$186	$(4)	$(2)

	24 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Statement(a)
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
Non-derivative debt instruments	$(159)	$284	$—	$—
Cross-currency contracts	70	9	(8)	(4)
Foreign exchange contracts	(11)	—	(2)	—
Total	$(100)	$293	$(10)	$(4)
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps and forward contracts.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	6/13/2026			6/14/2025
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$(10)	$(10)	$1	$43	$44
Commodity contracts	3	(16)	(13)	5	(8)	(3)
Total	$3	$(26)	$(23)	$6	$35	$41

	24 Weeks Ended
	6/13/2026			6/14/2025
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$(13)	$(13)	$1	$54	$55
Commodity contracts	(28)	(175)	(203)	(4)	(10)	(14)
Total	$(28)	$(188)	$(216)	$(3)	$44	$41

Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/13/2026		6/14/2025
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.18		$0.92
Net income available for PepsiCo common shareholders	$2,981	1,366	$1,263	1,371
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	2
Diluted	$2,981	1,369	$1,263	1,373
Diluted net income attributable to PepsiCo per common share	$2.18		$0.92

	24 Weeks Ended
	6/13/2026		6/14/2025
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$3.88		$2.26
Net income available for PepsiCo common shareholders	$5,308	1,367	$3,097	1,371
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	3
Diluted	$5,308	1,370	$3,097	1,374
Diluted net income attributable to PepsiCo per common share	$3.88		$2.25
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 9 million for both the 12 weeks ended June 13, 2026 and June 14, 2025, and 8 million for both the 24 weeks ended June 13, 2026 and June 14, 2025.

Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 27, 2025 (b)	$(13,494)	$126	$(2,262)	$606	$(15,024)
Other comprehensive income/(loss) before reclassifications (c)	757	108	(10)	(129)	726
Amounts reclassified from accumulated other comprehensive loss	—	(37)	19	—	(18)
Net other comprehensive income/(loss)	757	71	9	(129)	708
Tax amounts	(38)	(16)	(3)	31	(26)
Balance as of March 21, 2026 (b)	(12,775)	181	(2,256)	508	(14,342)
Other comprehensive income/(loss) before reclassifications (d)	145	93	4	(285)	(43)
Amounts reclassified from accumulated other comprehensive loss	—	(52)	22	—	(30)
Net other comprehensive income/(loss)	145	41	26	(285)	(73)
Tax amounts	10	(1)	(5)	68	72
Balance as of June 13, 2026 (b)	$(12,620)	$221	$(2,235)	$291	$(14,343)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 8 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,138 million as of December 27, 2025, $1,135 million as of March 21, 2026 and $1,130 million as of June 13, 2026.
(c)Currency translation adjustment primarily reflects appreciation of the euro, Mexican peso and Russian ruble.
(d)Currency translation adjustment primarily reflects appreciation of the Russian ruble.

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
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble and depreciation of the euro.
(d)Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Canadian dollar.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$—	$(2)	$—	$(2)	Net revenue
Foreign exchange contracts	16	(6)	30	(22)	Cost of sales
Cross-currency contracts	(5)	(34)	5	(55)	Selling, general and administrative expenses
Commodity contracts	(63)	(11)	(122)	(6)	Cost of sales
Commodity contracts	—	—	(2)	1	Selling, general and administrative expenses
Net gains before tax	(52)	(53)	(89)	(84)
Tax amounts	21	13	29	22
Net gains after tax	(31)	(40)	(60)	(62)

Pension and retiree medical items:
Amortization of net prior service cost/(credits)	1	(1)	2	(1)	Other pension and retiree medical benefits income
Amortization of net losses	21	20	39	37	Other pension and retiree medical benefits income
Settlement/curtailment gains	—	(1)	—	(1)	Other pension and retiree medical benefits income
Net losses before tax	22	18	41	35
Tax amounts	(5)	(4)	(9)	(8)
Net losses after tax	17	14	32	27

Total net gains reclassified, net of tax	$(14)	$(26)	$(28)	$(35)

Note 11 - Acquisitions and Divestitures
2025 Acquisitions
On January 17, 2025, we acquired all of the outstanding equity interest in Garza Food Ventures LLC (Siete), a Mexican-American foods business, for total consideration of $1.2 billion in cash.
On May 19, 2025, we acquired all of the outstanding equity interest in poppi, a prebiotic soda business, for cash consideration of $1.9 billion and contingent consideration with an acquisition date fair value of $0.2 billion. See Note 8 for further information on the contingent consideration. In connection with this acquisition, other payments may be incurred, subject to the achievement of certain conditions.
We accounted for the 2025 acquisitions as business combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the respective dates of acquisition. The purchase price allocations for Siete and poppi were finalized in the first and second quarter of 2026, respectively.
The fair value of identifiable assets acquired and liabilities assumed in the acquisitions of Siete and poppi and the resulting goodwill as of the respective acquisition dates is summarized as follows:

	Siete	poppi
Acquisition date	January 17, 2025	May 19, 2025
Segment	PFNA	PBNA
Inventories	$28	$114
Property, plant and equipment	7	3
Amortizable intangible asset	65	150
Other indefinite-lived intangible asset (brand)	470	1,700
Other assets and liabilities	46	(32)
Total identifiable net assets	616	1,935
Goodwill	630	185
Total purchase price	$1,246	$2,120
Goodwill is calculated as the excess of the aggregate fair value of the consideration transferred over the fair value of the net assets recognized. The goodwill recorded as part of the acquisitions of Siete and poppi primarily reflects our expectation of future economic benefits arising from growth opportunities, expanded consumer reach and the strengthening of our overall product offerings across our food and beverage businesses. All of the goodwill associated with our acquisitions of Siete and poppi is recorded in our PFNA and PBNA segments, respectively, and is deductible for tax purposes.
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

A summary of charges/credits is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/2026	6/14/2025	6/13/2026	6/14/2025
PFNA	$1	$6	$2	$21
PBNA (a)	(46)	56	(160)	66
Total (b)	$(45)	$62	$(158)	$87
After-tax amount	$(35)	$48	$(121)	$67
Impact on net income attributable to PepsiCo per common share	$0.03	$(0.03)	$0.09	$(0.05)
(a)Income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of poppi. See Note 8 for further information.
(b)Recorded in selling, general and administrative expenses.
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of June 13, 2026 and December 27, 2025, $1.8 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2025 Form 10-K.
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
Risks Associated with International Operations
In the 12 weeks ended June 13, 2026, our financial results outside of North America reflect the months of March, April and May. In the 24 weeks ended June 13, 2026, our financial results outside of North America reflect the months of January through May. In the 24 weeks ended June 13, 2026, our operations outside of the United States generated 43% of our consolidated net revenue, with Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa, collectively, comprising 25% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended June 13, 2026, favorable foreign exchange contributed to net revenue performance by 2 percentage points primarily due to an appreciation of the Mexican peso and Russian ruble, partially offset by a decline in the Turkish lira. In the 24 weeks ended June 13, 2026, favorable foreign exchange contributed to net revenue performance by 3 percentage points primarily due to an appreciation of the Mexican peso and Russian ruble. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 6% and 5% of our consolidated net revenue for the 12 and 24 weeks ended June 13, 2026, respectively. Russia accounted for 6% of our consolidated assets, including 21% of our consolidated cash and cash equivalents, and 38% of our accumulated currency translation adjustment loss as of June 13, 2026.

See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of June 13, 2026 and December 27, 2025 and Note 9 to our consolidated financial statements in our 2025 Form 10-K for a discussion of these items.
Risks Associated with Tariffs
The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. During the 24 weeks ended June 13, 2026, the U.S. Supreme Court ruled that many of the tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. Following this ruling, we have submitted, and expect to continue to submit, tariff recovery claims through the U.S. Customs and Border Protection (CBP) seeking a refund of certain eligible IEEPA tariffs. While we have begun to receive, and may continue to receive, refunds of such tariffs, the ultimate recoverability, timing and amount of any such refunds remain uncertain and subject to CBP review as well as further legal, regulatory and administrative developments. In addition, the U.S. Administration initiated new tariffs and may impose additional tariffs. As a result, there remains significant uncertainty regarding the duration and scope of existing and future tariffs and the impact of such tariffs will continue to vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty have impacted and could continue to impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business, to identify actions to potentially mitigate, where possible, any unfavorable impacts on our business and to monitor the regulatory and administrative developments around the potential refund of tariffs previously paid and assess their impact on our future results.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended June 13, 2026 and June 14, 2025 include volume outside of North America for the months of March, April and

May. The 24 weeks ended June 13, 2026 and June 14, 2025 include volume outside of North America for the months of January through May.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/13/2026	6/14/2025	Change	6/13/2026	6/14/2025	Change
Net revenue	$24,181	$22,726	6%	$43,624	$40,645	7%
Operating profit	$4,023	$1,789	125%	$7,236	$4,372	65%
Operating margin	16.6%	7.9%	8.7	16.6%	10.8%	5.8
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased 125%, primarily driven by prior-year impairment charges related to the Rockstar and Be & Cheery brands, productivity savings, effective net pricing, lower restructuring charges and a favorable net impact of acquisition and divestiture-related charges/credits, partially offset by certain operating cost increases.
24 Weeks
Operating profit increased 65%, primarily driven by prior-year impairment charges related to the Rockstar and Be & Cheery brands, productivity savings, effective net pricing, a favorable net impact of acquisition and divestiture-related charges/credits and lower restructuring charges, partially offset by certain operating cost increases.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/13/2026	6/14/2025	Change	6/13/2026	6/14/2025	Change
Other pension and retiree medical benefits income	$(59)	$(42)	$(17)	$(117)	$(65)	$(52)
Net interest expense and other	$230	$260	$(30)	$531	$524	$7
Tax rate	22.0%	18.6%		21.7%	20.2%
Net income attributable to PepsiCo	$2,981	$1,263	136%	$5,308	$3,097	71%
Net income attributable to PepsiCo per common share – diluted	$2.18	$0.92	137%	$3.88	$2.25	72%
12 Weeks
Other pension and retiree medical benefits income increased $17 million, primarily reflecting the impact of changes in discount rates and higher expected return on plan assets.
Net interest expense and other decreased $30 million, due to higher average cash balances, higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and lower interest rates on average debt balances, partially offset by higher average debt balances and lower interest rates on average cash balances.
The reported tax rate increased 3.4 percentage points, primarily reflecting the prior-year release of federal interest accruals and the impairment of the Rockstar brand, as well as the current-year impact of the OECD model global minimum tax, partially offset by higher tax benefits from foreign results.

24 Weeks
Other pension and retiree medical benefits income increased $52 million, primarily reflecting the impact of changes in discount rates, higher expected return on plan assets, and the prior-year recognition of special termination benefits due to restructuring actions as part of our 2019 Productivity Plan.
Net interest expense and other increased $7 million, due to higher average debt balances and lower interest rates on average cash balances, partially offset by higher average cash balances, lower interest rates on average debt balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability.
The reported tax rate increased 1.5 percentage points, primarily reflecting the prior-year release of federal interest accruals and the impairment of the Rockstar brand, as well as the current-year impact of the OECD model global minimum tax, partially offset by higher tax benefits from foreign results.
Results of Operations – Segment Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of March, April and May are reflected in our results for the 12 weeks ended June 13, 2026 and June 14, 2025 and the months January through May are reflected in our results for the 24 weeks ended June 13, 2026 and June 14, 2025.
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

	12 Weeks Ended 6/13/2026
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	(2)%	—	—	(2)%	—	(2)
PBNA	7%	—	(6)	1%	(2)	3
IB Franchise	11%	(2)	—	9%	6	3
EMEA	10%	(3)	—	6%	3	3
LatAm Foods	15%	(11)	—	4%	—	4
Asia Pacific Foods	12%	(3)	—	9%	10	(1)
Total	6%	(2)	(2)	2%	1	2

	24 Weeks Ended 6/13/2026
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	—	(0.5)%	1	(1)
PBNA	8%	—	(6)	1%	(3)	4
IB Franchise	10%	(3)	—	8%	3	5
EMEA	13%	(6)	—	6%	4	2
LatAm Foods	16%	(12)	—	4%	(1)	5
Asia Pacific Foods	12%	(3)	—	8%	10	(1.5)
Total	7%	(3)	(2)	2.5%	1	2
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

	12 Weeks Ended 6/13/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,342	$1,053	$637	$751	$616	$127	$(503)	$4,023
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	40	40
Restructuring and impairment charges (b)	26	(15)	1	16	4	7	10	49
Acquisition and divestiture-related charges/credits	1	(46)	—	—	—	—	—	(45)
Core, non-GAAP measure	1,369	992	638	767	620	134	(453)	4,067
Impact of foreign exchange translation	(1)	—	(11)	(18)	(70)	(3)	—	(103)
Core Constant Currency, non-GAAP measure	$1,368	$992	$627	$749	$550	$131	$(453)	$3,964

Reported Operating Profit % Change, GAAP measure	(3.5)%	n/m	19%	103%	16%	n/m	23%	125%
Core Operating Profit % Change, non-GAAP measure	(8)%	—%	19%	17%	14%	44%	12%	4%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(8)%	—%	17%	14%	1%	41%	12%	1%

	12 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,391	$(639)	$535	$370	$533	$10	$(411)	$1,789
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(15)	(15)
Restructuring and impairment charges	91	48	3	36	12	3	22	215
Acquisition and divestiture-related charges/credits	6	56	—	—	—	—	—	62
Impairment and other charges	—	1,529	—	251	—	80	—	1,860
Core, non-GAAP measure	$1,488	$994	$538	$657	$545	$93	$(404)	$3,911

	24 Weeks Ended 6/13/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$2,771	$1,789	$958	$1,029	$1,044	$344	$(699)	$7,236
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(142)	(142)
Restructuring and impairment charges	101	2	8	39	7	8	16	181
Acquisition and divestiture-related charges/credits	2	(160)	—	—	—	—	—	(158)
Core, non-GAAP measure	2,874	1,631	966	1,068	1,051	352	(825)	7,117
Impact of foreign exchange translation	(5)	(3)	(22)	(47)	(126)	(12)	—	(215)
Core Constant Currency, non-GAAP measure	$2,869	$1,628	$944	$1,021	$925	$340	$(825)	$6,902

Reported Operating Profit % Change, GAAP measure	(5)%	n/m	18%	74%	19%	103%	(15)%	65%
Core Operating Profit % Change, non-GAAP measure	(6)%	3%	18%	20%	17%	38%	2%	6%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(6)%	2.5%	16%	15%	3%	34%	2%	3%

	24 Weeks Ended 6/14/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$2,927	$(179)	$812	$590	$877	$170	$(825)	$4,372
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(31)	(31)
Restructuring and impairment charges	115	173	5	49	19	4	47	412
Acquisition and divestiture-related charges/credits	21	66	—	—	—	—	—	87
Impairment and other charges	—	1,529	—	251	—	80	—	1,860
Core, non-GAAP measure	$3,063	$1,589	$817	$890	$896	$254	$(809)	$6,700
(a)See “Items Affecting Comparability” for further information.
(b)Income amount represents adjustments for changes in estimates of previously recorded amounts.
n/m - Not meaningful due to the impact of prior-year impairment and other charges.
PFNA
12 Weeks
Net revenue decreased 2%, primarily driven by unfavorable net pricing.
Unit volume was even with the prior year.
Operating profit decreased 3.5%, primarily reflecting certain operating cost increases and the unfavorable net pricing. These impacts were partially offset by productivity savings and lower restructuring charges.
24 Weeks
Net revenue increased slightly, primarily driven by an increase in organic volume and a favorable impact of an acquisition, partially offset by unfavorable net pricing.
Unit volume grew 1%, driven primarily by a 1% increase in savory snacks volume.
Operating profit decreased 5%, primarily reflecting certain operating cost increases, the unfavorable net pricing and a 3-percentage-point impact of gains associated with sales of certain assets in the prior year. These impacts were partially offset by productivity savings.
PBNA
12 Weeks
Net revenue increased 7%, primarily driven by a favorable net impact of acquisitions and divestitures and effective net pricing, partially offset by an organic volume decline.
Unit volume declined 4%, primarily driven by a 4% decline in noncarbonated beverage (NCB) volume and a 3% decline in carbonated soft drink (CSD) volume.
Operating profit improvement primarily reflects a prior-year impairment charge related to the Rockstar brand, productivity savings, a favorable net impact of acquisition and divestiture-related charges/credits related to our poppi acquisition, lower restructuring charges, the effective net pricing and a 3-percentage-point impact of a gain on an asset sale. These impacts were partially offset by certain operating cost increases, the decline in organic volume and a 6-percentage-point impact of higher commodity costs.
24 Weeks
Net revenue increased 8%, primarily driven by a favorable net impact of acquisitions and divestitures and effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, primarily driven by a 3% decline in CSD volume and a 3.5% decline in NCB volume.

Operating profit improvement primarily reflects a prior-year impairment charge related to the Rockstar brand, productivity savings, a favorable net impact of acquisition and divestiture-related charges/credits related to our poppi acquisition, lower restructuring charges and the effective net pricing. These impacts were partially offset by certain operating cost increases, the decline in organic volume and a 5-percentage point impact of higher commodity costs.
IB Franchise
12 Weeks
Net revenue increased 11%, reflecting organic volume growth, effective net pricing and a 2-percentage-point impact of favorable foreign exchange translation.
Unit volume grew 5%, primarily reflecting broad-based increases, led by India, partially offset by a decline in Mexico.
Operating profit increased 19%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases.
24 Weeks
Net revenue increased 10%, reflecting effective net pricing, organic volume growth and a 3-percentage-point impact of favorable foreign exchange translation.
Unit volume grew 3%, primarily reflecting broad-based increases, led by India, partially offset by a decline in Mexico.
Operating profit increased 18%, primarily reflecting the net revenue growth and productivity savings, partially offset by certain operating cost increases.
EMEA
12 Weeks
Net revenue increased 10%, reflecting effective net pricing, largely from subsidiaries operating in highly inflationary economies, a 3-percentage-point impact of favorable foreign exchange translation and organic volume growth.
Convenient foods unit volume grew 4%, primarily reflecting growth in the Middle East, Russia and South Africa.
Beverage unit volume grew 1%, primarily reflecting growth in the Middle East, partially offset by a decline in Turkey.
Operating profit increased 103%, primarily reflecting a prior-year impairment charge related to the Rockstar brand, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases.
24 Weeks
Net revenue increased 13%, primarily reflecting a 6-percentage-point impact of favorable foreign exchange translation, organic volume growth and effective net pricing, largely from subsidiaries operating in highly inflationary economies.
Convenient foods unit volume grew 6%, primarily reflecting growth in South Africa, the Middle East and Russia.
Beverage unit volume grew 1%, primarily reflecting growth in the Middle East, partially offset by a decline in Turkey.

Operating profit increased 74%, primarily reflecting a prior-year impairment charge related to the Rockstar brand, the net revenue growth and productivity savings. These impacts were partially offset by certain operating cost increases.
LatAm Foods
12 Weeks
Net revenue increased 15%, primarily reflecting an 11-percentage-point impact of favorable foreign exchange translation, driven primarily by the strengthening of the Mexican peso, and effective net pricing.
Unit volume declined slightly, primarily reflecting a decline in Mexico, partially offset by growth in Colombia.
Operating profit increased 16%, primarily reflecting productivity savings, the effective net pricing and a 13-percentage-point impact of favorable foreign exchange translation, driven primarily by the strengthening of the Mexican peso. These impacts were partially offset by certain operating cost increases and a 9-percentage-point impact of certain indirect tax credits in Brazil in the prior year.
24 Weeks
Net revenue increased 16%, reflecting a 12-percentage-point impact of favorable foreign exchange translation, driven primarily by the strengthening of the Mexican peso, and effective net pricing, partially offset by a decline in organic volume.
Unit volume declined 1%, primarily reflecting a decline in Mexico.
Operating profit increased 19%, primarily reflecting the effective net pricing, productivity savings and a 14-percentage-point impact of favorable foreign exchange translation, driven primarily by the strengthening of the Mexican peso. These impacts were partially offset by certain operating cost increases and a 6-percentage-point impact of certain indirect tax credits in Brazil in the prior year.
Asia Pacific Foods
12 Weeks
Net revenue increased 12%, reflecting organic volume growth and a 3-percentage-point impact of favorable foreign exchange translation, partially offset by unfavorable net pricing.
Unit volume grew 10%, primarily reflecting growth in India.
Operating profit improvement primarily reflects a prior-year impairment charge related to the Be & Cheery brand, productivity savings, the organic volume growth and a 9-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases.
24 Weeks
Net revenue increased 12%, reflecting organic volume growth and a 3-percentage-point impact of favorable foreign exchange translation, partially offset by unfavorable net pricing.
Unit volume grew 10%, primarily reflecting growth in India and China.
Operating profit increased 103%, primarily reflecting a prior-year impairment charge related to the Be & Cheery brand, productivity savings, the organic volume growth and a 10-percentage-point impact of lower commodity costs, primarily potatoes and packaging materials. These impacts were partially offset by certain operating cost increases.

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
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges and credits associated with our acquisitions and divestitures, impairment and other charges and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We also apply the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 6/13/2026
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$11,070	$13,111	$9,088	$4,023	$848	$2,981
Items Affecting Comparability
Mark-to-market net impact	(8)	8	(32)	40	9	31
Restructuring and impairment charges	1	(1)	(50)	49	10	39
Acquisition and divestiture-related charges/credits	—	—	45	(45)	(10)	(35)
Core, non-GAAP measure	$11,063	$13,118	$9,051	$4,067	$857	$3,016

	12 Weeks Ended 6/14/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$10,304	$12,422	$8,773	$1,860	$1,789	$42	$292	$1,263
Items Affecting Comparability
Mark-to-market net impact	(2)	2	17	—	(15)	—	(5)	(10)
Restructuring and impairment charges	(102)	102	(113)	—	215	(2)	53	160
Acquisition and divestiture-related charges/credits	—	—	(62)	—	62	—	14	48
Impairment and other charges	—	—	—	(1,860)	1,860	—	413	1,447
Pension and retiree medical-related impact	—	—	—	—	—	(1)	—	(1)
Core, non-GAAP measure	$10,200	$12,526	$8,615	$—	$3,911	$39	$767	$2,907

	24 Weeks Ended 6/13/2026
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$19,782	$23,842	$16,606	$7,236	$117	$1,480	$5,308
Items Affecting Comparability
Mark-to-market net impact	27	(27)	115	(142)	—	(34)	(108)
Restructuring and impairment charges	(18)	18	(163)	181	1	41	141
Acquisition and divestiture-related charges/credits	—	—	158	(158)	—	(37)	(121)
Core, non-GAAP measure	$19,791	$23,833	$16,716	$7,117	$118	$1,450	$5,220

	24 Weeks Ended 6/14/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$18,230	$22,415	$16,183	$1,860	$4,372	$65	$791	$3,097
Items Affecting Comparability
Mark-to-market net impact	9	(9)	22	—	(31)	—	(8)	(23)
Restructuring and impairment charges	(103)	103	(309)	—	412	14	75	351
Acquisition and divestiture-related charges/credits	—	—	(87)	—	87	—	20	67
Impairment and other charges	—	—	—	(1,860)	1,860	—	413	1,447
Pension and retiree medical-related impact	—	—	—	—	—	(1)	—	(1)
Core, non-GAAP measure	$18,136	$22,509	$15,809	$—	$6,700	$78	$1,291	$4,938
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.

	12 Weeks Ended				24 Weeks Ended
	6/13/2026	6/14/2025		Change	6/13/2026	6/14/2025	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$2.18	$0.92		137%	$3.88	$2.25	72%
Mark-to-market net impact	0.02	(0.01)			(0.08)	(0.02)
Restructuring and impairment charges	0.03	0.12			0.10	0.26
Acquisition and divestiture-related charges/credits	(0.03)	0.03			(0.09)	0.05
Impairment and other charges	—	1.05			—	1.05
Pension and retiree medical-related impact	—	—			—	—
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.20	$2.12	(a)	4%	$3.81	$3.59	6%
Impact of foreign exchange translation				(3)			(3)
Change in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure				1%			3%
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

Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through June 13, 2026, we have incurred pre-tax charges of $3.8 billion, including cash expenditures of $3.0 billion. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
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
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes curtailment gains.
See Note 6 to our condensed consolidated financial statements for further information.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities, working capital lines and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs, including with respect to our net capital spending plans. Our primary sources of liquidity include cash from operations, proceeds obtained from issuances of commercial paper and long-term debt, and cash and cash equivalents. These sources of cash are available to fund cash outflows that have both a short- and long-term component, including debt repayments and related interest payments; payments for acquisitions; operating leases; purchase, marketing, and other contractual commitments, including capital expenditures. In addition, these sources of cash fund other cash outflows including anticipated dividend payments and share repurchases. We do not have guarantees or off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our liquidity. See “Our Business

Risks” and Note 7 to our condensed consolidated financial statements included in this Form 10-Q, as well as “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 8 to our consolidated financial statements included in our 2025 Form 10-K for further information.
As of June 13, 2026, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of June 13, 2026, Russia accounted for 21% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of June 13, 2026, our final mandatory transition tax liability of $965 million has been paid. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2025 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 24 weeks ended June 13, 2026, net cash provided by operating activities was $2.4 billion, compared to net cash provided by operating activities of $1.0 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance and favorable working capital comparisons.
Investing Activities
During the 24 weeks ended June 13, 2026, net cash used for investing activities was $1.4 billion, primarily reflecting net capital spending of $1.2 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.
Financing Activities
During the 24 weeks ended June 13, 2026, net cash used for financing activities was $0.1 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.4 billion and payments of long-term debt borrowings of $2.2 billion, offset by net proceeds of short-term borrowings of $3.5 billion and proceeds from the issuances of long-term debt of $3.0 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 3, 2026, we announced a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock which commenced on February 1, 2026 and will expire on February 28, 2030. In addition, on February 3, 2026, we announced a 4% increase in our annualized dividend to $5.92 per share from $5.69 per share, effective with the dividend paid in June 2026. We expect to return a total of approximately $8.9 billion to shareholders in 2026, comprising dividends of approximately $7.9 billion and share repurchases of approximately $1.0 billion.

Free Cash Flow
The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our free cash flow. Free cash flow is a non-GAAP financial measure. For further information on free cash flow, see “Non-GAAP Measures.”

	24 Weeks Ended
	6/13/2026	6/14/2025
Net cash provided by operating activities, GAAP measure	$2,365	$996
Capital spending	(1,266)	(1,507)
Sales of property, plant and equipment	71	169
Free cash flow, non-GAAP measure	$1,170	$(342)
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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of June 13, 2026, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and twenty-four weeks ended June 13, 2026 and June 14, 2025, the related Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 13, 2026 and June 14, 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 8, 2026

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
During the 12 weeks ended June 13, 2026, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended June 13, 2026, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting organization and business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended June 13, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 21, 2026.
As previously disclosed, on June 20, 2024, the Mayor and City Council of Baltimore, Maryland filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc., Frito-Lay North America, Inc., and several other unrelated parties (the Baltimore Matter). On July 21, 2025, the Circuit Court for Baltimore City, Maryland dismissed with prejudice all claims except for public nuisance. The court has scheduled oral argument on the public nuisance claim to take place during our fiscal quarter ending September 5, 2026. Please refer to Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K for additional information.
In addition, we and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations. While the results of the NYS Matter, Los Angeles Matter and USVI Matter (each, as defined in our 2025 Form 10-K), the Baltimore Matter and each such other litigation, claim, legal or regulatory proceeding, inquiry and investigation cannot be predicted with certainty, management believes that the final outcome of the foregoing is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Matters” and “Item 1A. Risk Factors” in our 2025 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 13, 2026 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
3/21/2026				$9,807
3/22/2026 - 4/18/2026	0.5	$154.15	0.5	(87)
				9,720
4/19/2026 - 5/16/2026	0.6	$153.83	0.6	(91)
				9,629
5/17/2026 - 6/13/2026	0.8	$145.28	0.8	(111)
Total	1.9	$150.52	1.9	$9,518
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

ITEM 5. Other Information.
During the 12 weeks ended June 13, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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
Exhibit 99.1
364-Day Credit Agreement, dated as of May 22, 2026, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026.

Exhibit 99.2
Five-Year Credit Agreement, dated as of May 22, 2026, among PepsiCo, as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026.

Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 8, 2026	/s/ Christine E. Tammara
Christine E. Tammara
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	July 8, 2026	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)