Form 10-Q
period 2026-09-05
PEPSICO INC
filed 2026-10-08
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2026 (36 weeks)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 1, 2026 was 1,362,741,092.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Net Revenue	$25,274	$23,937	$68,898	$64,582
Cost of sales	11,520	11,113	31,302	29,343
Gross profit	13,754	12,824	37,596	35,239
Selling, general and administrative expenses	9,494	9,122	26,100	25,305
Impairment of intangible assets (see Notes 1 and 4)	—	133	—	1,993
Operating Profit	4,260	3,569	11,496	7,941
Other pension and retiree medical benefits (expense)/income	(114)	26	3	91
Net interest expense and other	(242)	(264)	(773)	(788)
Income before income taxes	3,904	3,331	10,726	7,244
Provision for income taxes	834	713	2,314	1,504
Net income	3,070	2,618	8,412	5,740
Less: Net income attributable to noncontrolling interests	22	15	56	40
Net Income Attributable to PepsiCo	$3,048	$2,603	$8,356	$5,700
Net Income Attributable to PepsiCo per Common Share
Basic	$2.23	$1.90	$6.12	$4.16
Diluted	$2.23	$1.90	$6.10	$4.15
Weighted-average common shares outstanding
Basic	1,364	1,369	1,366	1,370
Diluted	1,367	1,372	1,369	1,373

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Net income	$3,070	$2,618	$8,412	$5,740
Other comprehensive (loss)/income, net of taxes:
Net currency translation adjustment	(858)	39	16	1,436
Net change on cash flow hedges	(41)	23	54	27
Net pension and retiree medical adjustments	203	21	230	12
Net change on available-for-sale debt securities and other	52	410	(263)	540
Total other comprehensive (loss)/income, net of taxes	(644)	493	37	2,015
Comprehensive income	2,426	3,111	8,449	7,755
Less: Comprehensive income attributable to noncontrolling interests	22	15	56	40
Comprehensive Income Attributable to PepsiCo	$2,404	$3,096	$8,393	$7,715

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/5/2026	9/6/2025
Operating Activities
Net income	$8,412	$5,740
Depreciation and amortization	2,531	2,315
Impairment and other charges	—	1,960
Operating lease right-of-use asset amortization	531	489
Share-based compensation expense	240	207
Restructuring and impairment charges	367	567
Cash payments for restructuring charges	(373)	(554)
Acquisition and divestiture-related charges/credits	(254)	308
Cash payments for acquisition and divestiture-related charges	(24)	(80)
Pension and retiree medical plan expenses	227	164
Pension and retiree medical plan contributions	(355)	(400)
Deferred income taxes and other tax charges/credits	663	30
Tax payments related to the Tax Cuts and Jobs Act (TCJ Act)	(965)	(772)
Change in assets and liabilities:
Accounts and notes receivable	(2,124)	(1,747)
Inventories	(588)	(449)
Prepaid expenses and other current assets	27	(223)
Accounts payable and other current liabilities	(358)	(1,647)
Income taxes payable	415	6
Other, net	(422)	(446)
Net Cash Provided by Operating Activities	7,950	5,468

Investing Activities
Capital spending	(2,182)	(2,499)
Sales of property, plant and equipment	89	272
Acquisitions, net of cash acquired, investments in noncontrolled affiliates and purchases of intangible and other assets	(148)	(3,176)
Short-term investments, by original maturity:
More than three months - purchases	(105)	(190)
More than three months - maturities	17	425
More than three months - sales	14	—
Three months or less, net	(5)	43
Other investing, net	(27)	(112)
Net Cash Used for Investing Activities	(2,347)	(5,237)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/5/2026	9/6/2025
Financing Activities
Proceeds from issuances of long-term debt	$2,978	$8,179
Payments of long-term debt	(2,328)	(3,245)
Short-term borrowings, by original maturity:
More than three months - proceeds	4,562	5,528
More than three months - payments	(3,817)	(5,417)
Three months or less, net	1,365	445
Cash dividends paid	(5,935)	(5,692)
Share repurchases	(739)	(752)
Proceeds from exercises of stock options	107	76
Withholding tax payments on restricted stock units (RSUs) and performance stock units (PSUs) converted	(96)	(112)
Other financing	(1)	(18)
Net Cash Used for Financing Activities	(3,904)	(1,008)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(175)	395
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	1,524	(382)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	9,204	8,553
Cash and Cash Equivalents and Restricted Cash, End of Period	$10,728	$8,171

Supplemental Non-Cash Activity
Right-of-use assets obtained in exchange for lease obligations	$625	$542
Investment obtained for certain assets (see Notes 4 and 8)	$—	$554

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts)

	(Unaudited)
	9/5/2026	12/27/2025
ASSETS
Current Assets
Cash and cash equivalents	$10,675	$9,159
Short-term investments	488	371
Accounts and notes receivable, less allowance ($222 and $230, respectively)	13,623	11,506
Inventories:
Raw materials and packaging	2,792	2,581
Work-in-process	175	143
Finished goods	3,467	3,121
	6,434	5,845
Prepaid expenses and other current assets	1,339	1,068
Total Current Assets	32,559	27,949
Property, plant and equipment	62,383	60,909
Accumulated depreciation	(32,652)	(31,004)
Property, Plant and Equipment, net	29,731	29,905
Amortizable Intangible Assets, net	1,165	1,219
Goodwill	18,884	18,916
Other Indefinite-Lived Intangible Assets	13,977	13,847
Investments in Noncontrolled Affiliates	2,215	2,038
Deferred Income Taxes	4,328	4,541
Other Assets	9,117	8,984
Total Assets	$111,976	$107,399

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt obligations	$9,223	$6,861
Accounts payable and other current liabilities	25,306	25,903
Total Current Liabilities	34,529	32,764
Long-Term Debt Obligations	42,658	42,321
Deferred Income Taxes	4,107	3,802
Other Liabilities	8,195	7,965
Total Liabilities	89,489	86,852
Commitments and contingencies
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares; issued, net of repurchased common stock at par value: 1,364 and 1,367 shares, respectively)	23	23
Capital in excess of par value	4,522	4,451
Retained earnings	75,140	72,788
Accumulated other comprehensive loss	(14,987)	(15,024)
Repurchased common stock, in excess of par value (503 and 500 shares, respectively)	(42,406)	(41,832)
Total PepsiCo Common Shareholders’ Equity	22,292	20,406
Noncontrolling interests	195	141
Total Equity	22,487	20,547
Total Liabilities and Equity	$111,976	$107,399

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, except per share amounts, unaudited)

	12 Weeks Ended				36 Weeks Ended
	9/5/2026		9/6/2025		9/5/2026		9/6/2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	1,366	$23	1,371	$23	1,367	$23	1,372	$23
Change in repurchased common stock	(2)	—	(2)	—	(3)	—	(3)	—
Balance, end of period	1,364	23	1,369	23	1,364	23	1,369	23
Capital in Excess of Par Value
Balance, beginning of period		4,447		4,299		4,451		4,385
Share-based compensation expense		78		75		240		204
Stock option exercises, RSUs and PSUs converted		2		4		(67)		(96)
Withholding tax on RSUs and PSUs converted		(1)		(1)		(96)		(112)
Other		(4)		(3)		(6)		(7)
Balance, end of period		4,522		4,374		4,522		4,374
Retained Earnings
Balance, beginning of period		74,116		71,547		72,788		72,266
Net income attributable to PepsiCo		3,048		2,603		8,356		5,700
Cash dividends declared (a)		(2,024)		(1,953)		(6,004)		(5,769)
Balance, end of period		75,140		72,197		75,140		72,197
Accumulated Other Comprehensive Loss
Balance, beginning of period		(14,343)		(16,090)		(15,024)		(17,612)
Other comprehensive (loss)/income attributable to PepsiCo		(644)		493		37		2,015
Balance, end of period		(14,987)		(15,597)		(14,987)		(15,597)
Repurchased Common Stock
Balance, beginning of period	(501)	(42,145)	(496)	(41,361)	(500)	(41,832)	(495)	(41,021)
Share repurchases	(2)	(267)	(2)	(263)	(5)	(749)	(5)	(760)
Stock option exercises, RSUs and PSUs converted	—	6	—	15	2	174	2	172
Other	—	—	—	—	—	1	—	—
Balance, end of period	(503)	(42,406)	(498)	(41,609)	(503)	(42,406)	(498)	(41,609)
Total PepsiCo Common Shareholders’ Equity		22,292		19,388		22,292		19,388
Noncontrolling Interests
Balance, beginning of period		172		141		141		130
Net income attributable to noncontrolling interests		22		15		56		40
Distributions to noncontrolling interests		—		—		(15)		(15)
Other, net		1		(1)		13		—
Balance, end of period		195		155		195		155
Total Equity		$22,487		$19,543		$22,487		$19,543

(a)Cash dividends declared per common share were $1.4800 and $1.4225 for the 12 weeks ended September 5, 2026 and September 6, 2025, respectively, and $4.3825 and $4.2000 for the 36 weeks ended September 5, 2026 and September 6, 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Segments
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have subsidiaries operating in highly inflationary economies, such as Argentina, Egypt and Turkey, and accordingly apply highly inflationary accounting for these subsidiaries. The condensed consolidated balance sheet at December 27, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (2025 Form 10-K). This report should be read in conjunction with our 2025 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 5, 2026 are not necessarily indicative of the results expected for any future period or the full year.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product, including merchandising activities, are included in selling, general and administrative expenses.
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 5, 2026 and September 6, 2025 and the months of January through August are reflected in our results for the 36 weeks ended September 5, 2026 and September 6, 2025.
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
Net Revenue, Significant Expenses and Operating Profit by Segment

	12 Weeks Ended 9/5/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,504	$7,706	$1,401	$5,413	$3,021	$1,229	$25,274
Segment cost of sales (a)	2,576	3,535	409	3,041	1,234	731
Segment selling, general and administrative expenses (a)	2,546	3,159	428	1,432	1,161	319
Restructuring and impairment charges (b)	48	53	2	43	2	5
Acquisition and divestiture-related charges/credits (c)	1	(97)	—	—	—	—
Segment operating profit	$1,333	$1,056	$562	$897	$624	$174	$4,646
Corporate unallocated expenses							(386)
Operating profit							4,260
Other pension and retiree medical benefits expense							(114)
Net interest expense and other							(242)
Income before income taxes							$3,904

	12 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$6,526	$7,327	$1,291	$5,022	$2,656	$1,115	$23,937
Segment cost of sales (a)	2,557	3,407	405	2,864	1,134	666
Segment selling, general and administrative expenses (a)	2,399	2,945	375	1,350	999	293
Restructuring and impairment charges (b)	32	19	2	69	17	5
Acquisition and divestiture-related charges/credits (c)	2	219	—	—	—	—
Impairment and other charges (d)	—	8	73	19	—	—
Indirect and income tax impact (e)	—	—	—	—	82	—
Segment operating profit	$1,536	$729	$436	$720	$424	$151	$3,996
Corporate unallocated expenses							(427)
Operating profit							3,569
Other pension and retiree medical benefits income							26
Net interest expense and other							(264)
Income before income taxes							$3,331

	36 Weeks Ended 9/5/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$19,204	$21,340	$3,748	$13,219	$7,895	$3,492	$68,898
Segment cost of sales (a)	7,466	9,947	1,080	7,553	3,193	2,078
Segment selling, general and administrative expenses (a)	7,482	8,750	1,138	3,658	3,025	883
Restructuring and impairment charges (b)	149	55	10	82	9	13
Acquisition and divestiture-related charges/credits (c)	3	(257)	—	—	—	—
Segment operating profit	$4,104	$2,845	$1,520	$1,926	$1,668	$518	$12,581
Corporate unallocated expenses							(1,085)
Operating profit							11,496
Other pension and retiree medical benefits income							3
Net interest expense and other							(773)
Income before income taxes							$10,726

	36 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Total
Net revenue	$19,215	$19,999	$3,418	$11,946	$6,865	$3,139	$64,582
Segment cost of sales (a)	7,376	9,056	1,017	6,909	2,906	1,905
Segment selling, general and administrative expenses (a)	7,206	8,379	1,073	3,339	2,540	824
Restructuring and impairment charges (b)	147	192	7	118	36	9
Acquisition and divestiture-related charges/credits (c)	23	285	—	—	—	—
Impairment and other charges (d)	—	1,537	73	270	—	80
Indirect and income tax impact (e)	—	—	—	—	82	—
Segment operating profit	$4,463	$550	$1,248	$1,310	$1,301	$321	$9,193
Corporate unallocated expenses							(1,252)
Operating profit							7,941
Other pension and retiree medical benefits income							91
Net interest expense and other							(788)
Income before income taxes							$7,244
(a)Does not include items recorded in the cost of sales or selling, general and administrative expenses lines on our income statement that are presented in the restructuring and impairment charges, acquisition and divestiture-related charges/credits, impairment and other charges and indirect and income tax impact lines of these tables.
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
Disaggregation of Net Revenue
Our primary performance obligation is the distribution and sales of beverage and convenient food products to our customers. The following tables reflect the percentage of net revenue generated between our beverage business and our convenient food business:

	12 Weeks Ended
	9/5/2026		9/6/2025
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	54%	46%	53%	47%
International (b)	33%	67%	33%	67%
PepsiCo	45%	55%	45%	55%

	36 Weeks Ended
	9/5/2026		9/6/2025
	Beverages(a)	Convenient Foods	Beverages(a)	Convenient Foods
North America	53%	47%	51%	49%
International (b)	31%	69%	32%	68%
PepsiCo	44%	56%	43%	57%
(a)Beverage revenue from company-owned bottlers, which includes our consolidated bottling operations in our PBNA and EMEA segments, was 38% of our consolidated net revenue in each of the 12 weeks ended September 5, 2026 and September 6, 2025, and 37% of our consolidated net revenue in each of the 36 weeks ended September 5, 2026 and September 6, 2025. Generally, our finished goods beverage operations produce higher net revenue but lower operating margins as compared to concentrate sold to authorized bottling partners for the manufacture of finished goods beverages.
(b)Beverage and convenient foods revenue generated from our EMEA segment was 41% and 59% of EMEA net revenue, respectively, in each of the 12 weeks ended September 5, 2026 and September 6, 2025, and 38% and 62% of EMEA net revenue, respectively, in each of the 36 weeks ended September 5, 2026 and September 6, 2025.
Other Segment Information
Capital spending and depreciation and amortization of each segment are as follows:

	12 Weeks Ended
	Capital Spending(a)		Depreciation and Amortization
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
PFNA	$214	$220	$224	$237
PBNA	321	278	277	236
IB Franchise	22	31	25	29
EMEA	159	167	151	142
LatAm Foods	110	178	127	105
Asia Pacific Foods	43	60	44	38
Total segment	869	934	848	787
Corporate	47	58	44	37
Total	$916	$992	$892	$824

	36 Weeks Ended
	Capital Spending(a)		Depreciation and Amortization
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
PFNA	$535	$645	$680	$677
PBNA	765	809	804	730
IB Franchise	51	77	71	75
EMEA	376	354	412	358
LatAm Foods	258	339	330	267
Asia Pacific Foods	94	152	114	99
Total segment	2,079	2,376	2,411	2,206
Corporate	103	123	120	109
Total	$2,182	$2,499	$2,531	$2,315
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
The total plan pre-tax charges are expected to be incurred by segment approximately as follows:

	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate
Expected pre-tax charges	20%	25%	2%	25%	10%	3%	15%
A summary of our 2019 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Cost of sales	$9	$16	$27	$119
Selling, general and administrative expenses	183	126	346	435
Other pension and retiree medical benefits (income)/expense	(7)	(1)	(6)	13
Total restructuring and impairment charges	$185	$141	$367	$567
After-tax amount	$149	$116	$290	$467
Impact on net income attributable to PepsiCo per common share	$(0.11)	$(0.08)	$(0.21)	$(0.34)

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/5/2026	9/6/2025	9/5/2026	9/6/2025	through 9/5/2026
PFNA	$48	$32	$149	$147	$925
PBNA	53	19	55	192	841
IB Franchise	2	2	10	7	75
EMEA	43	69	82	118	1,038
LatAm Foods	2	17	9	36	308
Asia Pacific Foods	5	5	13	9	112
Corporate (a)	39	(2)	55	45	539
	192	142	373	554	3,838
Other pension and retiree medical benefits (income)/expense	(7)	(1)	(6)	13	139
Total	$185	$141	$367	$567	$3,977
(a)Income amount represents adjustments for changes in estimates of previously recorded amounts.

	12 Weeks Ended		36 Weeks Ended		Plan-to-Date
	9/5/2026	9/6/2025	9/5/2026	9/6/2025	through 9/5/2026
Severance and other employee costs	$148	$46	$199	$168	$1,988
Asset impairments	—	22	59	109	605
Other costs	37	73	109	290	1,384
Total	$185	$141	$367	$567	$3,977
Severance and other employee costs primarily include severance and other termination benefits, as well as voluntary separation arrangements. Other costs primarily include costs associated with the implementation of our initiatives, including contract termination costs, consulting and other professional fees.
A summary of our 2019 Productivity Plan activity for the 36 weeks ended September 5, 2026 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2025	$308	$—	$18	$326
Restructuring charges	199	59	109	367
Cash payments (a)	(231)	—	(142)	(373)
Non-cash charges and translation	3	(59)	23	(33)
Liability as of September 5, 2026	$279	$—	$8	$287
(a)Excludes cash expenditures of $3 million reported in the cash flow statement in pension and retiree medical plan contributions.
The majority of the restructuring accrual at September 5, 2026 is expected to be paid within a year.
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
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/5/2026			12/27/2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$832	$(252)	$580	$835	$(244)	$591
Customer relationships	773	(374)	399	773	(347)	426
Brands	1,082	(1,027)	55	1,084	(1,021)	63
Other identifiable intangibles	429	(298)	131	433	(294)	139
Total	$3,116	$(1,951)	$1,165	$3,125	$(1,906)	$1,219

The components of indefinite-lived intangible assets are as follows:

	9/5/2026	12/27/2025
Goodwill (a)	$18,884	$18,916
Other indefinite-lived intangible assets
Reacquired franchise rights	7,516	7,542
Acquired franchise rights (b)	2,241	2,099
Brands	4,220	4,206
Total indefinite-lived intangible assets	$32,861	$32,763
(a)Decrease is primarily related to currency translation adjustments.
(b)Increase is primarily related to acquired distribution rights for the Alani Nu brand.
During the 36 weeks ended September 6, 2025, business performance in conjunction with lower expectations of future business performance compared to projections, as well as the transaction discussed below, indicated a deterioration of the significant inputs used to determine the fair value of our indefinite-lived intangible assets in certain markets and required us to perform a quantitative assessment on certain assets. The fair value of our indefinite-lived intangible assets was estimated using discounted cash flows under the income approach, which we consider to be a Level 3 (significant unobservable inputs) measurement. We determined that the carrying value exceeded the fair value, which reflected our most current estimates of future sales and their contributions to operating profit and expected future cash flows (including perpetuity growth assumptions), as well as an increase in the weighted-average cost of capital. As a result of the quantitative assessments, in the 36 weeks ended September 6, 2025, we recorded pre-tax impairment charges of $1.9 billion ($1.5 billion after-tax or $1.07 per share) in impairment of intangible assets, primarily comprised of the Rockstar brand in our PBNA, EMEA and IB Franchise segments, with $0.1 billion ($0.1 billion after-tax or $0.06 per share) recorded during the 12 weeks ended September 6, 2025 related to the Rockstar brand in our IB Franchise and PBNA segments.
On August 28, 2025, we consummated a transaction with Celsius Holdings, Inc. (Celsius), pursuant to which we acquired convertible preferred shares and transferred cash and certain non-cash assets, primarily the Rockstar brand of $0.5 billion in the United States and Canada (Celsius Transaction). For further information on the convertible preferred shares, see Note 8. On the same date, we entered into an agreement with Celsius to be the exclusive distributor for the Alani Nu brand in certain channels in the United States and Canada that commenced in the fourth quarter of 2025.
We continuously monitor the performance of all our indefinite-lived intangible assets and performed our annual impairment assessment during our third quarter, which resulted in no impairment. For further information on our policies for indefinite-lived intangible assets, see Note 2 to our consolidated financial statements in our 2025 Form 10-K.
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

The following table summarizes our total share-based compensation expense, which is primarily recorded in selling, general and administrative expenses:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Share-based compensation expense – equity awards	$78	$76	$240	$207
Share-based compensation expense – liability awards	2	2	7	(1)
Restructuring charges	—	(1)	—	(3)
Total	$80	$77	$247	$203
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan:

	36 Weeks Ended
	9/5/2026		9/6/2025
	Granted(a)	Weighted-Average Grant Price	Granted(a)	Weighted-Average Grant Price
Stock options	1.2	$162.45	1.7	$150.75
RSUs and PSUs	2.4	$169.20	2.1	$153.50
(a)In millions. All grant activity is disclosed at target.
For the 12 weeks ended September 5, 2026 and September 6, 2025, our grants of stock options, RSUs and PSUs were nominal.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $22 million during the 36 weeks ended September 6, 2025. Long-term cash awards granted for the 12 weeks ended September 6, 2025 were nominal.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/5/2026	9/6/2025
Expected life	7 years	7 years
Risk-free interest rate	3.8%	4.1%
Expected volatility	16%	16%
Expected dividend yield	3.6%	3.5%

Note 6 - Pension and Retiree Medical Benefits
In the 12 and 36 weeks ended September 5, 2026, we recognized a pre-tax settlement charge of $144 million ($111 million after-tax or $0.08 per share) in a U.S. qualified defined benefit pension plan due to lump sum distributions to retired or terminated employees. The settlement charge was triggered when the cumulative lump sum distributions exceeded the total annual service and interest cost in 2026. As a result, related plan assets and benefit obligations were remeasured using assumptions as of September 5, 2026, the remeasurement date. The weighted-average discount rate for the U.S. defined benefit plans’ projected benefit obligations increased from 5.5% to 5.7% as a result of the remeasurement. In addition, for purposes of determining the 2026 net periodic benefit cost/(income), the weighted-average interest cost discount rate for the U.S. defined benefit pension plans increased from 4.9% to 5.1%, while the weighted-average expected return on plan assets remained unchanged at 7.8%. Any incremental lump sum payments made in the fourth quarter of 2026 would result in additional settlement charges for the year.
For further information on our policies for pension, retiree-medical and savings plans, refer to Note 7 to our consolidated financial statements in our 2025 Form 10-K.
The components of net periodic benefit cost/(income) for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/5/2026	9/6/2025	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Service cost	$55	$71	$13	$11	$8	$8
Other pension and retiree medical benefits expense/(income):
Interest cost	121	136	38	35	7	6
Expected return on plan assets	(191)	(186)	(50)	(46)	(4)	(3)
Amortization of prior service cost/(credits)	2	1	—	(1)	(1)	(1)
Amortization of net losses/(gains)	16	19	9	7	(5)	(5)
Settlement/curtailment losses (a)	171	5	8	8	—	—
Special termination benefits	(7)	(1)	—	—	—	—
Total other pension and retiree medical benefits expense/(income)	112	(26)	5	3	(3)	(3)
Total	$167	$45	$18	$14	$5	$5

	36 Weeks Ended
	Pension				Retiree Medical
	U.S.		International
	9/5/2026	9/6/2025	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Service cost	$163	$216	$36	$30	$25	$22
Other pension and retiree medical benefits expense/(income):
Interest cost	361	406	103	97	19	20
Expected return on plan assets	(573)	(558)	(140)	(129)	(8)	(8)
Amortization of prior service cost/(credits)	6	2	—	(1)	(3)	(3)
Amortization of net losses/(gains)	50	58	23	17	(14)	(17)
Net settlement/curtailment losses (a)	171	5	8	7	—	—
Special termination benefits	(6)	13	—	—	—	—
Total other pension and retiree medical benefits expense/(income)	9	(74)	(6)	(9)	(6)	(8)
Total	$172	$142	$30	$21	$19	$14
(a) U.S. amounts for the 12 and 36 weeks ended September 5, 2026 include a pre-tax settlement charge of $144 million ($111 million after-tax or $0.08 per share) in a U.S. qualified defined benefit pension plan.
We regularly evaluate opportunities to reduce risk and volatility associated with our pension and retiree medical plans.
In the 36 weeks ended September 5, 2026 and September 6, 2025, we made discretionary contributions of $200 million and $250 million, respectively, to our U.S. qualified defined benefit plans, and $52 million and $29 million, respectively, to our international defined benefit plans.
Note 7 - Debt Obligations
In the 36 weeks ended September 5, 2026, we issued the following notes:

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
In the 36 weeks ended September 5, 2026, $1.6 billion of U.S. dollar-denominated senior notes and €0.5 billion of euro-denominated senior notes matured and were paid. Subsequent to September 5, 2026, $1.1 billion of U.S. dollar-denominated senior notes matured and were paid.
As of September 5, 2026, we had $4.8 billion of commercial paper outstanding, excluding discounts.

In the 36 weeks ended September 5, 2026, we entered into a new five-year unsecured revolving credit agreement (2026 Five-Year Credit Agreement), which expires on May 22, 2031. The 2026 Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, including a $1.2 billion swing line subfacility for euro-denominated borrowings permitted to be borrowed on a same-day basis, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). Additionally, we may, up to two times during the term of the 2026 Five-Year Credit Agreement, request renewal of the agreement for an additional one-year period. The 2026 Five-Year Credit Agreement replaced our $5.0 billion five-year credit agreement, dated as of May 23, 2025.
Also in the 36 weeks ended September 5, 2026, we entered into a new 364-day unsecured revolving credit agreement (2026 364-Day Credit Agreement), which expires on May 21, 2027. The 2026 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $5.0 billion in U.S. dollars and/or euros, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $5.75 billion (or the equivalent amount in euros). We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which term loan would mature no later than the anniversary of the then effective termination date. The 2026 364-Day Credit Agreement replaced our $5.0 billion 364-day credit agreement, dated as of May 23, 2025.
Funds borrowed under the 2026 Five-Year Credit Agreement and the 2026 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 5, 2026, there were no outstanding borrowings under the 2026 Five-Year Credit Agreement or the 2026 364-Day Credit Agreement.
Note 8 - Financial Instruments
We are exposed to market risks arising from adverse changes in:
•commodity prices, affecting the cost of our raw materials and energy;
•foreign exchange rates and currency restrictions; and
•interest rates.
There have been no material changes during the 36 weeks ended September 5, 2026 with respect to our risk management policies or strategies and valuation techniques used in measuring the fair value of the financial assets or liabilities disclosed in Note 9 to our consolidated financial statements in our 2025 Form 10-K.
Occasionally, we are exposed to fluctuation in market prices of certain of our equity investments. Subsequent to September 5, 2026, we manage this risk through the use of derivative or non-derivative instruments, including forward contracts. Derivative positions are marked to market each period with the resulting gains and losses offset by price changes in the underlying hedged investments. Cash flows associated with the settlement of these instruments are classified within investing activities.
Certain of our agreements with our counterparties require us to post full collateral on derivative instruments in a net liability position if our credit rating is at A2 (Moody’s Investors Service, Inc.) or A (S&P Global Ratings) and we have been placed on credit watch for possible downgrade or if our credit rating falls below either of these levels. The fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 5, 2026 was $156 million. We have posted no collateral under these contracts and no credit-risk-related contingent features were triggered as of September 5, 2026.

The notional amounts of our financial instruments used to hedge the above risks are as follows:

	Notional Amounts(a)
	9/5/2026	12/27/2025
Commodity contracts	$1.7	$1.5
Interest rate swap contracts	$2.0	$2.0
Foreign exchange contracts (b)	$4.0	$3.1
Cross-currency contracts (c)	$1.3	$1.7
Non-derivative debt instruments (b)	$11.7	$4.4
(a)In billions. Subsequent to September 5, 2026, we entered into a forward sale contract for a notional amount of $253 million to hedge the exposure to changes in price of an investment.
(b)During the 36 weeks ended September 5, 2026, we designated $4.5 billion of existing euro denominated debt and $2.9 billion of euro denominated debt issued in February 2026 as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign operations. During the 12 and 36 weeks ended September 5, 2026, we designated $580 million of foreign exchange contracts maturing in October 2026 as net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign operations.
(c)During the 36 weeks ended September 5, 2026, U.S. dollar for euro cross-currency interest rate swaps with a total notional amount of $0.7 billion matured. During the 12 and 36 weeks ended September 5, 2026, we entered into Thai baht for U.S. dollar cross-currency interest rate swaps with a total notional amount of $0.3 billion and maturity dates ranging from May 2027 to May 2031. The cross-currency interest rate swaps are designated as net investment hedges to hedge the net assets of certain foreign operations with Thai baht functional currency.
As of September 5, 2026, approximately 15% of total debt was subject to variable rates, after the impact of the related interest rate swap contracts, compared to approximately 11% as of December 27, 2025.
Debt Securities
Held-to-Maturity
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. As of September 5, 2026, we had $70 million of investments in U.S. municipal bonds held-to-maturity debt securities with $25 million recorded in short-term investments and $45 million recorded in other assets. As of December 27, 2025, our held-to-maturity debt securities were not material. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. As of September 5, 2026 and December 27, 2025, gross unrecognized gains and losses and the allowance for expected credit losses were not material.
Available-for-Sale
On August 28, 2025, as part of the Celsius Transaction described in Note 4, we acquired Series B convertible preferred shares, issued by Celsius, valued at $585 million upon acquisition, excluding acquisition-related charges. These Series B convertible preferred shares include certain conversion and redemption features and convert into Celsius common shares after six years from issuance if certain market-based conditions are met, or can be redeemed for cash after seven years from issuance. Shares underlying the transaction were priced at $51.75 per share, and the preferred shares are entitled to a 5% annual dividend, payable either in cash or in-kind. Given our redemption right, we classified our investment in the convertible preferred stock as a Level 3 investment in available-for-sale debt securities, consistent with the Series A convertible preferred shares issued by Celsius that we also hold. In addition, as part of this transaction, the conversion and redemption periods of the Series A convertible preferred shares were extended to match the terms of the newly issued Series B convertible preferred shares, which was accounted for as a modification.
The activity related to our Level 3 investments in certain available-for-sale debt securities is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Celsius:
Balance, beginning of period	$1,453	$958	$1,852	$785
Acquired	—	590	—	590
Net unrealized gain/(loss)	43	535	(328)	722
Cash dividends received	(14)	(6)	(42)	(20)
Balance, end of period	1,482	2,077	1,482	2,077
Other:
Balance, beginning of period	259	261	275	256
Net unrealized gain	41	6	25	11
Balance, end of period (a)	300	267	300	267
Total Level 3 available-for-sale balance, end of period	$1,782	$2,344	$1,782	$2,344
(a)Subsequent to September 5, 2026, we converted this available-for-sale debt security into common shares of the issuer pursuant to the terms of the investment agreement. Additionally, we executed a forward sale contract to hedge the exposure to changes in market price of this investment, resulting in an expected pre-tax income of $50 million to be recognized in corporate unallocated expenses in the fourth quarter of 2026.
There were no impairment charges related to our investments in available-for-sale debt securities in both the 36 weeks ended September 5, 2026 and September 6, 2025. There were net unrealized gains of $557 million and $1,067 million as of September 5, 2026 and September 6, 2025, respectively, associated with our available-for-sale debt securities.

Recurring Fair Value Measurements
The fair values of our financial assets and liabilities are categorized as follows:

	Fair Value Hierarchy Levels(a)	9/5/2026		12/27/2025
		Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale debt securities (b)	3	$1,782	$—	$2,127	$—
Index funds (c)	1	382	—	341	—
Deferred compensation (d)	2	—	506	—	495
Contingent consideration (e)	3	—	12	—	278
Derivatives designated as fair value hedging instruments:
Interest rate swap contracts (f)	2	—	38	19	3
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	2	8	20	6	28
Cross-currency contracts (g)	2	—	—	—	102
Commodity contracts (h)	2	60	15	116	5
		68	35	122	135
Derivatives designated as net investment hedging instruments:
Foreign exchange contracts (g)	2	1	3	—	1
Cross-currency contracts (g)	2	1	132	—	34
		2	135	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	2	1	23	6	32
Commodity contracts (h)	2	33	7	4	9
		34	30	10	41
Total derivatives at fair value (i)		104	238	151	214
Total		$2,268	$756	$2,619	$987
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
(b)Classified as other assets. The fair value of our investment in Celsius is estimated using probability-weighted discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs, such as an 80% probability that a certain market-based condition will be met and an average estimated discount rate of 8.9% and 8.5% as of September 5, 2026 and December 27, 2025, respectively. The fair value of the other investment is estimated using a lattice model primarily based on the underlying stock price, volatility and certain significant unobservable inputs, such as a discount rate of 8.3% based on an estimated synthetic credit rating. An increase in the probability that certain market-based conditions will be met or a decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability that certain market-based conditions will be met or an increase in the discount rate would result in a lower fair value measurement. Subsequent to September 5, 2026, we converted the other available-for-sale debt security into common shares of the issuer pursuant to the terms of the investment agreement. Additionally, we executed a forward sale contract to hedge the exposure to changes in market price of this investment, resulting in an expected pre-tax income of $50 million to be recognized in corporate unallocated expenses in the fourth quarter of 2026.
(c)Based on the price of index funds. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.
(d)Based on the fair value of investments corresponding to employees’ investment elections.
(e)In connection with our acquisition of VNGR Beverage, LLC (poppi), we recorded a contingent consideration liability measured at fair value. Under the terms of the arrangement, we will be required to make a payment of $300 million if certain performance milestones are achieved by the third quarter of 2027; otherwise, no payment will be made. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation using significant unobservable inputs such as forecasts of net revenue and margin. An increase in the net revenue and margin forecasts would result in a higher fair value measurement, while a decrease in the net revenue and margin forecasts would result in a lower fair value measurement. As of September 5, 2026, the fair value of the contingent consideration was $12 million, reflecting a fair value decrease of $105 million and $266 million in the 12 and 36 weeks ended September 5, 2026, respectively, recorded in selling, general and administrative expenses.

(f)Based on Secured Overnight Financing Rate forward rates. As of September 5, 2026, the carrying amount of hedged fixed-rate debt was $2.0 billion, which was classified on the balance sheet within long-term debt obligations.
(g)Based on recently reported market transactions of spot and/or forward rates.
(h)Primarily based on recently reported market transactions of swap arrangements.
(i)Derivative assets and liabilities are presented on a gross basis on our balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on our balance sheet as of September 5, 2026 and December 27, 2025 were not material. Collateral received or posted against our asset or liability positions was not material. Exchange-traded commodity futures are cash-settled on a daily basis and, therefore, not included in the table.
The carrying amounts of our cash and cash equivalents and short-term investments recorded at amortized cost approximate fair value (classified as Level 2 in the fair value hierarchy) due to their short-term maturity. The fair value of our debt obligations as of September 5, 2026 and December 27, 2025 was $47 billion and $46 billion, respectively, based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our fair value hedges recognized in the income statement are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Interest rate swap contracts (a)	$17	$(33)	$54	$(76)
(a)Interest rate derivative losses/(gains) are included in net interest expense and other. These losses/(gains) are substantially offset by decreases/increases in the value of the underlying debt, which are also included in net interest expense and other.
Losses/(gains) on our cash flow hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Foreign exchange contracts	$16	$8	$7	$13
Cross-currency contracts	—	(5)	—	(8)
Commodity contracts	1	(38)	(44)	(10)
Total	$17	$(35)	$(37)	$(5)

	36 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Reclassified from Accumulated Other Comprehensive Loss into Income Statement(a)
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Foreign exchange contracts	$22	$78	$37	$(11)
Cross-currency contracts	5	(60)	5	(63)
Commodity contracts	(211)	(138)	(168)	(15)
Total	$(184)	$(120)	$(126)	$(89)
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
As of September 5, 2026, we expect to reclassify net gains of $160 million related to our cash flow hedges from accumulated other comprehensive loss within common shareholders’ equity into net income during the next 12 months.

Losses/(gains) on our net investment hedges are categorized as follows:

	12 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Statement(a)
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Non-derivative debt instruments	$39	$27	$—	$—
Cross-currency contracts	27	4	(5)	(3)
Foreign exchange contracts	3	(13)	(1)	—
Total	$69	$18	$(6)	$(3)

	36 Weeks Ended
	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Statement(a)
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Non-derivative debt instruments	$(120)	$311	$—	$—
Cross-currency contracts	97	13	(13)	(7)
Foreign exchange contracts	(8)	(13)	(3)	—
Total	$(31)	$311	$(16)	$(7)
(a)Amount excluded from the assessment of effectiveness recognized in earnings associated with cross-currency interest rate swaps and forward contracts.
Losses/(gains) recognized in the income statement related to our non-designated hedges are categorized as follows:

	12 Weeks Ended
	9/5/2026			9/6/2025
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$32	$32	$—	$(3)	$(3)
Commodity contracts	(20)	(102)	(122)	16	4	20
Total	$(20)	$(70)	$(90)	$16	$1	$17

	36 Weeks Ended
	9/5/2026			9/6/2025
	Cost of sales	Selling, general and administrative expenses	Total	Cost of sales	Selling, general and administrative expenses	Total
Foreign exchange contracts	$—	$19	$19	$1	$51	$52
Commodity contracts	(48)	(277)	(325)	12	(6)	6
Total	$(48)	$(258)	$(306)	$13	$45	$58

Note 9 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/5/2026		9/6/2025
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$2.23		$1.90
Net income available for PepsiCo common shareholders	$3,048	1,364	$2,603	1,369
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	3
Diluted	$3,048	1,367	$2,603	1,372
Diluted net income attributable to PepsiCo per common share	$2.23		$1.90

	36 Weeks Ended
	9/5/2026		9/6/2025
	Income	Shares(a)	Income	Shares(a)
Basic net income attributable to PepsiCo per common share	$6.12		$4.16
Net income available for PepsiCo common shareholders	$8,356	1,366	$5,700	1,370
Dilutive securities:
Stock options, RSUs, PSUs and other (b)	—	3	—	3
Diluted	$8,356	1,369	$5,700	1,373
Diluted net income attributable to PepsiCo per common share	$6.10		$4.15
(a)Weighted-average common shares outstanding (in millions).
(b)The dilutive effect of these securities is calculated using the treasury stock method.
The weighted-average amount of antidilutive securities excluded from the calculation of diluted earnings per common share was 10 million and 9 million for the 12 and 36 weeks ended September 5, 2026, respectively, and 7 million and 8 million for the 12 and 36 weeks ended September 6, 2025, respectively.

Note 10 - Accumulated Other Comprehensive Loss Attributable to PepsiCo
The changes in the balances of each component of accumulated other comprehensive loss attributable to PepsiCo are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Pension and Retiree Medical	Available-for-Sale Debt Securities and Other(a)	Accumulated Other Comprehensive Loss Attributable to PepsiCo
Balance as of December 27, 2025 (b)	$(13,494)	$126	$(2,262)	$606	$(15,024)
Other comprehensive income/(loss) before reclassifications (c)	757	108	(10)	(129)	726
Amounts reclassified from accumulated other comprehensive loss	—	(37)	19	—	(18)
Net other comprehensive income/(loss)	757	71	9	(129)	708
Tax amounts	(38)	(16)	(3)	31	(26)
Balance as of March 21, 2026 (b)	(12,775)	181	(2,256)	508	(14,342)
Other comprehensive income/(loss) before reclassifications (d)	145	93	4	(285)	(43)
Amounts reclassified from accumulated other comprehensive loss	—	(52)	22	—	(30)
Net other comprehensive income/(loss)	145	41	26	(285)	(73)
Tax amounts	10	(1)	(5)	68	72
Balance as of June 13, 2026 (b)	(12,620)	221	(2,235)	291	(14,343)
Other comprehensive (loss)/ income before reclassifications (e)	(876)	(17)	87	69	(737)
Amounts reclassified from accumulated other comprehensive loss	—	(37)	175	—	138
Net other comprehensive (loss)/income	(876)	(54)	262	69	(599)
Tax amounts	18	13	(59)	(17)	(45)
Balance as of September 5, 2026 (b)	$(13,478)	$180	$(2,032)	$343	$(14,987)
(a)The movements primarily represent fair value changes in available-for-sale debt securities, including our investment in Celsius convertible preferred stock. See Note 8 for further information.
(b)Pension and retiree medical amounts are net of taxes of $1,138 million as of December 27, 2025, $1,135 million as of March 21, 2026, $1,130 million as of June 13, 2026 and $1,071 million as of September 5, 2026.
(c)Currency translation adjustment primarily reflects appreciation of the euro, Mexican peso and Russian ruble.
(d)Currency translation adjustment primarily reflects appreciation of the Russian ruble.
(e)Currency translation adjustment primarily reflects depreciation of the Russian ruble.

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
(c)Currency translation adjustment primarily reflects appreciation of the Russian ruble and depreciation of the euro.
(d)Currency translation adjustment primarily reflects appreciation of the Russian ruble, Mexican peso and Canadian dollar.

The reclassifications from accumulated other comprehensive loss to the income statement are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025	Affected Line Item in the Income Statement
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$(1)	$(2)	Net revenue
Foreign exchange contracts	8	13	38	(9)	Cost of sales
Cross-currency contracts	—	(8)	5	(63)	Selling, general and administrative expenses
Commodity contracts	(44)	(11)	(166)	(17)	Cost of sales
Commodity contracts	—	1	(2)	2	Selling, general and administrative expenses
Net gains before tax	(37)	(5)	(126)	(89)
Tax amounts	8	—	37	22
Net gains after tax	(29)	(5)	(89)	(67)

Pension and retiree medical items:
Amortization of net prior service cost/(credits)	1	(1)	3	(2)	Other pension and retiree medical benefits (expense)/income
Amortization of net losses	20	21	59	58	Other pension and retiree medical benefits (expense)/income
Net settlement/curtailment losses	154	13	154	12	Other pension and retiree medical benefits (expense)/income
Net losses before tax	175	33	216	68
Tax amounts	(39)	(7)	(48)	(15)
Net losses after tax	136	26	168	53

Total net losses/(gains) reclassified, net of tax	$107	$21	$79	$(14)

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
Acquisition and Divestiture-Related Charges/Credits
Acquisition and divestiture-related charges/credits include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration and to the acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangibles, employee-related costs, closing costs and other integration costs.

A summary of charges/credits is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
Cost of sales	$—	$46	$—	$46
Selling, general and administrative expenses (a)	(96)	125	(254)	212
Impairment of intangible assets	—	50	—	50
Total	$(96)	$221	$(254)	$308
After-tax amount	$(73)	$169	$(194)	$236
Impact on net income attributable to PepsiCo per common share	$0.05	$(0.12)	$0.14	$(0.17)

	12 Weeks Ended		36 Weeks Ended
	9/5/2026	9/6/2025	9/5/2026	9/6/2025
PFNA	$1	$2	$3	$23
PBNA (a)	(97)	219	(257)	285
Total	$(96)	$221	$(254)	$308
(a)Income amounts primarily relate to the change in the fair value of contingent consideration associated with our acquisition of poppi. See Note 8 for further information.
Note 12 - Supply Chain Financing Arrangements
We maintain voluntary supply chain finance agreements with several participating global financial institutions. Under these agreements, our suppliers, at their sole discretion, may elect to sell their accounts receivable with PepsiCo to these participating global financial institutions. As of September 5, 2026 and December 27, 2025, $1.8 billion and $1.7 billion, respectively, of our accounts payable are to suppliers participating in these financing arrangements. For further information on the key terms of these supply chain financing programs, see Note 14 to our consolidated financial statements in our 2025 Form 10-K.
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
Risks Associated with International Operations
In the 12 weeks ended September 5, 2026, our financial results outside of North America reflect the months of June, July and August. In the 36 weeks ended September 5, 2026, our financial results outside of North America reflect the months of January through August. In the 36 weeks ended September 5, 2026, our operations outside of the United States generated 45% of our consolidated net revenue, with Mexico, Russia, Canada, China, the United Kingdom, Brazil and South Africa, collectively, comprising 25% of our consolidated net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 5, 2026, favorable foreign exchange contributed 1 percentage point to net revenue performance, primarily due to an appreciation of the Mexican peso and South African rand, partially offset by a decline in the Turkish lira. In the 36 weeks ended September 5, 2026, favorable foreign exchange contributed 2 percentage points to net revenue performance, primarily due to appreciation of the Mexican peso and Russian ruble, partially offset by a decline in the Turkish lira. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, volatile economic, political, social and geopolitical conditions, civil unrest and wars and other military conflicts, acts of terrorism and natural disasters and other catastrophic events in certain markets in which our products are made, manufactured, distributed or sold, including in Argentina, Brazil, China, Mexico, the Middle East (including Egypt), Russia, Turkey and Ukraine, continue to result in challenging operating environments and have resulted in and could continue to result in changes in how we operate in certain of these markets. Debt and credit issues, currency controls or fluctuations, sanctions and export controls in certain of these international markets (including restrictions on the transfer of funds to and from certain markets) have also continued to impact our operations in certain of these international markets. We continue to closely monitor the economic, operating and political environment in the markets in which we operate, including risks of temporary or permanent expropriation of assets, any other limits on our ability to conduct business operations, loss of or damage to key manufacturing sites, additional impairments or write-offs and currency fluctuation, and to identify actions to potentially mitigate any unfavorable impacts on our future results. Our operations in Russia accounted for 6% and 5% of our consolidated net revenue for the 12 and 36 weeks ended September 5, 2026, respectively. Russia accounted for 5% of our consolidated assets, including 20% of our consolidated cash and cash equivalents, and 42% of our accumulated currency translation adjustment loss as of September 5, 2026.
See Note 8 to our condensed consolidated financial statements in this Form 10-Q for the fair values of our financial instruments as of September 5, 2026 and December 27, 2025 and Note 9 to our consolidated financial statements in our 2025 Form 10-K for a discussion of these items.
Risks Associated with Tariffs
The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on China, the European Union, Canada and Mexico and other countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. During the 36 weeks ended September 5, 2026, the U.S. Supreme Court ruled that many of the tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. Following this ruling, we submitted tariff recovery claims through the U.S. Customs and Border Protection seeking a refund of certain eligible IEEPA tariffs and received substantially all of the refunds of such tariffs. In addition, the U.S. Administration initiated new tariffs and may impose additional tariffs. As a result, there remains significant uncertainty regarding the duration and scope of existing and future tariffs and the impact of such tariffs will continue to vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty have impacted and could continue to impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business, to identify actions to potentially mitigate, where possible, any unfavorable impacts on our business and to monitor the regulatory and administrative developments around the potential refund of tariffs previously paid and assess their impact on our future results.
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
We report all of our international operations on a monthly calendar basis. The 12 weeks ended September 5, 2026 and September 6, 2025 include volume outside of North America for the months of

June, July and August. The 36 weeks ended September 5, 2026 and September 6, 2025 include volume outside of North America for the months of January through August.
Consolidated Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/5/2026	9/6/2025	Change	9/5/2026	9/6/2025	Change
Net revenue	$25,274	$23,937	6%	$68,898	$64,582	7%
Operating profit	$4,260	$3,569	19%	$11,496	$7,941	45%
Operating margin	16.9%	14.9%	2.0	16.7%	12.3%	4.4
See “Results of Operations – Segment Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Operating profit increased 19%, primarily driven by productivity savings, a favorable net impact of acquisition and divestiture-related charges/credits, effective net pricing, a 4-percentage-point favorable impact of tariff refunds and a favorable impact of net mark-to-market gains on commodity derivatives. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.
36 Weeks
Operating profit increased 45%, primarily driven by productivity savings, prior-year impairment charges related to the Rockstar and Be & Cheery brands, effective net pricing and a favorable net impact of acquisition and divestiture-related charges/credits, partially offset by certain operating cost increases.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/5/2026	9/6/2025	Change	9/5/2026	9/6/2025	Change
Other pension and retiree medical benefits expense/(income)	$114	$(26)	$140	$(3)	$(91)	$88
Net interest expense and other	$242	$264	$(22)	$773	$788	$(15)
Tax rate	21.4%	21.4%		21.6%	20.8%
Net income attributable to PepsiCo	$3,048	$2,603	17%	$8,356	$5,700	47%
Net income attributable to PepsiCo per common share – diluted	$2.23	$1.90	17%	$6.10	$4.15	47%
12 Weeks
Other pension and retiree medical benefits expense increased $140 million, primarily due to a settlement charge as a result of lump sum distributions exceeding the total of annual service and interest cost.
Net interest expense and other decreased $22 million, due to higher average cash balances and lower interest rates on average debt balances, partially offset by lower interest rates on average cash balances, lower gains on the market value of investments used to economically hedge a portion of our deferred compensation liability and higher average debt balances.
The reported tax rate was even with the prior year.

36 Weeks
Other pension and retiree medical benefits income decreased $88 million, primarily reflecting the settlement charge, partially offset by the impact of changes in the discount rates and higher expected return on plan assets.
Net interest expense and other decreased $15 million, due to higher average cash balances, lower interest rates on average debt balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation liability, partially offset by higher average debt balances and lower interest rates on average cash balances.
The reported tax rate increased 0.8 percentage points, primarily reflecting the prior-year release of federal interest accruals.
Results of Operations – Segment Review
While our financial results in North America are reported on a 12-week basis, all of our international operations are reported on a monthly calendar basis for which the months of June, July and August are reflected in our results for the 12 weeks ended September 5, 2026 and September 6, 2025 and the months January through August are reflected in our results for the 36 weeks ended September 5, 2026 and September 6, 2025.
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

	12 Weeks Ended 9/5/2026
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	—	—%	0.5	(1)
PBNA	5%	—	(6)	—%	(3)	3
IB Franchise	8%	(1)	—	7%	5.5	2
EMEA	8%	1	—	9%	1	7
LatAm Foods	14%	(8)	—	6%	2.5	3
Asia Pacific Foods	10%	(1)	—	9%	11	(2)
Total	6%	(1)	(2)	3%	0.5	3

	36 Weeks Ended 9/5/2026
		Impact of			Impact of
	Reported % Change, GAAP measure	Foreign exchange translation	Acquisitions and divestitures	Organic % Change, non-GAAP measure(a)	Organic volume change(b)	Effective net pricing
PFNA	—%	—	—	—%	1	(1)
PBNA	7%	—	(6)	1%	(3)	4
IB Franchise	10%	(2)	—	8%	4	4
EMEA	11%	(3)	—	7%	3	4
LatAm Foods	15%	(11)	—	4.5%	—	4
Asia Pacific Foods	11%	(3)	—	9%	10	(2)
Total	7%	(2)	(2)	3%	0.5	2
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

	12 Weeks Ended 9/5/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,333	$1,056	$562	$897	$624	$174	$(386)	$4,260
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(79)	(79)
Restructuring and impairment charges	48	53	2	43	2	5	39	192
Acquisition and divestiture-related charges/credits	1	(97)	—	—	—	—	—	(96)
Core, non-GAAP measure	1,382	1,012	564	940	626	179	(426)	4,277
Impact of foreign exchange translation	2	3	(8)	18	(49)	(4)	—	(38)
Core Constant Currency, non-GAAP measure	$1,384	$1,015	$556	$958	$577	$175	$(426)	$4,239

Reported Operating Profit % Change, GAAP measure	(13)%	45%	29%	25%	47%	15%	(10)%	19%
Core Operating Profit % Change, non-GAAP measure	(12)%	4%	10%	16%	20%	14%	5%	3%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(12)%	4%	9%	19%	10%	12%	5%	2.5%

	12 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$1,536	$729	$436	$720	$424	$151	$(427)	$3,569
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	23	23
Restructuring and impairment charges	32	19	2	69	17	5	(2)	142
Acquisition and divestiture-related charges/credits	2	219	—	—	—	—	—	221
Impairment and other charges	—	8	73	19	—	—	—	100
Indirect and income tax impact	—	—	—	—	82	—	—	82
Core, non-GAAP measure	$1,570	$975	$511	$808	$523	$156	$(406)	$4,137

	36 Weeks Ended 9/5/2026
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$4,104	$2,845	$1,520	$1,926	$1,668	$518	$(1,085)	$11,496
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(221)	(221)
Restructuring and impairment charges	149	55	10	82	9	13	55	373
Acquisition and divestiture-related charges/credits	3	(257)	—	—	—	—	—	(254)
Core, non-GAAP measure	4,256	2,643	1,530	2,008	1,677	531	(1,251)	11,394
Impact of foreign exchange translation	(3)	—	(30)	(29)	(175)	(16)	—	(253)
Core Constant Currency, non-GAAP measure	$4,253	$2,643	$1,500	$1,979	$1,502	$515	$(1,251)	$11,141

Reported Operating Profit % Change, GAAP measure	(8)%	416%	22%	47%	28%	62%	(13)%	45%
Core Operating Profit % Change, non-GAAP measure	(8)%	3%	15%	18%	18%	29%	3%	5%
Core Constant Currency Operating Profit % Change, non-GAAP measure	(8)%	3%	13%	17%	6%	25%	3%	3%

	36 Weeks Ended 9/6/2025
	PFNA	PBNA	IB Franchise	EMEA	LatAm Foods	Asia Pacific Foods	Corporate unallocated expenses	Total
Reported, GAAP measure	$4,463	$550	$1,248	$1,310	$1,301	$321	$(1,252)	$7,941
Items Affecting Comparability (a)
Mark-to-market net impact	—	—	—	—	—	—	(8)	(8)
Restructuring and impairment charges	147	192	7	118	36	9	45	554
Acquisition and divestiture-related charges/credits	23	285	—	—	—	—	—	308
Impairment and other charges	—	1,537	73	270	—	80	—	1,960
Indirect and income tax impact	—	—	—	—	82	—	—	82
Core, non-GAAP measure	$4,633	$2,564	$1,328	$1,698	$1,419	$410	$(1,215)	$10,837
(a)See “Items Affecting Comparability” for further information.
PFNA
12 Weeks
Net revenue decreased slightly, primarily driven by unfavorable net pricing, partially offset by an increase in organic volume.
Unit volume grew slightly, driven by a 1% increase in savory snacks volume, partially offset by a 4% decrease in other foods volume.
Operating profit decreased 13%, primarily reflecting certain operating cost increases, a 4-percentage-point impact of gains associated with sales of certain assets in the prior year, the unfavorable net pricing and a 4-percentage-point impact of higher commodity costs. These impacts were partially offset by productivity savings.
36 Weeks
Net revenue decreased slightly, primarily driven by unfavorable net pricing, partially offset by an increase in organic volume.
Unit volume grew 1%, driven primarily by a 1% increase in savory snacks volume.
Operating profit decreased 8%, primarily reflecting certain operating cost increases, the unfavorable net pricing and a 4-percentage-point impact of gains associated with sales of certain assets in the prior year. These impacts were partially offset by productivity savings.
PBNA
12 Weeks
Net revenue increased 5%, primarily driven by a favorable net impact of acquisitions and divestitures and effective net pricing, partially offset by an organic volume decline.
Unit volume declined 2%, primarily driven by a 3% decline in noncarbonated beverage (NCB) volume and a 2% decline in carbonated soft drink (CSD) volume.
Operating profit increased 45%, primarily driven by a favorable net impact of acquisition and divestiture-related charges/credits related to our poppi acquisition, a 23-percentage-point favorable net impact of global tariffs (which includes tariff refunds) and higher commodity costs, and productivity savings. These impacts were partially offset by certain operating cost increases, the decline in organic volume, higher advertising and marketing expenses and higher restructuring charges.

36 Weeks
Net revenue increased 7%, primarily driven by a favorable net impact of acquisitions and divestitures and effective net pricing, partially offset by an organic volume decline.
Unit volume declined 3%, primarily driven by a 3% decline in NCB volume and a 2.5% decline in CSD volume.
Operating profit increased 416%, primarily reflecting a prior-year impairment charge related to the Rockstar brand, a favorable net impact of acquisition and divestiture-related charges/credits related to our poppi acquisition, lower restructuring charges, productivity savings, a 6-percentage-point favorable net impact of global tariffs (which includes tariff refunds) and higher commodity costs, and the effective net pricing. These impacts were partially offset by certain operating cost increases, the decline in organic volume and higher advertising and marketing expenses.
IB Franchise
12 Weeks
Net revenue increased 8%, primarily reflecting organic volume growth and effective net pricing.
Unit volume grew 5%, primarily reflecting broad-based increases, led by India, partially offset by declines in China and Mexico.
Operating profit increased 29%, primarily reflecting a prior-year impairment charge related to the Rockstar brand, the net revenue growth, productivity savings and a 4-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases and higher advertising and marketing costs.
36 Weeks
Net revenue increased 10%, primarily reflecting organic volume growth and effective net pricing.
Unit volume grew 4%, primarily reflecting broad-based increases, led by India, partially offset by a decline in Mexico.
Operating profit increased 22%, primarily reflecting the net revenue growth, a prior-year impairment charge related to the Rockstar brand and productivity savings. These impacts were partially offset by certain operating cost increases.
EMEA
12 Weeks
Net revenue increased 8%, primarily reflecting effective net pricing.
Convenient foods unit volume declined 1%, primarily reflecting a decline in South Africa, partially offset by growth in the Middle East and Russia.
Beverage unit volume grew 4%, primarily reflecting growth in the Middle East, Turkey and Russia.
Operating profit increased 25%, primarily reflecting the effective net pricing, productivity savings and lower restructuring charges. These impacts were partially offset by certain operating cost increases.
36 Weeks
Net revenue increased 11%, reflecting effective net pricing, part of which is from subsidiaries operating in highly inflationary economies, a 3-percentage-point impact of favorable foreign exchange translation and organic volume growth.
Convenient foods unit volume grew 3%, primarily reflecting growth in the Middle East and Russia.

Beverage unit volume grew 2%, primarily reflecting growth in the Middle East.
Operating profit increased 47%, primarily reflecting the net revenue growth, productivity savings and a prior-year impairment charge related to the Rockstar brand. These impacts were partially offset by certain operating cost increases.
LatAm Foods
12 Weeks
Net revenue increased 14%, reflecting an 8-percentage-point impact of favorable foreign exchange translation, effective net pricing and organic volume growth.
Unit volume grew 3%, primarily reflecting broad-based increases, led by Mexico and Brazil.
Operating profit increased 47%, primarily reflecting an indirect tax audit settlement in the prior year, productivity savings, the net revenue growth, a 9-percentage-point impact of favorable foreign exchange translation and a 6-percentage-point impact of certain indirect tax credits in Brazil. These impacts were partially offset by certain operating cost increases.
36 Weeks
Net revenue increased 15%, primarily reflecting an 11-percentage-point impact of favorable foreign exchange translation, driven primarily by the strengthening of the Mexican peso, and effective net pricing.
Unit volume grew slightly, primarily reflecting broad-based increases, led by Colombia, partially offset by a decline in Mexico.
Operating profit increased 28%, primarily reflecting productivity savings, the net revenue growth, a 12-percentage-point impact of favorable foreign exchange translation, primarily driven by the strengthening of the Mexican peso, and an indirect tax audit settlement in the prior year. These impacts were partially offset by certain operating cost increases.
Asia Pacific Foods
12 Weeks
Net revenue increased 10%, reflecting organic volume growth and a 1-percentage-point impact of favorable foreign exchange translation, partially offset by unfavorable net pricing.
Unit volume grew 11%, primarily reflecting broad-based increases, led by India.
Operating profit increased 15%, primarily reflecting productivity savings and the organic volume growth. These impacts were partially offset by certain operating cost increases.
36 Weeks
Net revenue increased 11%, reflecting organic volume growth and a 3-percentage-point impact of favorable foreign exchange translation, partially offset by unfavorable net pricing.
Unit volume grew 10%, primarily reflecting growth in India and China.
Operating profit increased 62%, primarily reflecting a prior-year impairment charge related to the Be & Cheery brand, productivity savings, the organic volume growth and a 6-percentage-point impact of lower commodity costs. These impacts were partially offset by certain operating cost increases.
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
See “Net Revenue and Organic Revenue Performance” in “Results of Operations – Segment Review” for further information.
Cost of sales, gross profit, selling, general and administrative expenses, impairment of intangible assets, other pension and retiree medical benefits expense/income, provision for income taxes and net income attributable to PepsiCo, each adjusted for items affecting comparability, operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability and the corresponding constant currency growth rates
These measures exclude the net impact of mark-to-market gains and losses on centrally managed commodity derivatives that do not qualify for hedge accounting, restructuring and impairment charges related to our 2019 Productivity Plan, charges and credits associated with our acquisitions and divestitures, impairment and other charges, indirect and income tax impact and the impact of settlement and curtailment gains and losses related to pension and retiree medical plans (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on operating profit and net income attributable to PepsiCo per common share – diluted, each adjusted for items affecting comparability on a constant currency basis, which measure our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current-year U.S. dollar results by the current-year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We also apply the constant currency calculation for our subsidiaries operating in highly inflationary economies. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance or that we believe impact comparability with the prior year.
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources” for further information.
Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/5/2026
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits (expense)/ income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$11,520	$13,754	$9,494	$4,260	$(114)	$834	$3,048
Items Affecting Comparability
Mark-to-market net impact	15	(15)	64	(79)	—	(19)	(60)
Restructuring and impairment charges	(9)	9	(183)	192	(7)	36	149
Acquisition and divestiture-related charges/credits	—	—	96	(96)	—	(23)	(73)
Pension and retiree medical-related impact	—	—	—	—	179	40	139
Core, non-GAAP measure	$11,526	$13,748	$9,471	$4,277	$58	$868	$3,203

	12 Weeks Ended 9/6/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$11,113	$12,824	$9,122	$133	$3,569	$26	$713	$2,603
Items Affecting Comparability
Mark-to-market net impact	(18)	18	(5)	—	23	—	6	17
Restructuring and impairment charges	(16)	16	(126)	—	142	(1)	25	116
Acquisition and divestiture-related charges/credits	(46)	46	(125)	(50)	221	—	52	169
Impairment and other charges	—	—	(17)	(83)	100	—	8	92
Indirect and income tax impact (b)	—	—	(82)	—	82	—	(47)	129
Pension and retiree medical-related impact	—	—	—	—	—	13	2	11
Core, non-GAAP measure	$11,033	$12,904	$8,767	$—	$4,137	$38	$759	$3,137

	36 Weeks Ended 9/5/2026
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$31,302	$37,596	$26,100	$11,496	$3	$2,314	$8,356
Items Affecting Comparability
Mark-to-market net impact	42	(42)	179	(221)	—	(53)	(168)
Restructuring and impairment charges	(27)	27	(346)	373	(6)	77	290
Acquisition and divestiture-related charges/credits	—	—	254	(254)	—	(60)	(194)
Pension and retiree medical-related impact	—	—	—	—	179	40	139
Core, non-GAAP measure	$31,317	$37,581	$26,187	$11,394	$176	$2,318	$8,423

	36 Weeks Ended 9/6/2025
	Cost of sales	Gross profit	Selling, general and administrative expenses	Impairment of intangible assets	Operating profit	Other pension and retiree medical benefits income	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP measure	$29,343	$35,239	$25,305	$1,993	$7,941	$91	$1,504	$5,700
Items Affecting Comparability
Mark-to-market net impact	(9)	9	17	—	(8)	—	(2)	(6)
Restructuring and impairment charges	(119)	119	(435)	—	554	13	100	467
Acquisition and divestiture-related charges/credits	(46)	46	(212)	(50)	308	—	72	236
Impairment and other charges	—	—	(17)	(1,943)	1,960	—	421	1,539
Indirect and income tax impact (b)	—	—	(82)	—	82	—	(47)	129
Pension and retiree medical-related impact	—	—	—	—	—	12	2	10
Core, non-GAAP measure	$29,169	$35,413	$24,576	$—	$10,837	$116	$2,050	$8,075
(a)Provision for income taxes is the expected tax charge/benefit on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
(b)Provision for income taxes reflects the unfavorable impact of an income tax audit settlement in our LatAm Foods segment.

	12 Weeks Ended						36 Weeks Ended
	9/5/2026		9/6/2025		Change		9/5/2026	9/6/2025	Change
Net income attributable to PepsiCo per common share – diluted, GAAP measure	$2.23		$1.90		17%		$6.10	$4.15	47%
Mark-to-market net impact	(0.04)		0.01				(0.12)	—
Restructuring and impairment charges	0.11		0.08				0.21	0.34
Acquisition and divestiture-related charges/credits	(0.05)		0.12				(0.14)	0.17
Impairment and other charges	—		0.07				—	1.12
Indirect and income tax impact	—		0.09				—	0.09
Pension and retiree medical-related impact	0.10		0.01				0.10	0.01
Core net income attributable to PepsiCo per common share – diluted, non-GAAP measure	$2.34	(a)	$2.29	(a)	2%		$6.15	$5.88	5%
Impact of foreign exchange translation					(1)				(2.5)
Change in core net income attributable to PepsiCo per common share – diluted, on a constant currency basis, non-GAAP measure					1.5%	(a)			2%	(a)
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
Restructuring and Impairment Charges
2019 Multi-Year Productivity Plan
The 2019 Productivity Plan leverages new technology and business models to further simplify, harmonize and automate processes; re-engineers our go-to-market and information systems, including deploying the right automation for each market; and simplifies our organization and optimizes our manufacturing and supply chain footprint. To build on the successful implementation of the 2019 Productivity Plan, in 2024, we further expanded and extended the plan through the end of 2030 to take advantage of additional opportunities within the initiatives described above. As a result, we expect to incur pre-tax charges of approximately $6.15 billion, including cash expenditures of approximately $5.1 billion. Plan-to-date through September 5, 2026, we have incurred pre-tax charges of $4.0 billion, including cash expenditures of $3.1 billion. For the remainder of 2026, we expect to incur pre-tax charges of approximately $500 million and cash expenditures of approximately $250 million. These charges will be funded primarily through cash from operations. We expect to incur the majority of the remaining pre-tax charges and cash expenditures through 2027, with the balance to be incurred through 2030. Charges include severance and other employee costs, asset impairments and other costs.
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
Acquisition and Divestiture-Related Charges/Credits
Acquisition and divestiture-related charges/credits include merger and integration charges, transaction expenses, such as consulting, advisory and other professional fees, as well as fair value adjustments to contingent consideration and to the acquired inventory included in the acquisition-date balance sheets. Merger and integration charges include distribution agreement termination fees, impairment of certain acquisition-related intangibles, employee-related costs, closing costs and other integration costs.
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
Pension and Retiree Medical-Related Impact
Pension and retiree medical-related impact includes settlement charges related to lump sum distributions exceeding the total of annual service and interest costs, as well as net curtailment losses.
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
As of September 5, 2026, cash, cash equivalents and short-term investments in our consolidated subsidiaries outside of Russia that are subject to currency controls or currency exchange restrictions were not material. As of September 5, 2026, Russia accounted for 20% of our consolidated cash and cash equivalents. Our sources and uses of cash were not materially adversely impacted by the cash and cash equivalents held in Russia and, to date, we have not identified any material impact on our liquidity or capital resources as a result of these amounts. See “Our Business Risks” for further information on our operations in Russia.
The TCJ Act imposed a one-time mandatory transition tax on undistributed international earnings. As of September 5, 2026, our final mandatory transition tax liability of $965 million has been paid. See “Our Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in our 2025 Form 10-K for further discussion of the TCJ Act.
Supply chain financing arrangements did not have a material impact on our liquidity or capital resources in the periods presented and we do not expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 12 to our condensed consolidated financial statements for further discussion of supply chain financing arrangements.
Operating Activities
During the 36 weeks ended September 5, 2026, net cash provided by operating activities was $8.0 billion, compared to net cash provided by operating activities of $5.5 billion in the prior-year period. The increase in operating cash flow primarily reflects favorable operating profit performance and favorable working capital comparisons.
Investing Activities
During the 36 weeks ended September 5, 2026, net cash used for investing activities was $2.3 billion, primarily reflecting net capital spending of $2.1 billion.
We regularly review our plans with respect to net capital spending and believe that we have sufficient liquidity to meet our net capital spending needs.

Financing Activities
During the 36 weeks ended September 5, 2026, net cash used for financing activities was $3.9 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.7 billion and payments of long-term debt borrowings of $2.3 billion, offset by proceeds from the issuances of long-term debt of $3.0 billion and net proceeds of short-term borrowings of $2.1 billion.
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

	36 Weeks Ended
	9/5/2026	9/6/2025
Net cash provided by operating activities, GAAP measure	$7,950	$5,468
Capital spending	(2,182)	(2,499)
Sales of property, plant and equipment	89	272
Free cash flow, non-GAAP measure	$5,857	$3,241
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
Results of Review of Interim Financial Information
We have reviewed the Condensed Consolidated Balance Sheet of PepsiCo, Inc. and subsidiaries (the Company) as of September 5, 2026, the related Condensed Consolidated Statements of Income, Comprehensive Income, and Equity for the twelve and thirty-six weeks ended September 5, 2026 and September 6, 2025, the related Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 5, 2026 and September 6, 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 7, 2026

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
During the 12 weeks ended September 5, 2026, we continued migrating certain of our financial processing systems to an Enterprise Resource Planning (ERP) solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses in phases over the next several years. In connection with these ERP implementations, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the 12 weeks ended September 5, 2026, we continued implementing these systems, resulting in changes that materially affected our internal control over financial reporting. These system implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting. In addition, in connection with our 2019 multi-year productivity plan, we continue to migrate to shared business models across our operations to further simplify, harmonize and automate processes. In connection with our 2019 multi-year productivity plan and resulting organization and business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes, to maintain effective controls over our financial reporting. These changes have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.
Except with respect to the continued implementation of ERP systems, there have been no changes in our internal control over financial reporting during the 12 weeks ended September 5, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to implement our ERP solution and our 2019 multi-year productivity plan.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 21, 2026.
As previously disclosed, on June 20, 2024, the Mayor and City Council of Baltimore, Maryland filed a lawsuit against PepsiCo, Inc., Frito-Lay, Inc., Frito-Lay North America, Inc., and several other unrelated parties (the Baltimore Matter). On July 21, 2025, the Circuit Court for Baltimore City, Maryland dismissed with prejudice all claims except for public nuisance. On July 21, 2026, the court dismissed the remaining public nuisance claim and on August 18, 2026 the plaintiffs filed a notice of appeal as to all claims. The appeal is proceeding before the Appellate Court of Maryland. Please refer to Part I, “Item 3. Legal Proceedings” in our 2025 Form 10-K for additional information.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 5, 2026 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
6/13/2026				$9,518
6/14/2026 - 7/11/2026	0.6	$141.84	0.6	(80)
				9,438
7/12/2026 - 8/8/2026	0.6	$138.35	0.6	(87)
				9,351
8/9/2026 - 9/5/2026	0.7	$140.22	0.7	(100)
Total	1.9	$140.08	1.9	$9,251
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

ITEM 5. Other Information.
During the 12 weeks ended September 5, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 22	Subsidiary Issuer of Guaranteed Securities.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 7, 2026	/s/ Christine E. Tammara
Christine E. Tammara
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	October 7, 2026	/s/ David Flavell
David Flavell
Executive Vice President, General Counsel and Corporate Secretary
(Duly Authorized Officer)